Form 10-K
period 2014-12-31
Mentor Capital, Inc.
filed 2015-03-31
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 000-55323

Mentor Capital, Inc.
(Exact name of registrant as specified in its charter)

California	77-0395098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Fourteenth Street, Suite A-2, A-4, A-6, Ramona, CA 92065
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (760) 788-4700

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	.	No	X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	.	No	X .

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X .	No	.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X .	No	.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-5 (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	.	No	X.

At December 31, 2014, the approximate aggregate market value of shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCPink) was $5,278,125.  Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At December 31, 2014, there were 14,483,215 shares of Mentor Capital, Inc’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Mentor Capital, Inc., a California corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.  Moreover, as we begin to increase our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Registration Statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

All references in this Form 10-K to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I

Item 1.

       Business.

       Corporate History and Background

We were incorporated in the State of California in 1994 as Main Street Athletic Clubs, Inc. and operated a small chain of athletic clubs, a trucking company, and food companies, among other things. In 1996 our registration under Section 1-A of the securities act was declared effective and we began to trade publicly. In 1997 we merged with a group of approximately fifteen oil and gas partnerships which proved to be unsuccessful. In 1998 we entered a Chapter 11 bankruptcy reorganization in the Northern District of California, due mostly to a need to decrease oil and gas related debt in excess of asset value.

As we emerged from bankruptcy the court allowed the original issuance of approximately $145 Million in warrants to the claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00 $1.60 and $7.00 per share. At $1.60 per share, we may receive as much as $23 Million in warrant proceeds. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders may be more likely to exercise warrants at $1.60 per warrant share if the shares of our Common Stock are priced above $1.60 per share. The longer the Company’s Common Stock share price is above $1.60 the more likely warrant holders will also be willing to exercise their warrants. If the Common Stock share price is less than $1.60 for a long period of time, the Company may also decide to lower the exercise price of outstanding warrants so as to entice warrant holders to exercise their warrants and invest in the Company.  The amount of potential funds received by the Company from such exercises will decrease as the warrant exercise price decreases.

The bankruptcy court order allows all the warrants and shares that are issued upon exercise of the warrants to trade freely under an exemption provided by Section 1145 USC. We received an SEC “No Comment” letter and our Reorganization Plan was confirmed January 11, 2000. The SEC’s letter is not and should not be interpreted as approval of the Company’s Disclosure Statement of Plan of Reorganization. We exited the reorganization owning a small ATM business with fifty installed ATM machines.

       Recent Developments

Currently, our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our majority owned subsidiaries, which makes up most of our holdings. We monitor our less than majority positions for value and investment security.  Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis, including within the cannabis industry.

In 2009, we began examining cancer treatment-related companies, and created a proprietary Cancer Immunotherapy Index but worked with only one or two cancer therapy companies. In June 2013, we were approached to invest in a cancer related medical marijuana project and in August 2013 made the decision to start focusing on the medical marijuana space. The goal was to pursue an alternative approach to assisting in the fight against cancer and the effects of the disease.

We now have the following residual cancer related private holdings: $55,942 in Brighter Day Health which provides cost effective, HIPAA compliant video stations for high quality, face-to-face medical updates and monitoring between contracted doctors and cancer and  other patients in nursing homes and hospice settings; and $10,260 in Shaw Capital Management which exclusively invests in Israeli developed medical devices and pharmacology such as a sarcoma drug, metabolic imaging, and magnesium stents.

We maintain a medical bias toward the application of cannabis to cancer wasting, calming seizures, smoothing the effects of Parkinson’s disease, reducing ocular pressures from glaucoma and blunting chronic pain.

Our CEO, Chester Billingsley, became a founding director and officer of the board of directors of the Nevada Cannabis Industry Association in November 2013. The Company now intends to partner with, and invest solely in medical and social use cannabis companies.

Our goal is to partner with interesting or leading companies in the cannabis space. We seek to identify leaders in several vertical sectors of the marijuana market and acquire or invest in those leaders. The Company intends to use its resources to help its portfolios and operating subsidiaries and hopes that existing managers can continue to operate the partner business. We see retaining operating control, gaining liquidity and having some access to funding as three key advantages to cannabis founders working with us.

Currently the Company has the following cannabis-related and non-cannabis investments in place.  The Company’s aggregate investment in these companies currently totals $1,803,889:

•

$1,500,000 receivable from Bhang Chocolate Company, Inc. Bhang Chocolate Company is a nationally branded infused edibles company.  Bhang partners with other local cannabis producers who produce Bhang chocolate bars containing measured doses of cannabis derived THC and CBD for recreational and medicinal use where such sales are legal.  Bhang seeks to expand its brand across other marijuana-related product areas, including financial processing for marijuana dispensaries. Bhang Financial was created to supply financial processing services and $200,000 of the Company’s initial $1,500,000 investment in Bhang Chocolate Company was earmarked for this purpose.  The Company and Bhang are currently involved in litigation concerning the amount invested by the Company and, until a resolution is reached or the Company’s invested funds are returned by Bhang, the Company will continue to list Bhang Chocolate Company, Inc. and Bhang Financial as Portfolio Companies. [Please see the section entitled “Legal Proceedings” for additional information];

•

$72,000 funded at December 31, 2014 on $200,000 investment in MicroCannabiz, LLC (51%) (“MCB”)   MicroCannabiz produces the National Cannabis Directory of approximately 4,500 companies related to the cannabis industry.  This directory facilitates paid business-to-business electronic communication and advertising;

•

$104,942 loaned to Electrum Capital Partners, LLC under a 5% convertible promissory note receivable;

•

$31,192 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements for the year ended December 31, 2014).  WCI is a $2.1 Million revenue generating private service business based in Phoenix, AZ with plans to expand into Austin, TX.  WCI works with business park owners, governmental centers, and apartment complexes to reduce their trash related costs.  WCI works with the owners to analyze the dumpster usage and reduce the number of partially used dumpsters throughout the complexes.  A fleet of trucks moves dumpsters from high volume to lower volume locations and picks up onetime items for disposal.  The refuse related cost savings are generally split with Waste Consolidators who supplies services under long-term agreements;

•

$90,000 investment in an account receivable purchased in July 2014 from a non-affiliated individual.  The $117,000 face value of the receivable matured and was collected on March 6, 2015; and

•

$5,755 investment (at December 31) in GW Pharmaceuticals and Full Circle Capital, cannabis-related public companies, from the Company’s Cannabis Index.

GW Pharmaceuticals is a British biopharmaceutical company known for its multiple sclerosis treatment product Sativex.  It is the first natural cannabis plant derivative to gain full market approval in any country. Its cannabis-based product, Epidiolex, developed for experimental treatment of epilepsy, began stage-two trials in the US in 2014. Annual Cannabis input to their product is approximately 100 tons per year.  The Company’s stock investment with GW Pharma is $5,493 on March 11, 2015.

Full Circle Capital has elected to be treated as a business development company under the Investment Company Act of 1940. Full Circle Capital lends to and invests in senior secured loans and, to a lesser extent, mezzanine loans and equity securities issued by smaller and lower middle-market companies that operate in a diverse range of industries including the Cannabis industry.  The Company’s stock investment with Full Circle Capital is $1,071 on March 11, 2015.

In an effort to analyze the viability of various cannabis companies in the market and help the Company focus on which related companies to approach as potential acquisition targets, the Company developed a cannabis index similar to that developed by the Company in the cancer industry.  The Company initially included and tracked 20-26 different cannabis-related public companies but, with the ten-fold increase in the number cannabis-related companies entering the public market in 2014, the task of monitoring all such companies became larger than the Company cared to continue to expend.  The Company updates its cannabis index at broad intervals to track historical fluctuations in the cannabis market but it does not currently rely on the cannabis index to guide its acquisition decisions.

The Company continually works to identify cannabis related acquisitions and investments.  While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently there are 23 states and the District of Columbia that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. In addition, as of December 31, 2014, voters in the states of Colorado, Washington, Oregon, Alaska, and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Under the policy and regulations of the Federal government, marijuana is a Schedule I controlled substance and is illegal under federal law.  In March, 2015, the Compassionate Access, Research Expansion and Respect States (CARERS) Act bill was introduced in the U.S. Senate allowing states to set their own medical marijuana policies and to reclassify cannabis from a Schedule I to a Schedule II controlled substance under the Controlled Substances Act.  However, at this time, even in states where the use of marijuana has been legalized, its use remains a violation of federal law.

The Obama administration has indicated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration or a subsequent administration will not change the stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy.

Competition

There are many companies that are interested in investing in the medical marijuana and cannabis industry, many of which are well funded companies.  Additionally, the operating companies in the cannabis sector are highly fragmented and compete against each other.  Any acquisition by Mentor will be in competition with several other similar cannabis related operations in the sector.

Employees

Mentor Capital has 4 full time employees and 1 part time employee in its corporate office in Ramona, California. WCI has 25 employees in Tempe, Arizona and MCB has 4 full time employees and 1 part time employee in St. Petersburg, Florida.

Available Information About Registrant

We have voluntarily registered our securities under Section 12(g) of the Securities Exchange Act of 1934 and such registration became effective January 19, 2015. We have not previously filed any quarterly or annual reports with the Securities and Exchange Commission (“SEC”).

The public may read and copy any materials filed by the Registrant with the SEC at the SEC's Public Reference Room located at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or directly at (202) 551-8300. The SEC maintains an Internet site containing reports, proxy and information statements, and other information regarding electronic filers at http://www.sec.gov.

We intend to make available our periodic reports and other required disclosures at our company website located at: www.MentorCapital.com.

Item 1A.     Risk Factors.

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our Rule 15c2-11 and other publicly disclosed submissions, actual results could differ materially from those projected in any forward-looking statements.

We face significant risks, and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

We may not be able to continue as a going concern.

The opinion of our independent registered accounting firms included an explanatory paragraph in their reports in connection with our accompanying consolidated financial statements as of and for the periods ended December 31, 2014 and 2013 stating that there was substantial doubt about our ability to continue as a  going  concern.  See “Report of Independent Registered Public Accounting Firm” and the notes to the accompanying consolidated financial statements as of and for the period ended December 31, 2014 and 2013.  During such periods we experienced significant operating losses ($260,899 for the year ended December 31, 2013 and $1,086,198 for the year ended December 31, 2014), liquidity constraints and negative cash flows from operations.  We anticipate that current cash resources will be sufficient for us to execute our business plan through the end of the first quarter of 2016.  If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

Management has a lack of experience operating as a fully reporting company and meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for 20 years, but only recently has voluntarily transitioned to reporting company status subject to financial and other SEC required disclosures.  Prior to such voluntary transition, Management has not been required to prepare and make such required disclosures. As a reporting company we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations.  The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities.  As Management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time and reporting burden upon management.  This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the company common stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2014, The Company currently had 14,483,215 outstanding shares of its Common Stock trading at approximately $0.60 per share.  As of the same date the Company also had 14,504,766 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share.  These Series D warrants do not have a cashless exercise feature.  The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock.  The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank.  These $7.00 Series H warrants include a cashless exercise feature.  Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

We operate in a turbulent market populated by businesses that are highly volatile.

The US market for cannabis products is highly volatile. While we believe that it is an exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, not having access to customary business banking relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business.

Many cannabis activities, products, and services still violate law.

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states and the US government still view all cannabis activity as illegal. Notwithstanding this uncertainty we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same.  But we will not always have control over those companies with whom we do business and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution.  Similarly many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting sale of what is considered drug paraphernalia.  If our, or our affiliates activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets.

Our business model is to partner with or acquire other companies.

We do not manufacture or sell cannabis products or services. Rather we try to find cannabis businesses whose products, managers, technology or other factors we like and invest in or acquire those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date one of our acquisitions/investments (in Bhang Chocolate Company) has not turned out well for us, and an effort to secure a $35 million loan has resulted in a $621,250 loss.

Our actual results could differ materially from those anticipated in our forward-looking statements.

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Accordingly, we caution readers not to place undue reliance on these statements. Where required by applicable law, we will undertake to update any disclosures or forward-looking statements.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern.

We anticipate that current cash resources will be sufficient for us to execute our business plan for the foreseeable future. However, it is possible that if future financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing additional sources of financing will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We, and our partners and subsidiaries, intend to rely on patent protection, trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We are engaged in litigation.

In the past several months we have initiated two lawsuits; one against Bhang Chocolate Company and its affiliates to recover a $1,500,000 investment following Bhang’s refusal to perform its obligations, and one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan. There is no surety that we will prevail in either of these lawsuits.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chester Billingsley and other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 31.33% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

Mr. Billingsley owns approximately 25% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Together with other members of the Company’s Board of Directors, Management of the Company owns approximately 31.33% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Mr. Billingsley also holds 2,137,684 Series D warrants and 4,500 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively.  Additionally, Robert Meyer, Stan Shaul, James Blazeck, and Earl Kornbrekke, directors of the Company, hold an aggregate of 1,067,993 Series D warrants exercisable at $1.60 per share.  Due to the large number of shares of Common Stock owned by the Management of the Company, Management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company.  Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company.  As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing law and technologies, marketing efforts, and extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to develop and enhance products and services offered in the cannabis market. As a result, we expect to continue to make investments in engineering and research and development. There can be no assurance that we will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

We could face product liability risks and may not have adequate insurance.

Our partners’ and affiliates’ products may be used for medical purposes. We may become the subject of litigation alleging that our products were ineffective or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event our products are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

There is a limited market for our common stock.

Our common stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•

sales, sales cycle and market acceptance or rejection of our affiliates’ products;

•

our ability to engage with partners who are successful in selling products;

•

economic conditions within the cannabis industry;

•

development of law related to cannabis products and services;

•

the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

•

domestic and international economic, business and political conditions.

We have a long business and corporate existence.

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996, at which time our common stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sector and we went through a bankruptcy reorganization in 1998.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on these internal controls. If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have indemnified our officers and directors.

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under California law.

The fragile state of the worldwide economy could impact the company in numerous ways.

The effects of negative worldwide economic events has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, has impacted levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic crisises, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 1B.

Unresolved  Staff  Comments.

       None.

Item 2.     Properties.

We lease office facilities used in our business. Mentor corporate offices are in Ramona, California and we lease approximately 2,000 square feet of office space on a month-to-month basis for $2,050 per month. WCI is located in Tempe, Arizona and leases approximately 3,000 square feet of office and warehouse space for $2,211 per month under an operating lease expiring in January 2015. MCB is in St. Petersburg, Florida and has been provided office space by the 49% shareholder during the startup phase of operations for $715.

Item 3.     Legal Proceedings.

On August 11, 2014, Mentor filed a complaint in Federal District Court for the Northern District of California for rescission against Bhang Chocolate Company, Inc., Bhang Corporation, Scott Van Rixel, and William Waggoner (together “Defendants”). Mentor alleges that Defendants have failed to perform their obligations under that certain Bhang Chocolate – Mentor Capital Cannabis Brands Cooperative Funding Agreement entered into by and between Bhang Chocolate Company, Inc. (“Bhang”) and Mentor (the “Bhang Agreement”), which anticipated Scott Van Rixel, William Waggoner, and other affiliates of Bhang as intended third party beneficiaries. Mentor asked the court to enforce the Company’s rescission of the Agreement and sought return of $1,500,000 paid to Bhang as consideration under the Agreement. Following several motions by Defendants to the action, the court ordered the parties to arbitration.  As directed by the court, arbitration has been initiated with the American Arbitration Association and the first administrative conference took place on March 10, 2015.  At the administrative conference Bhang and its owners indicated that they would counterclaim against Mentor for damages Bhang and its owners contend they suffered.  The final outcome of the arbitration is not known at this time.  The Company believes that any counterclaim is without merit and plans to vigorously defend itself against all claims.  The matter in Federal District Court is currently stayed pending the outcome of arbitration.

Bhang continues to hold the Company’s $1,500,000 investment and until the complete investment is returned Mentor will continue to list Bhang and Bhang Financial (Bhang’s financial services off-shoot into which some of Mentor’s funds were to be invested) as Mentor portfolio companies.  Mentor anticipates one of two outcomes with this matter: (i) Bhang returns the entirety of Mentor’s investment, plus interest, at which point Bhang will no longer be listed as a Mentor portfolio company, or (ii) Mentor is awarded a security interest in Bhang, in which case Bhang will continue to be listed as a Mentor portfolio company.  Until the matter is resolved, Mentor considers the $1,500,000 invested in Bhang as an investment for which it must make periodic disclosures.

On September 5, 2014, Mentor filed a complaint in California Superior Court, County of San Mateo against WM. E. Fielding and Associates, Inc. and several Doe defendants alleging causes of action for fraud and conversion associated with a wire transfer of $621,250 ostensibly to cover the purchase price of a refundable loan insurance premium for a loan Mentor was seeking. When the loan was not funded Mentor sought a return of the wired amounts but, as of yet, the funds have not been returned.  Mentor is currently in the process of seeking a default judgment against Wm. E. Fielding and Associates, Inc.

Item 4.     Mine Safety Disclosures.

       Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over-The-Counter Qualified Business (“OTCQB”) under the symbol “MNTR”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTCQB.  This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended December 31, 2014	$1.15	$0.60
Quarter Ended September 30, 2014	$1.69	$0.78
Quarter Ended June 30, 2014	$3.90	$1.33
Quarter Ended March 31, 2014	$8.29	$0.22
Quarter Ended December 31, 2013	$0.36	$0.17
Quarter Ended September 30, 2013	$0.49	$0.17
Quarter Ended June 30, 2013	$0.32	$0.10
Quarter Ended March 31, 2013	$0.33	$0.11
Quarter Ended December 31, 2012	$0.29	$0.16

Holders

As of December 31, 2014 there were approximately 4,175 registered holders of record of our common stock.  As of December 31, 2014, we had a total of 14,483,215 shares of common stock issued and outstanding; 0 shares of preferred stock issued and outstanding; 4,500 shares of common stock unissued but subject to B warrants outstanding, 14,504,766 shares of common stock unissued but subject to D warrants outstanding, and 689,159 shares of common stock unissued but subject to H warrants outstanding.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock.  This will be funded by approximately 5% of the company’s cash and cash provided by on-going exercise of series D warrants. During the period October 1, 2014 through December 31, 2014, Mentor repurchased to following shares of Common Stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 through October 31	0	N/A	21,290	281,910
November 1 through November 30	0	N/A	21,290	281,910
December 1 through December 31	158	$0.68	21,448	278,552
TOTAL	158		21,448	278,552

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not immediately intend to create such a plan in the future.

Recent Sales of Unregistered Securities

Mentor has not sold any unregistered securities within the past three years.

Item 6.      Selected Financial Data.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2014 and December 31, 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Overview

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTC Markets: MNTR.

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company made a decision to begin to divest of its cancer assets and focus on becoming a pure play in the cannabis and medical marijuana sector.

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owned 50% in 2013 and purchased an additional 1%, effective January 1, 2014, for a 51% interest. WCI is included in the consolidated financial statements for the year ended December 31, 2014.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB.  MCB was formed in January 2014 and began operations in June 2014.  From the date of formation through May 2014, MCB’s efforts were devoted to organization and development.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.

Bhang Chocolate Company, Inc.

On February 28, 2014, the Company acquired a 60% ownership in Bhang Corporation, also known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and subsequent Mentor lawsuit seeking rescission of the agreement and return of invested funds. Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company and its owners in the consolidated balance sheet at December 31, 2014.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Critical Accounting Policies

Basis of presentation

The Company’s consolidated financial statements include majority owned subsidiaries of 51% or more. The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP).  All material intercompany balances and transactions have been eliminated in consolidation.

As shown in the accompanying consolidated financial statements, the Company has a significant accumulated deficit of $3,652,101 as of December 31, 2014. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 14.5 million warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From January 1, 2015 through March 20, 2015, the Company raised approximately $91,673 from the exercise of warrants into common stock. In addition, the $117,000 face value of the investment in an account receivable matured and was collected March 6, 2015.  The Company estimates it has adequate cash reserves to support six to eighteen months of operation.  Management's plans include increasing revenues through acquisition, investment, and organic growth.  This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2014 and 2013.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2014 and 2013, the Company has recorded an allowance in the amount of $8,700 and $0, respectively.

Investment in unconsolidated entity

Prior to acquiring a controlling interest in WCI on January 1, 2014, Mentor accounted for the investment in WCI using the equity method based on the ownership interest and the Company’s limited ability to exercise significant influence at December 31, 2013.  Accordingly, the investment was initially recorded at cost with adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period.  Mentor ceased to recognize losses when our investment basis was zero.  At December 31, 2013, the WCI investment was $0.  On January 1, 2014, the Company purchased an additional 1% interest in WCI increasing our interest in WCI to 51%.

Convertible note receivable

The 5% convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $4,942 at December 31, 2014.

 Long term investments

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable.  If the fair market value is not readily determinable, the investment is recorded under the cost-method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long term investments for impairment each reporting period.

Investment in account receivable, net of discount

The Company invested in an account receivable and promissory note on July 8, 2014 which was paid in full on March 6, 2015.  The investment was recorded at face value with an offsetting discount at the time purchased.  The discount was being amortized to interest income over the term of the note.

Property, equipment and machinery

Property, equipment and machinery are recorded at cost.  Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Software development costs relate to development of MCB’s website and cannabis directory.  Software research and development costs are expensed as incurred.  Software development costs are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release.  The Company capitalized website software costs incurred during period from inception (January 27, 2014) through October 31, 2014.  Upon the launch of the website and directory in October 2014, MCB began amortizing these costs on a straight line basis over 2 years.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense.  Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts.  The resulting gain or loss is credited or charged to income.

Goodwill

Goodwill of $1,324,143 was derived from consolidating WCI effective January 1, 2014. The remaining $102,040 of goodwill relates to the 1999 acquisition of a 50% interest in WCI.  The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2014 and 2013.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive.   In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 15,200,000 and 23,220,000 as of December 31, 2014 and 2013, respectively.  There were 4,500 and 6,650,070 potentially dilutive shares outstanding at December 31, 2014 and 2013, respectively.

Income taxes

We utilize the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.  A valuation is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Generally accepted accounting principles provide accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities.

Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements.  The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion costs were $202,439 and $553 for the years ended December 31, 2014 and 2013, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from these estimates.

Fair value measurements

The Fair Value Measurements and Disclosure Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

The Fair Value Measurements and Disclosure Topic establish a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.  These three general valuation techniques that may be used to measure fair value are as follows:  Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Prices may be indicated by pricing guides, sale transactions, market trades, or other sources.  Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models).  Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, customer deposits and other accrued liabilities approximate their fair value due to the short-term nature of these instruments.

The fair value of the note receivable is based on the net present value of calculated interest and principle payments.  The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

The fair value of long-term notes payable is based on the net present value of calculated interest and principle payments.  The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on market rates.

Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013:

Note that during 2013, the Company did not have subsidiaries subject to consolidation. The Company accounted for the investment in WCI using the equity method based on the ownership interest. WCI was not consolidated in 2013 because the Company did not exercise significant influence over WCI during 2013.  Accordingly, the investment was initially recorded at cost with adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. Mentor ceased to recognize losses when our investment basis was zero. At December 31, 2013, the WCI investment was $0. On January 1, 2014, the Company purchased an additional 1% interest in WCI for a 51% interest.

Revenues

We had revenue of $2,149,726 and gross profit of $773,161 (36.0% gross profit) for the year ended December 31, 2014 versus revenue and gross profit of $32,000 during 2013.  The revenue and gross profit in 2014 is the result of the Company consolidating WCI 2014 revenue of $2,144,176 and gross profit of $768,136 (35.8% gross profit) and MCB 2014 revenue of $5,390 and gross profit of $4,865 (90.3% gross profit).  This is offset by eliminating $32,000 of intercompany revenue from WCI in 2014.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2014 was $1,859,359 compared to $292,899 for the year ended December 31, 2013, an increase of $1,566,470.  Of the increase, $667,934 related to consolidating WCI in 2014 and $74,197 was generated by MCB in 2014.  In addition, legal fees increased by $111,194 due to litigation initiated by the Company, audit fees increased by $40,000, advertising costs increased by $195,877 (of which $140,000 was non-cash expense of prepaid advertising received in prior periods., an increase in salary and related costs of $160,405, a non-cash increase in officer’s performance incentive and bonus of $190,581, an increase in costs relating to shareholder services of $66,864, and an increase in other general and administrative expenses of $66,418.

Other income and expense

Other income and expense, net, totaled $621,072 for the year ended December 31, 2014 compared to $2,915 for the year ended December 31, 2013, an increase of $618,157.  The effect of consolidating WCI in 2014 was to decrease other income and expense, net, by ($22,135).  In addition, when the Company acquired an additional 1% in WCI on January 1, 2014, the entire investment was adjusted to fair value resulting in a non-cash gain on investment of $1,250,000.  The Company experienced an increase in interest income of $32,373, and a decrease in interest expense of $1,081.  This is offset by loss on investments of ($7,181) and loan guarantee costs associated with a potential loan of ($635,851) and other decreases of ($130).

Net results

The net result for the year ended December 31, 2014 was a loss of $472,922 or $0.042 per common share compared to a loss of $258,784 or $0.045 for the year ended December 31, 2013.  Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Since our reorganization, we have raised capital through shareholder exercise of warrants in exchange for common stock.

Changes in cash flows

At December 31, 2014, we had cash of $326,228 and a working capital of $494,993.  Operating cash outflows during 2014 were ($1,380,732), outflows from investing activities were ($1,764,892), and net inflows from financing activities were $3,431,667.  We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock.  At December 31, 2014, we had cash of $326,228 and a working capital of $494,993.  Operating cash outflows in the year ended During 2014 were ($1,380,732), including ($472,922) of net loss less ($1,250,000) of non-cash gain recognized on the adjustment to fair value of the investment in WCI from the additional 1% interest acquired, offset by use of prepaid expenses and other current assets of $289,141 and changes in other operating assets of $53,049.  Cash outflows in 2014 of ($1,764,892) from investing activities were ($1,500,000) paid for investment in receivable from Bhang Chocolate Company shareholders, ($100,000) invested in convertible note receivable, ($90,000) investment in receivable, purchase of additional interest in WCI of ($25,000), effect of consolidating WCI on January 1, 2014 of ($45,921), net investment in securities of $16,791 and other investment activities of ($20,762).  Net inflows from financing activities in 2014 of $3,431,667 of which $3,426,243 were the net proceeds received from exercise of warrants.  We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.  We believe our existing available resources will be sufficient to satisfy our funding requirements through September 2015.

In addition, On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the 1% partial redemption authorization will be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.  During the February 2015 30 day period shareholders requested to participate in the partial redemption as designees and exercised 145,047 outstanding Series D warrants for an aggregate exercise price of $50,942 plus warrant fees of $14,505.  In March 2015, the Company’s partial redemption of 1% (approximately 140,000) of outstanding D warrants will be at an exercise price of $0.45 plus the 10 cents redemption fee.  We believe the 30 day partial redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 8.      Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2014 and 2013, begins on page F-1 of this Annual Report.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 2, 2014, the relationship between the Company and the firm of Albert Wong & Co., LLP (“Albert Wong”), our independent accountant who audited our financial statements for our fiscal year ended December 31, 2012 and 2013, was dismissed. Albert Wong audited our financial statements for the fiscal years ended, December 31, 2012 and 2013 and reviewed our financial statements for the three and nine-months ended September 30, 2014.

In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2012 and 2013, and the September 30, 2014 interim periods, there were no disagreements with Albert Wong on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Albert Wong, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. None of the “reportable events” described in Items 304(a)(1)(iv) or (v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal years ended December 31, 2012 and 2013 or the subsequent interim period preceding the dismissal of Albert Wong.

The audit report of Albert Wong on our financial statements as of and for the year ended December 31, 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except relevant to the audit report for the year ended December 31, 2012 and 2013, which stated as follows:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Effective December 3, 2014, the Company approved the appointment of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending December 31, 2014, and include such report as part of our annual report on Form 10-K for our fiscal year ending December 31, 2014. This change in independent accountants and the anticipated audit fees were approved by our Board of Directors. There were no consultations between us and Borgers PC prior to their appointment.

Item 9A.    Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resources constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

In May 2014 we hired an accounting and financing expert who has experience in SEC compliance to serve as our Chief Financial Officer.

(c)

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2014 are as follows:

Name	Age	Position
Chet Billingsley	62	President and Chief Executive Officer, and Chairman of the Board of Directors
Lori Stansfield	55	Chief Financial Officer
Stan Shaul	50	Treasurer and Director
James Blazeck	63	Secretary and Director
Robert B. Meyer	75	Director
Earl Kornbrekke	72	Director

Chet Billingsley, has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985.  On behalf of the Company Mr. Billingsley has conducted dozens of acquisitions and business financings during this period.  He began investing in 1979 and as CEO successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a Master’s Degree in Applied Physics from Harvard, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985.  An avid business writer, Mr. Billingsley’s most recent feature is “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, has been our Chief Financial Officer since May 27, 2014. For the six years prior to joining Mentor, Lori was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited and prepared financial statements during the past thirty years.  She graduated Magna cum Laude in accounting from the University of Colorado in Denver and also received a Masters Degree in marketing there. She is certified as a public accountant in both Colorado and California.  Ms. Stanfield has no affiliated or conflicting outside business interests.

Stan Shaul, has been our Treasurer since November 24, 1998. Stan is the president of SportsClix, Inc. that he founded and incorporated on November 15, 1999. As a business founder and significant Company shareholder he brings business understanding, insight, and shareholder interest to his Board deliberations.  He graduated with a Bachelor's degree in Mathematics and Computer Science from UCLA.  Mr. Shaul has no affiliated or conflicting outside business interests.

James Blazeck, P.E., is our Secretary, and has been in engineering and programs management positions in nuclear, aerospace and telecommunications companies since 1998. He was the founder and president of Quest Process Management Systems, Inc. which he formed in November 1990. Mr. Blazeck brings business insight and understanding to Board discussions.  He received his Bachelor’s Degree in electrical engineering from the University of Pittsburgh and a Masters Degree in computers and systems from Rensselaer Polytechnic Institute.  During the last five years Mr. Blazeck has been working at Westinghouse in engineering management and has no affiliated or conflicting outside business interests.

Robert B. Meyer, Director, has been the founder, publisher and editor of Barter News since 1979, and of the monthly newsletter, The Competitive Edge, since 2003. More recently, he authored the 532-page Barter News FastStart Barter Program. As a business founder Mr. Meyer brings his vast knowledge and business understanding to Board discussions.  Mr. Meyer is a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots and Milwaukee Brewers from 1960 - 1971.  Mr. Meyer has no affiliated or conflicting outside business interests.

Earl Kornbrekke, Director, has been a retired investor during the last five years.  Earlier in his career he was a computer engineer for Tandem computers, now a division of Hewlett Packard, from 1982 to 1994 in charge of international installations of systems related to ATM networks, banks, stock exchanges, and similar commercial transaction processing applications. Mr. Kornbrekke founded and operated a regional vending business, called Main Street Vending which he sold in the 1990s. As a senior business founder and longtime Company shareholder he brings continuity and senior business understanding to Board discussions.  He was the largest investor in the Company during its first decade.  Mr. Kornbrekke has no affiliated or conflicting outside business interests.

Director Qualifications

The selection of directors is a complex and subjective process requiring consideration of many intangible factors.  The Company believes that candidates should generally meet the following criteria:

•

Broad training, experience and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;

•

The highest personal and professional ethics, integrity and values;

•

Commitment to representing the long-term interests of the Company and all of its shareholders;

•

An inquisitive and objective perspective, strength of character and the mature judgment essential to effective decision making;

•

Expertise that is useful to the Company and complementary to the background and experience of other Board members; and

•

Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations and industry.

The Board believes that our current directors meet these criteria.  The directors bring a strong and diversified background and set of essential skills to the Board, as described above in the director descriptions.

Term of Office

All directors hold office until the next annual meeting of shareholders and until their respective successors are elected.  Directors may also be elected at any special meeting of shareholders held for that purpose.  Nominees for board of director are presented by management.  Except for a vacancy created by the removal of a director, all vacancies in the Board of Directors, whether caused by resignation, death or otherwise, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until his successor is elected at an annual, regular or special meeting of the shareholders. Vacancies created by the removal of a director may be filled only by approval of the shareholders. The shareholders may elect a director at any time to fill any vacancy not filled by the directors.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his or her ability or integrity during the past ten years.

Audit, Compensation, or Nominating Committees and Conflicts of Interest

The Board does not have an audit committee or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors as a whole. The Board of Directors has not established an audit committee in accordance with section 3(a)(58)(A) of the Exchange Act and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is in early stages of developing a portfolio of cannabis investments, and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders.  Our Board has not considered or adopted a policy regarding the consideration of director candidates recommended by our stockholders as we have never received a recommendation from any stockholder for any candidate to serve on our Board.  We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company and the small remuneration for attendance at the Board meetings.

The Board has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations.  The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication.   As part of the financial statement audit, the auditors are required to communicate with the Board by written communication.  The Board discusses the audited financial statements with management.

Director compensation for attendance at each regular or special meeting of the Board, if any, is set by Board resolution.  Officers of the Company are appointed by the Board.  The salaries of the officers shall be fixed from time to time by the Board. The CEO’s compensation has not been changed by the Board since 2000.  Prior to any future change in compensation for any officer of the Company that is also a Board member, a compensation committee that excludes such officer will be formed.

Shareholders may contact the Chairman of the Board by telephone or email at the Company’s corporate offices with any questions or concerns they wish to have addressed.  The Chairman will discuss any material shareholder questions, concerns, or other information with the other directors as necessary.

Board Leadership and Role in Risk Oversight

Chester Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board.  Robert Meyer acts as the Company’s lead independent director.  Mentor has determined that its leadership structure is appropriate as Mentor is still in the early stages of developing a cannabis portfolio and Mr. Billingsley is the most familiar with the cannabis industry.  The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis.  Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return to all corporate actions.

Familial Relationships Amongst Directors and Executives

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Meetings of the Board of Directors

The Board of Directors of Mentor conducts business through meetings of the Board or by unanimous written consents of the Board.  Such actions by written consent of all directors are, according to California corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held.  With the exception of Mr. Billingsley, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15).  The directors are all shareholders of the Company.

Mentor held three meetings of the Board of Directors during fiscal year 2014.  Directors Robert Meyer, Earl Kornbrekke, and James Blazeck attended two of the three meetings.  All other directors attended all three meetings.

Mentor held one meeting of the Board of Directors in February 2015.  All directors attended the meeting.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Our Form 10 registration statement under Section 12(g) of the Securities Exchange Act became effective January 19, 2015.  Each of Mentor’s executive officers, directors, and 10% shareholders were required to file Initial Statements of Beneficial Ownership of Securities on Form 3 no later than the effective date of the registration statement, or January 19, 2015.  All of our executive officers, directors, and greater-than-ten percent stockholders complied with Section 16(a) filing requirements, albeit untimely, by filing Forms 3 on March 2, 2015.

Code of Ethics

The Company does not yet have a formal Code of Ethics in place that includes all requirements of Section 406 but is working on creating and approving one.  The Company’s CEO believes in a long-term guiding ethical principle to act in the best interest of the owners of the Company, its shareholders, by surrounding himself with Board members who are Mentor shareholders and who understand the concerns of both the shareholders and the Company.  We also intend to be as transparent as possible in updating our shareholders as to what Mentor is doing and what it plans to do in the future.  We intend to give a uniform flow of information, sufficient to judge the long-term value of the business, but won’t overburden the business or shareholders with massive, but immaterial, disclosures.

 Item 11.  Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2014. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 Share-Based-Payment (“ASC 718”).

Summary Executive Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Chet Billingsley Chairman and Chief Executive Officer	2014	$120,000 (1)	$ 0	$ 0	$ 0	$ 190,581 (2)	$ 0	$259,146(4)	$569,707
	2013	120,000	0	0	0	0	0	0	120,000

Lori Stansfield Chief Financial Officer(3)	2014	69,231	0	0	0	0	0	0	69,231
	2013	0	0	0	0	0	0	0	-

(1)

Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2)

The CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option.  The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the reorganization, which was approximately $260,000.  The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the reorganization.  This incentive was authorized in 1998 and confirmed in 2000 under the authority of the reorganization court order.

(3)

Ms. Stansfield joined Mentor as its Chief Financial Officer on May 27, 2014.

(4)

Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors.  Mr. Billingsley was paid $250 for each of the three Board meetings which occurred in 2014.  In addition, in March 2014, Mr. Billingsley received $258,396 as partial payment of amounts due him for salary and benefits which had accrued from 2000 to 2013 when the Company was unable to pay his full salary.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Chester Billingsley, for the year ended December 31, 2014.

Name and Principal Position	Fees Earned or Paid In Cash	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
	($)(1)	($)	($)	($)	($)	($)	($)	($)
Stan Shaul	$ 500	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 500
James Blazeck	500	0	0	0	0	0	0	500
Robert B. Meyer	500	0	0	0	0	0	0	500
Earl Kornbrekke	750	0	0	0	0	0	0	500

(1)

Each director was paid $250 for attendance at Board meetings.  During 2014 Mentor Board of Directors held three meetings.

Mentor does not currently have any equity incentive plan in place for officers, directors, or employees.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of December 31, 2014, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 19, 2014 which was 14,483,215.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chester Billingsley PO Box 1709 Ramona, CA 92065	7,142,670(1, 2)	24.45%(8)

Common Stock	Stan Shaul 2586 Claybourne Court Newbury Park, CA 91320	262,940(3)	0.90%(9)

Common Stock	James Blazeck 536 Overlook Drive Pittsburgh, PA 15216-1322	257,527(4)	0.88%(9)

Common Stock	Robert B. Meyer 24446 Caswell Court Laguna Niguel, CA 92677	1,313,784(5)	4.50%(9)

Common Stock	Earl Kornbrekke 458 Deharo Lane Friday Harbor, WA 98250	214,418(6)	0.73%(9)

Common Stock	Lori Stansfield PO Box 1709 Ramona, CA 92065	202,000(7)	0.69%(9)

Common Stock	Directors and Officers as a group	9,393,339	32.15%(10)

(1)

5,000,485 of Mr. Billingsley’s shares of Common Stock are held in escrow with The Corporate Law Group under safekeeping receipts for purposes of assuring the market that neither Mentor Capital nor Mr. Billingsley are involved in a “pump-and-dump” scheme.

(2)

In addition to 5,000,485 shares of Common Stock, Mr. Billingsley also holds 2,137,684 Series D warrants exercisable at $1.60 per share and 4,500 Series B warrants exercisable at $0.11 per share.  As of the date of this Annual Report on Form 10-K Mr. Billingsley has not exercised any of these Series B or D warrants.

(3)

In addition to 40,043 shares of Common Stock, Mr. Shaul also holds 222,897 Series D warrants exercisable at $1.60 per share.  As of the date of this Annual Report on Form 10-K Mr. Shaul has not exercised any Series D warrants.

(4)

In addition to 47,500 shares of Common Stock, Mr. Blazeck also holds 210,027 Series D warrants exercisable at $1.60 per share.  As of the date of this Annual Report on Form 10-K Mr. Blazeck has not exercised any Series D warrants.

(5)

In addition to 874,829 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share.  As of the date of this Annual Report on Form 10-K Mr. Meyer has not exercised any Series D warrants.

(6)

In addition to 21,000 shares of Common Stock, Mr. Kornbrekke also holds 196,114 Series D warrants exercisable at $1.60 per share.  As of the date of this Annual Report on Form 10-K Mr. Kornbrekke has not exercised any Series D warrants granted for Board services.  In March 2015, Mr. Kornbrekke purchased the right to exercise and then exercised 2,804 unexercised D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial redemption described in Item 6.

(7)

Ms. Stansfield holds 200,000 Series D warrants exercisable at $1.60 per share.  As of the date of this Annual Report on Form 10-K Ms. Stansfield has not exercised any Series D warrants granted for employee service.  In March 2015, Ms. Stansfield purchased the right to exercise and then exercised 2,000 unexercised D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial redemption, described in Item 6.

(8)

The Percentage of Class ownership of Mr. Billingsley is calculated based on the total number of outstanding shares of Common Stock (14,483,215), Series B warrants (4,500) and Series D warrants (14,504,766).

(9)

The Percentage of Class ownership of Mr. Shaul, Mr. Blazeck, Mr. Meyer, and Mr. Kornbrekke is calculated based on the total number of outstanding shares of Common Stock (14,483,215) and Series D warrants (14,504,766).

(10)

Calculated based on the revised Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised D warrants.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2013 and December 31, 2014, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

In early January, 2014, Mr. Billingsley, the Company’s CEO, placed all of his shares in a voluntary escrow with The Corporate Law Group to assure the market that the Company could not be engaged in a “pump-and-dump” scheme common to securities in cannabis companies that the public was warned about by the SEC and FINRA.  Soon thereafter, the Company was approached for a possible $35 Million loan secured by Company shares and Mr. Billingsley recognized that his escrowed shares could serve a dual purpose.  To meet the large security requirement of the $35 Million loan, the Company agreed to a cashless advance to Mr. Billingsley of approximately 70.9% of amounts already accrued and owed to him, or $944,000, so that he could exercise some of his previously held warrants to purchase shares of the Company’s Common Stock.  These newly acquired shares of Common Stock were to be used as collateral in order to secure the $35 Million loan to the Company. After the warrants were exercised, Mr. Billingsley placed 100% of his newly purchased shares into escrow to bring the total number of escrowed shares up to 5,000,485 shares of the Company’s Common Stock, which was slated to guarantee repayment of the $35 Million loan. The $35 Million loan was mutually rescinded on June 12, 2014, but Mr. Billingsley voluntarily decided to leave his shares in escrow for the continued original purpose of assuring the market that Mentor Capital, and its insiders, were not and could not be engaged in a “pump-and-dump” scheme.  The warrant exercise and credit extended to Mr. Billingsley against liabilities due to Mr. Billingsley was a cashless transaction, requiring no cash outlay by the Company, and was made solely for the benefit of the Company in its efforts to obtain financing.

In March 2014, Chester Billingsley, our CEO received $258,396 as partial payment of amounts due him for salary and benefits which had accrued during 2000 through 2012 when the Company was not able to pay his full salary.

During the year ended December 31, 2014, the Company accrued an incentive liability for Chester Billingsley, our CEO of $190,581. The incentive was specified in the 1998 Chapter 11 bankruptcy document which provides for an incentive for success in raising the share price, 1% rising on a sliding scale to 4% (at $8 per share) of the increase of the market capitalization of the Company beyond the book value upon confirmation of the bankruptcy plan. The Company uses the lowest stock price during the quarter for the calculation. If the stock price decreases in the subsequent quarter the accrual is not decreased. The incentive was accrued in the 2nd quarter of 2014 using the lowest stock price during the quarter of $1.33 per share and a bonus rate of 1%.

Mr. Billingsley acts as both the Chief Executive Officer and Chairman of the Board of Directors of the Company.  Messrs. Shaul and Blaseck act as the Company’s Treasurer and Secretary, respectively, but are not paid for their roles and are not Company employees.  With the exception of Mr. Billingsley, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the company.

Item 14.   Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of Albert Wong & Co., LLP, our independent auditor for the fiscal year ended December 31, 2013, and BF Borgers CPA PC, our independent auditor for the fiscal year ended December 31, 2014.  Income tax returns for both years was prepared by Poortinga Accountancy Corporation.

Fee Category	2014	2013
Audit Fees (1)	$ 50,000	$ 10,000
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	995	995
All Other Fees (4)	-	-

(1)

Audit fees includes the audit of our annual financial statements, review of financial statements included in our Form 10 registration statement and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)

Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  Mentor did not incur any audit-related fees in fiscal years 2013 or 2014.

(3)

The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)

All other fees consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2014 and 2013 were pre-approved by the entire Board.

Item 15.

Exhibits, Financial Statement Schedules

Exhibits

See Exhibit Index which follows Signatures and immediately precedes the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2014 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 30, 2015

By: /s/ Chester Billingsley

Chester Billingsley, Chairman and Chief Executive Officer

Date: March 30, 2015

By: /s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer

Directors

Date: March 30, 2015

By: /s/ Stan Shaul

Stan Shaul

Director

Date: March 30, 2015

By: /s/ James Blazeck

James Blazeck

Director

Date: March 30, 2015

By: /s/ Earl Kornbrekke

Earl Kornbrekke

Director

Date: March 30, 2015

By: /s/ Robert Meyer

Robert Meyer

Director

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)

4.1

Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Reorganization Plan, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)

10.1

Agreement by and between us and Waste Consolidators, Inc. dated April 30, 2005. (Incorporated by reference to Exhibit 10A to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

10.2

Addendum to the Agreement between us and Waste Consolidated, Inc. dated October 28, 2007. (Incorporated by reference to Exhibit 10B to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

10.3

Addendum to the Agreement between us and Waste Consolidated, Inc. dated September 13, 2011. (Incorporated by reference to Exhibit 10C to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

10.4

Addendum to the Agreement between us and Waste Consolidated, Inc. dated May 14, 2014. (Incorporated by reference to Exhibit 10D to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

10.5

Indemnification Agreement between the Company and Chester Billingsley dated July 29, 1994. (Incorporated by reference to Exhibit 10G to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

10.6	Board Resolutions dated December 9, 1998, setting forth and approving the terms of a termination and bonus agreement with Mr. Billingsley.

11.1	Statement regarding computation of earnings per share (Incorporated by reference to Exhibit 11 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

16.1	Letter from Auditor dated December 4, 2014. (Incorporated by reference to Exhibit 16.1 to Form our Form 8-K filed with the SEC on December 4, 2014.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mentor Capital, Inc.:

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (“the Company”) as of December 31, 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mentor Capital, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 30, 2015

Report of Independent Registered Public Accounting Firm

To:

The Board of Directors and Shareholders of

Mentor Capital Inc.

We have audited the accompanying balance sheets of Mentor Capital, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations loss, shareholders’ deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co., LLP.

Albert Wong & Co., LLP.

Certified Public Accountants

New York, New York

November 17, 2014

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2014 and 2013

	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$326,228	$40,184
Accounts receivable, net	300,947	-
Prepaid expenses and other current assets	55,655	342,408
Investment in account receivable, net of discount	114,750	-
Investments in securities, at fair value	5,832	21,320
Employee advances	2,500	-

Total current assets	805,912	403,912

Property and equipment
Property and equipment	239,060	31,032
Accumulated depreciation and amortization	(157,484)	(26,732)

Property and equipment, net	81,576	4,300

Other assets
Receivable - Bhang Corporation and shareholders	1,500,000	-
Subsidiary note receivable	-	1,080,000
Deposits	9,575	-
Convertible note receivable	104,942	-
Long term investments	66,203	65,943
Goodwill	1,426,182	-

Total other assets	3,106,902	1,145,943

Total assets	$3,994,390	$1,554,155

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2014 and 2013

	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$65,585	$20,892
Accrued expenses	166,423	6,474
Deferred fees - related party, current portion	-	32,000
Line of credit	60,000	-
Current portion of long term debt	18,911	-

Total current liabilities	310,919	59,366

Long-term liabilities
Accrued salary, retirement and benefits - related party	272,982	1,195,325
Long term debt, net of current portion	31,249	-
Deferred fees - related party, net of current portion	-	593,333

Total long-term liabilities	304,232	1,788,658

Commitments and Contingencies	-	-

Shareholders' equity (deficit)
Preferred stock, no par value, 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value, 400,000,000 shares
authorized; 14,483,215 and 6,688,503 shares issued
and outstanding at December 31, 2014 and 2013	7,001,908	2,389,801
Additional paid in capital	234,731	495,509
Accumulated deficit	(3,652,101)	(3,179,179)
Non-controlling interest	(205,298)	-

Total shareholders' equity (deficit)	3,379,240	(293,869)

Total liabilities and shareholders' equity (deficit)	$3,994,390	$1,554,155

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Operation

For The Years Ended December 31, 2014 and 2013

		2014		2013
Revenue
Service fees		$2,144,336		$-
Publication revenue		5,390		-
Other revenue		-		32,000

Total revenue		2,149,726		32,000

Cost of sales		1,376,565		-

Gross profit		773,161		32,000

Selling, general and administrative expenses		1,859,359		292,899

Operating income		(1,086,198)		(260,899)

Other income and (expense)
Gain recognized on purchase of majority interest
in WCI		1,250,000		-
Interest income		35,648		4,597
Interest expense		(20,836)		(1,852)
Loan costs		(635,851)		-
Gain (loss) on investments		(7,181)		170
Gain (loss) on equipment disposals		(873)		-
Other income (expense)		165		-

Total other income and (expense)		621,072		2,915

Income (loss) before provision for income taxes		(465,126)		(257,984)

Provision for income taxes		35,820		800

Net income (loss)		(500,945)		(258,784)

Loss attributable to non-controlling interest		(28,023)		-

Net income (loss) attributable to controlling interest		$(472,922)		$(258,784)

Basic and diluted net loss per common share:
Basic		$(0.042)		$(0.045)
Diluted*	$	N/A	$	N/A

Weighted average number of shares of common stock outstanding:
Basic		11,368,461		5,741,161
Diluted*		N/A		N/A

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2013 and 2012

	Common stock		Additional paid	Accumulated	Non-controlling
	Shares	no par	in capital	deficit	deficit	Totals

Balance at December 31, 2012	4,149,021	$2,139,907	$495,509	$(2,920,395)	$-	$(284,979)

Conversion of warrants to common stock, net of conversion costs	2,619,332	278,228	-	-	-	278,228

Shares retired	(79,850)	(28,334)	-	-	-	(28,334)

Net income (loss)	-	-	-	(258,784)	-	(258,784)

Balance at December 31, 2013	6,688,503	2,389,801	495,509	(3,179,179)	-	(293,869)

Effect of consolidating interest in WCI previously accounted for at cost, effective January 1, 2014	-	-	-	-	(47,216)	(47,216)

Conversion of warrants to common stock, net of conversion costs	2,516,103	3,426,243	-	-	-	3,426,243

Shareholder non-cash conversion of warrants through decrease in liability to shareholder	4,948,879	944,231	-	-	-	944,231

Cashless exercise of advisor warrants	354,410	260,778	(260,778)	-	-	-

Shares retired	(21,848)	(19,145)	-	-	-	(19,145)

Minority contributed capital	-	-	-	-	15,195	15,195

Minority shareholder distribution	-	-	-	-	(145,254)	(145,254)

Net income (loss)	-	-	-	(472,922)	(28,023)	(500,945)

Balance at December 31, 2014	14,486,047	$7,001,908	$234,731	$(3,652,101)	$(205,298)	$3,379,240

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(472,922)	$(258,784)
Adjustments to reconcile net loss to net
cash provided by (used by) operating activities:
Depreciation and amortization	35,524	2,231
Amortization of discount on investment in account receivable	(24,750)	-
Change in unrealized gain on securities	(1,303)	280
Accrued interest income on investments	(6,352)	-
Provision for bad debt	58,211	-
Gain recognized on purchase of majority interest in WCI	(1,250,000)	-
Decrease (increase) in operating assets
Accounts receivable - trade	(96,222)	-
Prepaid expenses and other current assets	289,141	131,963
Increase (decrease) in operating liabilities
Accounts payable	32,072	892
Accrued expenses	21,961	(9,173)
Deferred fees	-	(32,000)
Income tax payable	-	(51,265)
Accrued salary, retirement and benefits - related party	33,909	153,797

Net cash provided by (used by) operating activities	(1,380,732)	(62,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,110)	(2,432)
Proceeds from sale of property and equipment	10,198	-
Investment in securities	(18,846)	(20,923)
Proceeds from investment in securities	35,637
Receivable - Bhang Chocolate Company shareholders	(1,500,000)	-
Investment in receivable	(90,000)	-
Investment in convertible note receivable	(100,000)	-
Proceeds from long term investment	1,150	-
Purchase of additional interest in WCI	(25,000)	-
Effect of consolidating WCI on January 1, 2014, net of cash	(45,921)	-
Purchase of long term investments	-	(3,553)
Shareholder loans	-	(136,000)

Net cash provided by (used by) investing activities	(1,764,892)	(162,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	3,426,243	278,228
Borrowing on line of credit	60,000	-
Payments on long-term debt	(50,626)	-
Contribution by subsidiary minority interest	15,195	-
Shares retired	(19,145)	(28,334)

Net cash provided by (used by) financing activities	3,431,667	249,894

Net change in cash	286,044	24,927

Beginning cash	40,184	15,257

Ending cash	$326,228	$40,184

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2014 and 2013

	2014	2013
SUPPLEMENTARY INFORMATION:

Cash paid for interest	$18,815	$1,852

Cash paid for income taxes	$35,820	$52,065

NON-CASH INVESTING AND FINANCING TRANSACTION:
Remove 30% investment in AGI via reduction
in investment payable	$-	$(4,700,000)

Remove 48.04% investment in BDH via reduction
in investment payable	$-	$(4,966,667)

CEO exercise of warrants via decrease in shareholder
liability payable	$944,231	$-

CEO assumption of warrant liability via increase in
shareholder liability payable	$(19,700)	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Nature of operations

History (1985 – 2008)

Mentor Capital, Inc. (“Mentor” or “the Company”) was founded as an investment partnership by the current CEO in 1985 and incorporated July 29, 1994, under the laws of the State of California. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed voluntary reorganization with the bankruptcy court and, on January 11, 2000, the Company emerged from Chapter 11. The Company contracted to provide financial assistance and investment into small businesses following its reorganization.

Current Business (2008 - 2013)

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTC Markets: MNTR.

In 2009, the Company began focusing its investing activities in leading edge cancer companies. In 2012, in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space.  In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus.   On August 29, 2013, the Company made a decision to divest of its cancer assets and focus all future investments in the cannabis and medical marijuana sector.

Effective January 1, 2014, Mentor purchased an additional 1% interest in Waste Consolidators, Inc. (“WCI”) for $25,000 which resulted in a 51% ownership in WCI.  At December 31, 2013, Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, on January 1, 2014 Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain on investment in subsidiary, see Note 17.  WCI was incorporated in Colorado in 1999 and operates in Arizona.  It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements for the year ended December 31, 2014 and reported as an investment under the equity method at December 31, 2013.

On February 18, 2014, the Company signed an agreement to purchase a 51% interest in MicroCannaBiz, LLC (“MCB”), for $200,000, see Note 11.  MCB is a Limited Liability Company organized in Florida in January 2014 which began operations in June 2014.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.   MCB operations are included in the consolidated financial statements for the year ended December 31, 2014.

On February 28, 2014, the Company acquired a 60% ownership in Bhang Chocolate Company, Inc. (“Bhang”), see Note 5 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement.  Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company shareholders in the consolidated balance sheet at December 31, 2014.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements include majority owned subsidiaries of 51% or more.    The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  All material intercompany balances and transactions have been eliminated in consolidation.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

Basis of presentation (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $3,652,101 as of December 31, 2014. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 14.5 million warrants outstanding in which the Company can reset the exercise price substantially below the current market price, see Note 9.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From January 1, 2015 through the March 20, 2015, the Company raised approximately $91,673 from the exercise of warrants into common stock.  In addition, the Company received payment of the face value of it is investment in receivable of $117,000 on March 6, 2015.  The Company estimates it has adequate cash reserves to support six to eighteen months of operation.  Management's plans include increasing revenues through acquisition, investment, and organic growth.  This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2014 and 2013.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2014 and 2013, the Company has recorded an allowance in the amount of $8,700 and $0, respectively.

Investment in unconsolidated entity

Prior to acquiring a controlling interest in WCI on January 1, 2014, Mentor accounted for the investment in WCI using the equity method based on the ownership interest and the Company’s limited ability to exercise significant influence at December 31, 2013.  Accordingly, the investment was initially recorded at cost with adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period.  Mentor ceased to recognize losses when our investment basis was zero.  At December 31, 2013, the WCI investment was $0.  On January 1, 2014, the Company purchased an additional 1% interest in WCI for a 51% interest, see Note 17.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

Convertible note receivable

The 5% convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $4,942 at December 31, 2014.

Long term investments

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable.  If the fair market value is not readily determinable, the investment is recorded under the cost-method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long term investments for impairment each reporting period.

Investment in account receivable, net of discount

The Company invested in an account receivable and promissory note on July 8, 2014 which is due on or before January 15, 2015.  The note was paid and extinguished in March 2015.  The investment was recorded at face value with an offsetting discount at the time purchased.  The discount is being amortized to interest income over the term of the note.

Property, equipment and machinery

Property, equipment and machinery are recorded at cost.  Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Software development costs relate to development of MCB’s website and cannabis directory.  Software research and development costs are expensed as incurred.  Software development costs are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release.  The Company capitalized website software costs incurred during period from inception (January 27, 2014) through October 31, 2014.  Upon the launch of the website and directory in October 2014, MCB began amortizing these costs on a straight line basis over 2 years.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense.  Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts.  The resulting gain or loss is credited or charged to income.

Goodwill

Goodwill of $1,324,143 was derived from consolidating WCI effective January 1, 2014, see Note 17. The remaining $102,040 of goodwill relates to the 1999 acquisition of a 50% interest in WCI.  The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2014 and 2013.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive.   In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 15,200,000 and 23,220,000 as of December 31, 2014 and 2013, respectively.  There were 4,500 and 6,650,070 potentially dilutive shares outstanding at December 31, 2014 and 2013, respectively.

Income taxes

We utilize the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.  A valuation is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Generally accepted accounting principles provide accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities.

Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements.  The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion costs were $202,439 and $553 for the years ended December 31, 2014 and 2013, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from these estimates.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

Fair value measurements

The Fair Value Measurements and Disclosure Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

The Fair Value Measurements and Disclosure Topic establish a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.  These three general valuation techniques that may be used to measure fair value are as follows:  Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Prices may be indicated by pricing guides, sale transactions, market trades, or other sources.  Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models).  Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, customer deposits and other accrued liabilities approximate their fair value due to the short-term nature of these instruments.

The fair value of the note receivable is based on the net present value of calculated interest and principle payments.  The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

The fair value of long-term notes payable is based on the net present value of calculated interest and principle payments.  The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on market rates.

Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	2014	2013
Prepaid advertising costs	$ 27,708	$ 140,610
Prepaid legal fees	9,145	8,387
Prepaid warrant liability	-	192,411
Other prepaid costs	18,802	1,000

	$ 55,655	$ 342,408

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 4 - Acquisition of interest in Bhang Chocolate Company, Inc. and suit seeking rescission

On January 17, 2014, the Company transitioned out of its cancer related trading dormancy by announcing its first cannabis sector letter of intent amidst significantly increased share volume and price.  The Company entered into a co-operative funding agreement with Bhang Chocolate Company, Inc. on February 28, 2014, that provided for the purchase from owners of a 60% ownership in Bhang.   Mentor anticipated funding the co-operative funding agreement through unrelated debt funding.  Bhang owners were to receive $9,000,000 in consideration in the first 90 days.  During the first 90 days, $1,500,000 was provided to Bhang owners in cash from proceeds of warrant exercises.  The lending equity group was unable to fund the loan they announced.  Mentor tendered the remaining $7,500,000 to the Bhang owners in freely trading shares of Mentor Common Stock per the terms of the co-operative agreement.  The Bhang owners refused Mentor’s tender of stock.

On June 24, 2014, Bhang owners unilaterally announced that Bhang was no longer doing any business with Mentor.  Bhang failed to provide Mentor with Bhang share certificates evidencing the Bhang shares purchased by Mentor or provide other promised consideration to Mentor, effectively repudiating the co-operative agreement by their actions.  In addition, Bhang owners have declined to return any of the $1,500,000 invested by Mentor.  On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission seeking return of the $1,500,000 investment the Company made in Bhang.  The parties have been ordered to undergo arbitration, which was initiated in January 2015.  The suit in the District Court has been stayed pending the outcome of arbitration, see Note 19.

Note 5 – Investment in account receivable

The investment in account receivable is supported by a promissory note which matures January 15, 2015 and consists of the following at December 31, 2014:

Face value	$ 117,000
Unamortized discount	(2,250)
Net balance	$ 114,750

For the year ended December 31, 2014, $24,750 of discount amortization is included in interest income.

Note 6 - Property and equipment

Property and equipment is comprised of the following at December 31, 2014 and 2013:

	2014	2013
Computers	$ 15,187	$ 12,120
Furniture and fixtures	19,491	18,912
Machinery and vehicles	179,375	-
Capitalized software	25,007	-
	239,060	31,032

Accumulated depreciation and amortization	(157,484)	(26,732)

Net Property and equipment	$ 81,576	$ 4,300

Depreciation and amortization expense was $35,524 and $2,230 for the years ended December 31, 2014 and 2013, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 7 – Convertible note receivable

The Company advanced $100,000 to Electrum Partners, LLC (Electrum) as a convertible note receivable on March 12, 2014.  Accrued interest of $4,942 is included in the convertible note receivable balance at December 31, 2014.  The note bears interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest will increase to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum.  There are no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 are required.  Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Note 8 – Long term investments and fair value

The Company’s financial assets contained investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine a single estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

The Company entered into a long-term equity funding agreement with AGI Biopharmaceutical (AGI) on November 25, 2011 to provide $4,700,000 in long term funding for up to 3,000,000 AGI shares of AGI common shares at $1.57 per common share, or 30% of AGI shares outstanding.  The purchase price was to be paid from cash generated from the sale of Mentor warrants on a pro rata basis to AGI and other cancer companies where Mentor had taken an equity position under similar terms. At December 31, 2012 the long term investment in AGI was $4,700,000 and the corresponding investment payable was $4,700,000.  AGI failed to provide shares for the escrow agent and on February 13, 2013, the Company gave notice to AGI that the agreement was being terminated based on non-performance.

The Company entered into a long-term equity funding agreement with Brighter Day Health (“BDH”) on December 31, 2011, to provide $5,000,000 in long term funding for up to 50,000 shares of BDH common stock at $100 per common share, or 50% of BDH common shares outstanding.  The BDH common shares were delivered to an escrow agent.  The purchase price was to be paid from cash generated from the sale of Mentor warrants on a pro rata basis to BDH and other cancer companies where Mentor had taken an equity position under similar terms.  At December 31, 2012, the long term investment in BDH was $5,022,610, representing the long-term investment of $5,000,000 plus the increase in fair value of amounts already invested of $22,500.  The investment payable at 2012 was $4,966,667.  In May 2013, the Company instructed the escrow agent to process the release of BDH shares from escrow and gave notice to BDH as provided under the agreement.  In accordance with the funding agreement, Mentor received 1,000 shares of BDH common stock and the remaining stock was returned to BDH.  Mentor retained a 1.96% equity investment in BDH at December 31, 2014 and 2013.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 8 – Long term investments and fair value (continued)

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurements Using Unadjusted Quoted Market Prices	Fair Value Measurements Using Quoted Prices for Identical or Similar Assets in Active Markets	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	Equity Securities	Other investment	Long-Term Equity Funding Agreements
Balance at December 31, 2012	$ 567	$ 10,000	$ 9,722,500
Transfers from cash	20,831
Total gains or losses
Included in earnings (or changes in net assets)	(78)	-	110
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	(9,666,667)
Balance at December 31, 2013	21,320	10,000	55,943
Total gains or losses
Included in earnings (or changes in net assets)	1,303	1,410	-
Purchases, issuances, sales, and settlements
Purchases	18,846	-	-
Issuances	-	-	-
Sales	(35,637)	(1,150)	-
Settlements	-	-
Balance at December 31, 2014	$ 5,832	$ 10,260	$ 55,943

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 9 - Common stock warrants

The Company's Plan of Reorganization provided for the creditors and claimants to receive new warrants in settlement of their claims. In 2008, the term of the warrants, initially sixteen months, was extended by the Company until May 11, 2038. Management believes that identification of a specific expiration date was merely a formality and that this was not a material change from the automatic extensions which were initially provided for by vote of the board of directors and which were being performed annually since issuance, and also because the shareholders and warrant holders were primarily the same.  The Company recorded no accounting impact as a result of the extension.

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 to 90 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of the warrants at any time.  Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price.  The warrants are specifically not affected and do not split with the shares in the event of a reverse split.  If the warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holder as discussed further in Note 10.  All such changes in the exercise price of series A, B, C and D warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for debtors to receive value.  Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

Exercise prices at December 31, 2012 and subsequent lower prices for the A, B, C and D warrants are as follow:

	Series A	Series B	Series C	Series D
December 31, 2012	$ 1.00	$ 3.00	$ 0.65	$ 7.00
March 21, 2012	$ 0.09	$ 3.00	$ 0.65	$ 7.00
August 21, 2012	$ 0.09	$ 0.11	$ 0.65	$ 7.00
April 1, 2013	$ 0.01	$ 0.11	$ 0.09	$ 7.00
June 18, 2014	$ -	$ 0.11	$ -	$ 1.60

At November 8, 2009, the Company entered into an Investment Banking agreement with Network One Securities, LLC and a related Strategic Advisory Agreement with Lenox Hill Partners, LP with regard to a potential merger with a cancer development company.  In conjunction with those related agreements, the Company issued 81,699 Series E ($1) Warrants, 369,037 Series F ($3) Warrants, 85,579 Series G ($0.65) Warrants and 689,159 Series H ($7) Warrants, all with a 30 year life.  The warrants are subject to cashless exercise based upon the ten day trailing closing bid price preceding the exercise as interpreted by the Company.   The fair value of the warrants issued under the agreements was estimated on the date of the issuance using the Black-Scholes option pricing model.  The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs.  Expected volatility was calculated based on the historical volatility of the Company’s stock price.  The average expected life is based on the contractual term of the warrant and expected exercise behavior.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 9 - Common stock warrants (continued)

The following table provides the assumptions used to value the options granted and warrants issued using the Black-Scholes option pricing model:

	Series E	Series F
	and G	and H
Stock price volatility	111.60%	111.60%
Risk-free rate of return	4.26%	4.26%
Annual dividend yield	0.00%	0.00%
Expected life (in years)	0.5	3.0

As of December 31, 2014 and 2013 the weighted average contractual life for all Mentor warrants was 23.4 years and 24.5 years, respectively, and the weighted average outstanding warrant exercise price was $1.84 and $4.92 per share, respectively.

During the years ended December 31, 2014 and 2013, a total of 8,018,978 and 2,619,332 warrants were exercised, respectively. There were no warrants issued during the years ended December 31, 2014 and 2013.  The intrinsic value of outstanding warrants at December 31, 2014 and 2013 was $2,250 and $1,553,055, respectively.

The following table summarizes common stock warrants as of each period:

	Series A	Series B	Series C	Series D	A,B,C,D Total Warrants
Outstanding at December 31, 2012	1,188,909	7,952,313	128,180	15,312,627	24,582,029
Issued	-	-	-	-	-
Exercised	-	(2,619,332)	-	-	(2,619,332)
Outstanding at December 31, 2013	1,188,909	5,332,981	128,180	15,312,627	21,962,697
Issued	-	-	-	-	-
Exercised	(1,188,909)	(5,328,481)	(128,180)	(807,861)	(7,453,431)
Outstanding at December 31, 2014	-	4,500	-	14,504,766	14,509,266

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 9 - Common stock warrants (continued)

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009.  The following table summarizes E, F, G and H warrants as of each period:

	Series E $1.00 exercise price	Series F $3.00 exercise price	Series G $0.65 exercise price	Series H $7.00 exercise price	E,F,G,H Total Warrants
Outstanding at December 31, 2012 and 2013	107,931	369,037	88,579	689,159	1,254,706
Issued in 2014	-	-	-	-	-
Exercised in 2014	(107,931)	(369,037)	(88,579)	-	(565,547)
Outstanding at December 31, 2014	-	-	-	689,159	689,159
Shares issued as a result of cashless exercise	73,388	210,870	70,152	-	354,410

Note 10 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability.  Included in prepaid expenses at December 31, 2014 and 2013 was $0 and $192,411 of prepaid warrant redemption fees, respectively.

Note 11 - Funding agreement

The Company entered into a co-operative funding agreement with MCB that closed on February 18, 2014, to purchase up to a 51% interest in MCB, a development stage company.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.   MCB is to receive up to $200,000 in funding as Mentor receives proceeds from warrant exercise.  Allocation of funding to MCB is discretionary and may be reduced to $100,000 with no change in Mentor’s ownership if Mentor is dissatisfied with MCB performance.  The Company has the right, in its sole discretion, to convert the paid portion of the $200,000 equity investment in MCB to a six percent (6%) ten-year note payable to Mentor by the majority owner of MCB in 120 equal payments of principal and interest at any time.  If triggered, this provision would truncate further funding.  Alternatively, if Mentor’s allocation of funds to MCB is less than the pro rata share MCB would normally receive from warrant exercise under the agreement, then MCB may elect to convert the equity investment to a loan, under the same terms.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 12 - Stockholders’ equity

Common Stock

The Company has a total of 400,000,000 shares of Common Stock, no par value, authorized at December 31, 2014 and 2013. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders and may accumulate their votes for the election of directors. During 2007, the Company effected a 1,000 to 1 reverse stock split on its outstanding common stock, under the authority of the Plan, and subsequent to receiving 84% shareholder approval and Board of Directors approval. During September 2008, the Company announced a stock repurchase plan which allowed for a total of 12.5% of the Company’s shares outstanding at that time to be repurchased during future periods. All shares under the 2008 repurchase plan were repurchased as of January 2014.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s shares outstanding at that time.  As of December 31, 2014, 21,848 shares have been repurchased and retired.

Note 13 - Income tax

The Company and its subsidiary, WCI, are taxed as C-Corporations for federal income tax purposes.  MCB is a LLC which is a disregarded entity for income tax purposes, therefore, MCB’s taxable income or loss is reported by its shareholders.

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consist of the following:

	2014	2013
Current:
Federal	$ 35,020	$ -
State	800	800
	35,820	800
Deferred:
Federal	359,106	68,700
State	157,851	17,800
Change in valuation	(516,957)	(86,500)
Total provision (benefit)	$ 35,820	$ 800

The Company has net deferred tax assets resulting from a timing difference in recognition of deferred revenue and from net operating loss carryforwards.

At December 31, 2014, the Company had approximately $3,600,000 of federal net operating loss carryforwards that begin expiring in 2032, $2,400,000 of California net operating loss carryforwards that begin expiring in 2022, $1,700,000 of Arizona net operating loss carryforwards that begin expiring in 2027 and $35,000 of Florida net operating loss carryforwards that begin expiring in 2034.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 13 - Income tax (continued)

The income tax provision (benefit) differs from the amount computed by applying the US federal income tax rate of 34% to net income (loss) before income taxes for the years ended December 31, 2014 and 2013 as a result of the following:

	2014	2013
Net income (loss) before taxes	$ (465,126)	$ (258,784)
US federal income tax rate	34%	34%

Computed expected tax provision (benefit)	(158,143)	(87,987)
Permanent differences and other	(167,038)	1,487
WCI net operating losses at January 1, 2014 included in change in valuation allowance	(616,994)	-
Change in valuation	976,100	86,500
Federal income tax provision	$ 33,925	$ -

The significant components of deferred income tax assets as of December 31, 2014 and 2013 after applying enacted corporate income tax rates are as follows:

	2014	2013

Net Operating Losses carried forward	$ 1,639,800	$ 241,300
Deferred revenue and other	68,200	267,600
Valuation allowance	(1,708,000)	(508,900)
	$ -	$ -

Note 14 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space on a month-to-month basis in Ramona, California in San Diego County. Rent expense for the years ended December 31, 2014 and 2013 were $24,495 and $22,435, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempte, Arizona under an operating lease expiring in January 2017.  Rent expense for the year ended December 31, 2014 was $26,533.   WCI expenses were not consolidated in the statement of operations for the year ended December 31, 2013.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through September 2018.  Vehicle lease expense of $111,962 is included in cost of sales in the consolidated income statement for the year ended December 31, 2014.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 14 - Lease commitments (continued)

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2014 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2015	$ 138,246
2016	120,204
2017	52,996
2018	15,360

$ 326,806

Note 15 – Long term debt and revolving line of credit

Long term debt

	2014	2013
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$ 7,168	$ -

Auto loan through Ford Credit, interest at 6.64% per annum, monthly principle and interest payments of $467, maturing October 2015	4,088	-

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	38,905	-

Total notes payable	50,160	-

Less: Current maturities	(18,911)	-

	$ 31,249	$ -

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly.  The line of credit matures on September 4, 2015.   At December 31, 2014 and 2013, the Company had $60,000 and $0 outstanding on the line of credit, respectively.  The line is secured by a personal guarantee of WCI’s president.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 16 - Accrued salary, accrued retirement and related party incentive fee

As of December 31, 2014 and 2013, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	2014	2013

Accrued salaries and benefits	$ 716,055	$ 900,238
Accrued incentive fee and bonus	190,581	-
Accrued retirement and other benefits	439,751	431,087
Offset by shareholder advance	(1,073,405)	(136,000)
	$ 272,982	$ 1,195,325

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company.  The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.   After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan was mutually rescinded on June 12, 2014, and the shares remain in escrow as of the audit date.  The CEO must make a public press release and post a notice on the Mentor website before he removes the shares from escrow.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option.  The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $250,000.  The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy.  The Company recorded $190,581 and $0 of accrued incentive fee and bonus in 2014 and 2013, respectively.

Note 17 - Purchase of additional equity in WCI

Effective January 1, 2014, Mentor purchased an additional 1% interest in WCI for $25,000 which resulted in a 51% ownership in WCI.  In 2013 and 2012 Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain of $1,250,964 on investment in subsidiary which is included in other income and expense in the consolidated statement of operations.

Cash to acquire additional 1% equity interest in WCI	$ 25,000
Fair value of 50% interest (a)	1,250,000
Investment under equity method	-
Total purchase price to be allocated	$ 1,275,000

(a) Estimated fair value of Mentor’s previously-held equity interest in WCI is valued at 1.25 times WCI’s projected 2014 revenue.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 17 - Purchase of additional equity in WCI (continued)

Purchase price allocation at 51% of WCI assets and liabilities:

WCI assets and liabilities:
Current assets	$ 327,238
Property and equipment	51,239
Other assets	816,952
Current liabilities	(112,810)
Long-term debt	(1,178,977)
Net deficit	(96,358)
Mentor equity rate	51%
Mentor portion of liabilities in excess of assets	(49,143)
Goodwill	1,324,143
Net assets acquired	$ 1,275,000

Note 18 – Pro forma financial information

The following unaudited pro forma consolidated results of operations assume that the WCI majority interest was acquired as of January 1, 2013:

Year ended December 31, 2013

Net operating revenues	$ 433,300

Net loss attributable to controlling interest	$ (63,431)

Basic loss per common share	$ (0.001)

Note 19 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2014, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 19 – Commitments and contingencies (continued)

Mentor lawsuit seeking rescission of co-operative funding agreement with Bhang

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 investment the Company made in Bhang.  This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and owners by Mentor during the preceding and only four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and the first administrative conference occurred in March 2015.  The Company intends to continue to vigorously pursuing return of its $1,500,000.  See Note 4.

Loans commitment fee receivable

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility.  The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014.  The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received.  On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned.  The defendant defaulted and the Company intends to prove its damages, take a judgment, and pursue collecting its damages from the defendant.  The Company plans to continue to vigorously pursue return of its $621,250.  The $621,250 in fees was expensed as loan costs in the consolidated statement of operations for the year ended December 31, 2014, pending the outcome of the suit.

Note 20 – Segment Information

The Company is operating an acquisition and investment business.  Majority owned subsidiaries of 51% or more are consolidated.  The Company has determined that beginning in January 2014 there are two reportable segments, which are 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the convertible note receivable from Electrum Partners and the operation of MCB, a subsidiary in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their trash related operating costs.  The Company also has certain small cancer related legacy investments and an $117,000 investment in note receivable from a non-affiliated party that is included in Corporate below.  In 2013 the Company was not required to consolidate any of its subsidiaries.

	Cannabis and Medical Marijuana Segment	Legacy Investments	Corporate and Eliminations	Consolidated
2014
Sales to unaffiliated customers	$ 5,390	$ 2,144,176	$ -	$ 2,149,566

Intersegment sales	-	-	-	-

Net sales	5,390	2,144,176	-	2,149,566

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 20 – Segment Information (continued)

	Cannabis and Medical Marijuana Segment	Legacy Investments	Corporate and Eliminations	Consolidated
Income before taxes	(69,332)	76,067	(413,837)	(407,102)
Total assets	$ 1,626,566	$ 1,106,498	$ 1,261,326	$ 3,994,390

Property additions	44,978	25,007	7,103	77,088

Interest expense		21,387	772	22,159

Depreciation and amortization	3,126	29,948	2,450	35,524

Note 21 - Subsequent events

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. In successive months, the 1% partial redemption authorization will be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.  Proceeds from warrant exercise through March 18, 2015 received by the Company were approximately $91,673.

On March 6, 2015 the Company received payment for the face amount, $117,000, of the investment in account receivable.

In March 2015, the Company was notified that Bhang and its owners intended to file a counterclaim against Mentor in the arbitration action, see Note 19.  Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor.  The final outcome of the arbitration is not known at this time.  The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.