Form 10-K/A
period 2014-12-31
Mentor Capital, Inc.
filed 2015-04-02
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At December 31, 2014, there were 14,483,215 shares of Mentor Capital, Inc.’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2014 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on March 31, 2015 (the “Form 10-K”), is to submit revised XBRL files as Exhibit 101 to the Form 10-K correcting the Company’s trading symbol to MNTR.   The XBRL exhibits were prepared by an outside service that erroneously entered the wrong trading symbol.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

Item 15.

Exhibits, Financial Statement Schedules

Exhibits

Exhibit Number	Description
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2014 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: April 1, 2015

By: /s/ Chester Billingsley

Chester Billingsley, Chairman and Chief Executive Officer

Date: April 1, 2015

By: /s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer

Directors

Date: April 1, 2015

By: /s/ Stan Shaul

Stan Shaul

Director

Date: April 1, 2015

By: /s/ James Blazeck

James Blazeck

Director

Date: April 1, 2015

By: /s/ Earl Kornbrekke

Earl Kornbrekke

Director

Date: April 1, 2015

By: /s/ Robert Meyer

Robert Meyer

Director