Form 10-Q
period 2015-03-31
Mentor Capital, Inc.
filed 2015-05-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2105

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number 000-55323

Mentor Capital, Inc.
(Exact name of registrant as specified in its charter)

California	77-0395098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Fourteenth Street, Suite A-2, A-4, A-6, Ramona, CA 92065
(Address of principal executive offices) (Zip Code)

(760) 788-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       No  X

At April 29, 2015, there were 15,668,358 shares of Mentor Capital, Inc’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.  Moreover, as we begin to increase our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Registration Statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$348,794	$326,228
Accounts receivable, net	301,785	300,947
Prepaid expenses and other current assets	41,000	55,655
Investment in account receivable, net of discount	-	114,750
Investments in securities, at fair value	7,118	5,832
Employee advances	1,300	2,500

Total current assets	699,997	805,912

Property and equipment
Property and equipment	240,281	239,060
Accumulated depreciation and amortization	(164,978)	(157,484)

Property and equipment, net	75,303	81,576

Other assets
Receivable - Bhang Corporation and shareholders	1,500,000	1,500,000
Deposits	9,575	9,575
Convertible note receivable	105,116	104,942
Long term investments	66,355	66,203
Goodwill	1,426,182	1,426,182

Total other assets	3,107,228	3,106,902

Total assets	$3,882,528	$3,994,390

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$54,282	$65,585
Accrued expenses	147,673	166,423
Line of credit	60,000	60,000
Current portion of long term debt	17,988	18,911

Total current liabilities	279,943	310,919

Long-term liabilities
Accrued salary, retirement and benefits - related party	305,154	272,982
Long term debt, net of current portion	26,985	31,249

Total long-term liabilities	332,139	304,232

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, no par value, 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value, 400,000,000 shares
authorized; 14,709,951 and 14,483,215 shares issued
and outstanding at March 31, 2015 and December 31, 2014	7,101,763	7,001,908
Additional paid in capital	234,731	234,731
Accumulated deficit	(3,859,810)	(3,652,101)
Non-controlling interest	(206,238)	(205,298)

Total shareholders' equity	3,270,446	3,379,240

Total liabilities and shareholders' equity	$3,882,528	$3,994,390

Mentor Capital, Inc.

Condensed Consolidated Income Statements

For The Three Months Ended March 31, 2015 and 2014

		For the Three Months
		Ended March 31,
		2015	2014
Revenue
Service fees		$573,850	$490,808
Publication revenue		-	-
Other revenue		-	-

Total revenue		573,850	490,808

Cost of sales		335,913	308,380

Gross profit		237,937	182,428

Selling, general and administrative expenses		421,254	272,897

Operating income (loss)		(183,317)	(90,469)

Other income and (expense)
Gain recognized on purchase of majority interest
in WCI		-	1,250,000
Interest income		2,389	-
Interest expense		(4,000)	(4,490)
Gain (loss) on investments		1,339	1,377
Other income (expense)		-	75

Total other income and (expense)		(272)	1,246,962

Income (loss) before provision for income taxes		(183,589)	1,156,493

Provision for income taxes		-	-

Net income (loss)		(183,589)	1,156,493

Gain (loss) attributable to non-controlling interest		24,120	16,888

Net income (loss) attributable to controlling interest		$(207,709)	$1,139,605

Basic and diluted net income (loss) per common share:
Basic		$(0.014)	$0.171
Diluted	$	N/A *	$0.171

Weighted average number of shares of common stock outstanding:
Basic		14,539,270	6,666,232
Diluted		N/A *	6,670,732

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2015 and 2014

	For the Three Months
	Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(183,589)	$1,156,493
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	7,494	9,459
Amortization of discount on investment in account receivable	(2,250)	-
Accrued investment interest income	(326)	-
Gain recognized on purchase of majority interest in WCI	-	(1,250,000)
Decrease (increase) in operating assets
Accounts receivable - trade	(838)	22,499
Prepaid expenses and other current assets	14,655	176,990
Increase (decrease) in operating liabilities
Accounts payable	(11,303)	(22,832)
Accrued expenses	(18,750)	31,210
Accrued salary, retirement and benefits - related party	32,172	(150,899)

Net cash provided by (used by) operating activities	(162,736)	(27,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,221)	(3,443)
Investment in securities	(2,347)	(3,319)
Proceeds from investment in securities	1 053	-
Receivable - Bhang Chocolate Company shareholders	-	(800,000)
Receipt of investment in receivable	117,000	-
Investment in convertible note receivable	-	(100,000)
Proceeds from long term investment	-	1,150
Effect of consolidating WCI on January 1, 2014, net of cash	-	(45,921)
Employee advances repaid	1,200	1,354

Net cash provided by (used by) investing activities	115,694	(950,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	99,855	3,056,120
Payments on long-term debt	(5,187)	(10,175)
Contribution by subsidiary minority interest	-	8,300
Distribution to non-controlling interest	(25,060)	(3,210)
Shares retired	-	(161)

Net cash provided by (used by) financing activities	$69,608	$3,050,874

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For The Three Months Ended March 31, 2015 and 2014

	For the Three Months
	Ended March 31,
	2015	2014

Net change in cash	$22,566	$2,073,614

Beginning cash	326,228	40,184

Ending cash	$348,794	$2,113,798

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$1,852	$4,000

Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTION:
Shareholder exercise of warrants by decrease in
Liability to shareholder	$-	$433,851

Shareholder assumption of warrant liability resulting in
Increased liability to shareholder	$(24,074)	$-

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

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

Effective January 1, 2014, Mentor purchased an additional 1% interest in Waste Consolidators, Inc. (“WCI”) for $25,000 which resulted in a 51% ownership in WCI.  At December 31, 2013, Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, on January 1, 2014 Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain on investment in subsidiary, see Note 16.  WCI was incorporated in Colorado in 1999 and operates in Arizona.  It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements for the year ended December 31, 2014.

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

On February 28, 2014, the Company acquired a 60% ownership in Bhang Chocolate Company, Inc. (“Bhang”), see Note 4 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement.  Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company shareholders in the consolidated balance sheet at December 31, 2014 and March 31, 2015.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Note 2 - Summary of significant accounting policies (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $3,859,810 as of March 31, 2015. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 14.3 million warrants outstanding in which the Company can reset the exercise price substantially below the current market price, see Note 9.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised approximately $99,855 from partial warrant redemptions from February 9, 2015 through March 31, 2015, see Note 9.  In addition, from April 1, 2015 through April 22, the Company raised approximately $79,738 from the exercise of warrants into common stock.  The Company estimates it has adequate cash reserves to support six to eighteen months of operation.  Management's plans include increasing revenues through acquisition, investment, and organic growth.  This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2015 and 2014.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2015 and 2014, the Company has recorded an allowance in the amount of $8,700 and $0, respectively.

Investment in unconsolidated entity

Prior to acquiring a controlling interest in WCI on January 1, 2014, Mentor accounted for the investment in WCI using the equity method based on the ownership interest and the Company’s limited ability to exercise significant influence at December 31, 2013.  Accordingly, the investment was initially recorded at cost with adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period.  Mentor ceased to recognize losses when our investment basis was zero.  At December 31, 2013, the WCI investment was $0.  On January 1, 2014, the Company purchased an additional 1% interest in WCI for a 51% interest, see Note 16.

Convertible note receivable

The 5% convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $5,116 and $4,942 at March 31, 2015 and December 31, 2014.

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

Note 2 - Summary of significant accounting policies (continued)

Investment in account receivable, net of discount

The Company invested in an account receivable and promissory note on July 8, 2014 which was due on or before January 15, 2015.  The note was paid and extinguished in March 2015.  The investment was recorded at face value with an offsetting discount at the time purchased.  The discount was amortized to interest income over the term of the note.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 16. The remaining $102,040 of goodwill relates to the 1999 acquisition of a 50% interest in WCI.  The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2014.  There have been no changes in circumstances that would indicate an impairment at March 31, 2015.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive.   In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 15,198,000 and 15,210,000 as of March 31, 2015 and 2014, respectively.  There were 4,500 potentially dilutive shares outstanding at March 31, 2015 and 2014, respectively.

Note 2 - Summary of significant accounting policies (continued)

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion costs were $27,145 and $8,075 for the three months ended March 31, 2015 and 2014, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid advertising costs	$3,637	$27,708
Prepaid legal fees	9,145	9,145
Other prepaid costs	28,218	28,218
	$41,000	$55,655

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

On June 24, 2014, Bhang owners unilaterally announced that Bhang was no longer doing any business with Mentor.  Bhang failed to provide Mentor with Bhang share certificates evidencing the Bhang shares purchased by Mentor or provide other promised consideration to Mentor, effectively repudiating the co-operative agreement by their actions.  In addition, Bhang owners have declined to return any of the $1,500,000 invested by Mentor.  On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission seeking return of the $1,500,000 investment the Company made in Bhang.  The parties have been ordered to undergo arbitration, which was initiated in January 2015.  The suit in the District Court has been stayed pending the outcome of arbitration, see Note 17.

Note 5 – Investment in account receivable

The investment in account receivable is supported by a promissory note which matured January 15, 2015 and consists of the following:

	March 31, 2015	December 31, 2014
Face value	$-	$117,000
Unamortized discount	-	(2,250)
Net balance	$-	$114,750

The note was paid and extinguished in March 2015.  For the three months ended March 31, 2015 and 2014, $2,250 and $0 of discount amortization is included in interest income.

Note 6 - Property and equipment

Property and equipment is comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Computers	$15,187	$15,187
Furniture and fixtures	20,712	19,491
Machinery and vehicles	179,375	179,375
Capitalized software	25,007	25,007
	240,281	239,060
Accumulated depreciation and amortization	(164,978)	(157,484)

Net Property and equipment	$75,303	$81,576

Depreciation and amortization expense was $7,493 and $9,460 for the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Convertible note receivable

The Company advanced $100,000 to Electrum Partners, LLC (Electrum) as a convertible note receivable on March 12, 2014.  Accrued interest of $5,116 and $4,942 is included in the convertible note receivable balance at March 31, 2015 and December 31, 2014, respectively.  The note bears interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest will increase to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum.  There are no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 per month are required.  Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurements Using Unadjusted Quoted Market Prices (Level 1)	Fair Value Measurements Using Quoted Prices for Identical or Similar Assets in Active Markets (Level 2)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Other investment	Long-Term Equity Funding Agreements
Balance at December 31, 2013	21,320	10,000	55,943
Total gains or losses
Included in earnings (or changes in net assets)	1,303	1,410	-
Purchases, issuances, sales, and settlements
Purchases	18,846	-	-
Issuances	-	-	-
Sales	(35,637)	(1,150)	-
Settlements	-	-
Balance at December 31, 2014	5,832	10,260	55,943

Total gains or losses
Included in earnings (or changes in net assets)	1,278	152	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-
Issuances	-	-	-
Sales	(1,053)	-	-
Settlements	-	-
Balance at March 31, 2015	$ 7,118	$ 10,412	$ 55,943

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

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 to 90 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of the warrants at any time.  Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price.  The warrants are specifically not affected and do not split with the shares in the event of a reverse split.  If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holder as discussed further in Note 10.  All such changes in the exercise price of series A, B, C and D warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for debtors to receive value.  Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

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

As of March 31, 2015 and December 31, 2014 the weighted average contractual life for all Mentor warrants was 21.4 years and 23.4 years, respectively, and the weighted average outstanding warrant exercise price was $1.84 and $1.84 per share, respectively.

During the three months ended March 31, 2015 and 2014, a total of 1,187,847 and 8,006,696 warrants were exercised, respectively. There were no warrants issued during the periods ended March 31, 2015 and 2014.  The intrinsic value of outstanding warrants at March 31, 2015 and 2014 was $2,835 and $15,300, respectively.

Note 9 - Common stock warrants (continued)

The following table summarizes common stock warrants as of each period:

	Series A	Series B	Series C	Series D	A,B,C,D Total Warrants
Outstanding at December 31, 2013	1,188,909	5,332,981	128,180	15,312,627	21,962,697
Issued	-	-	-	-	-
Exercised	(1,188,909)	(5,328,481)	(128,180)	(807,861)	(7,453,431)
Outstanding at December 31, 2014	-	4,500	-	14,504,766	14,509,266
Issued	-	-	-	-	-
Exercised	-	-	-	(226,740)	(226,740)
Outstanding at March 31, 2015	-	4,500	-	14,278,026	14,282,526

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009.  The following table summarizes E, F, G and H warrants as of each period:

	Series E $1.00 exercise price	Series F $3.00 exercise price	Series G $0.65 exercise price	Series H $7.00 exercise price	E,F,G,H Total Warrants
Outstanding at December 31, 2013	107,931	369,037	88,579	689,159	1,254,706
Issued	-	-	-	-	-
Exercised	(107,931)	(369,037)	(88,579)	-	(565,547)
Outstanding at December 31, 2014	-	-	-	689,159	689,159
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding at March 31, 2015	-	-	-	689,159	689,159
Shares issued in 2014 as a result of cashless exercise	73,388	210,870	70,152	-	354,410

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

Note 11 - Funding agreement

The Company entered into a co-operative funding agreement with MCB that closed on February 18, 2014, to purchase up to a 51% interest in MCB.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.   MCB was to receive up to $200,000 in funding as Mentor receives proceeds from warrant exercise.  Allocation of funding to MCB is discretionary and could be reduced to $100,000 with no change in Mentor’s ownership if Mentor is dissatisfied with MCB performance.  Subsequent to March 31, 2015, MCB was notified that the funding would be reduced to $100,000, see Note 19.  The Company has the right, in its sole discretion, to convert the paid portion of the $100,000 equity investment in MCB to a six percent (6%) ten-year note payable to Mentor by the majority owner of MCB in 120 equal payments of principal and interest at any time.  If triggered, this provision would truncate further funding.  Subsequent to March 31, 2015, Mentor notified MCB that it was exercising its right to convert its equity to a ten-year note, see Note 19.

Note 12 - Stockholders’ equity

Common Stock

The Company has a total of 400,000,000 shares of Common Stock, no par value, authorized at March 31, 2015 and December 31, 2014. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders and may accumulate their votes for the election of directors. During 2007, the Company effected a 1,000 to 1 reverse stock split on its outstanding common stock, under the authority of the Plan, and subsequent to receiving 84% shareholder approval and Board of Directors approval. During September 2008, the Company announced a stock repurchase plan which allowed for a total of 12.5% of the Company’s shares outstanding at that time to be repurchased during future periods. All shares under the 2008 repurchase plan were repurchased as of January 2014.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s   shares outstanding at that time.  As of March 31, 2015 and December 31, 2014, 21,848 shares have been repurchased and retired.

Note 13 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space on a month-to-month basis in Ramona, California in San Diego County. Rent expense for the three months ended March 31, 2015 and 2014 were $4,100 and $8,092, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempte, Arizona under an operating lease expiring in January 2017.  Rent expense for the three months ended March 31, 2015 and 2014 was $6,540 and $6,633, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through September 2018.  Vehicle lease expense of $21,400 and $21,811 is included in cost of sales in the consolidated income statement for the three months ended March 31, 2015 and 2014.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2014 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2015	$138,246
2016	120,204
2017	52,996
2018	15,360

$326,806

Note 14 – Long term debt and revolving line of credit

Long term debt

	March 31, 2015	December 31, 2014
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$5,688	$7,168

Auto loan through Ford Credit, interest at 6.64% per annum, monthly principle and interest payments of $467, maturing October 2015	2,747	4,087

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	36,538	38,905

Total notes payable	44,973	50,160

Less: Current maturities	(17,988)	(18,911)

	$26,985	$31,249

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly.  The line of credit matures on September 4, 2015.   At March 31, 2015 and December 31, 2014, the Company had $60,000 outstanding on the line of credit.  The line is secured by a personal guarantee of WCI’s president.

Note 15 - Accrued salary, accrued retirement and related party incentive fee

As of March 31, 2015 and December 31, 2014, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	March 31, 2015	December 31, 2014

Accrued salaries and benefits	$721,987	$716,055
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	441,917	439,751
Offset by shareholder advance	(1,049,331)	(1,073,405)
	$305,154	$272,982

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

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option.  The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000.  The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy.  The Company recorded $0 of accrued incentive fee and bonus for each of the three months ended March 31, 2015 and 2014.

Note 16 - Purchase of additional equity in WCI

Effective January 1, 2014, Mentor purchased an additional 1% interest in WCI for $25,000 which resulted in a 51% ownership in WCI.  In 2013 Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain of $1,250,964 on investment in subsidiary which is included in other income and expense in the consolidated statement of operations.

Cash to acquire additional 1% equity interest in WCI	$25,000
Fair value of 50% interest (a)	1,250,000
Investment under equity method	-
Total purchase price to be allocated	$1,275,000

(a) Estimated fair value of Mentor’s previously-held equity interest in WCI is valued at 1.25 times WCI’s projected 2014 revenue.

Purchase price allocation at 51% of WCI assets and liabilities:

WCI assets and liabilities:
Current assets	$327,238
Property and equipment	51,239
Other assets	816,952
Current liabilities	(112,810)
Long-term debt	(1,178,977)
Net deficit	(96,358)
Mentor equity rate	51%
Mentor portion of liabilities in excess of assets	(49,143)
Goodwill	1,324,143
Net assets acquired	$$1,275,000

Note 17 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action.  Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor.  The final outcome of the arbitration is not known at this time.  The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

Note 17 – Commitments and contingencies (Continued)

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility.  The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014.  The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received.  On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned.  The defendant defaulted and the Company intends to prove its damages, take a judgment, and pursue collecting its damages from the defendant.  The Company plans to continue to vigorously pursue return of its $621,250.  The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit.

Note 18 – Segment Information

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

	Cannabis and Medical Marijuana Segment	Legacy Investment	Corporate and Eliminations	Consolidated
Three months ended March 2015
Net sales	$-	$573 850	$-	$573,850

Income (loss) from operations	-	55 462	(245,316)	(183,317)

Total assets	1,626,740	1,114,834	1,140,954	3,882,528

Interest expense	-	4,774	(774)	4,000

Depreciation and amortization	-	6,810	683	7,493

Three months ended March 2014
Net sales	$-	$490,808	$-	$490,808

Income (loss) from operations	(21,551)	68,035	(136,953)	(90,469)

Total assets	1,600,927	1,122,564	1,270,899	3,994,390

Interest expense	-	4,093	397	4,490

Depreciation and amortization	-	6,091	3,369	9,460

Note 18 – Segment Information  (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three months ended March 31
	2015	2014
Operating income (loss)	$(183,317)	$(90,469)
Gain recognized on purchase of majority interest in WCI	-	1,250,000
Interest income	2,389	-
Interest expense	(4,000)	(4,490)
Gain on investments	1,339	1,377
Other income	-	75

Income before income taxes	$(183,589)	$1,156,493

Note 19 - Subsequent events

On April 10, 2015, the Company entered into an exchange agreement whereby the Company will receive an investment in installment accounts receivable of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor stock which were obtained through exercise of series D warrants at $1.60 per share.

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (CAST) valued at $469,611 in exchange for 4,696 to-be-created series B convertible preferred shares of Mentor.  CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means.  After one year, the to-be-created series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  The to-be-created series B convertible preferred shares will convert to Common based on the following conversion formula:  ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement.

On April 13, 2015, Mentor notified MCB that the amount of funding provided by Mentor would be reduced to $100,000.  On April 27, 2015, Mentor notified MCB that it was exercising it’s option to convert it’s equity in MCB to a ten year note receivable for $74,000 from MCB as provided in the funding agreement.  The note receivable bears interest at 6% and will be payable in monthly installments.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014.  The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and 2014 and our Annual Report on Form 10-K for the year ended December 31, 2014.

Corporate Background

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owned 50% in 2013 and purchased an additional 1%, effective January 1, 2014, for a 51% interest. WCI is included in the consolidated financial statements for the three months ended March 31, 2015 and 2014.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB.  MCB was formed in January 2014 and began operations in June 2014.  From the date of formation through May 2014, MCB’s efforts were devoted to organization and development.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.  In April 2015, Mentor notified MCB that it was exercising its option to convert its equity in MCB to a ten year note receivable for $74,000 from the majority owner of MCB as provided in the funding agreement.  The note receivable bears interest at 6% and will be payable in monthly installments.

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

Cannabis Investor Webcast

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (CAST) valued at $469,611 in exchange for 4,696 to-be-created series B convertible preferred shares of Mentor.  CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means.  After one year, the to-be-created series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  The to-be-created series B convertible preferred shares will convert to Common based on the following conversion formula:  ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement.

Overview

Our goal is to be a pure play in the medical marijuana and social use cannabis sector.  Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide public market liquidity for founders, protection for investors, funding for cannabis companies, and to incubate private cannabis companies that have the potential to be spun off as stand-alone pubic companies.  When Mentor takes a significant position in its investees it provides financial management when needed, but leaves operating control in the hands of the cannabis company founders.  Retaining control, receiving greater liquidity and working with an experienced organization to efficiently go public are three key advantages to cannabis founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical and the company seeks to facilitate the application of cannabis to cancer wasting, calming seizures, Parkinson’s disease, reducing ocular pressures from glaucoma and blunting chronic pain.

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which is our current focus of business, and a legacy investment acquired prior to the Company’s focus in the cannabis and medical marijuana segment.  The legacy investment is in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their trash related operating costs.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenues

Revenue for the three months ended March 31, 2015 was $573,850 compared to $490,808 for the three months ended March 31, 2014 (“the prior year period”), an increase of $83,042.  This increase is due to an increase in WCI monthly service fees of $56,636 and an increase in other ancillary WCI service fees of $26,406.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2015 was $421,254 compared to $272,897 for the prior year period, an increase of $148,357.  The increase is due to the fact that the Company incurred $24,560 in audit fees in 2015, an increase in legal fees of $57,160, an increase of $29,724 in health and business insurance costs, an increase in advertising costs of $19,070, and an increase in salary and related costs of $65,618.  These increases were partially offset by a decrease in administrative costs of ($41,437), a decrease of ($4,372) in travel costs and a decrease in depreciation of ($1,966).

Other income and expense

Other income and expense, net, totaled ($272) for the three months ended March 31, 2015 compared to $1,246,962 for the prior year period, a decrease of ($1,247,234).  When the Company acquired an additional 1% in WCI on January 1, 2014, the entire investment was adjusted to fair value resulting in a non-cash gain on investment of $1,250,000 in the prior year period.  In addition gain on investments and other income was $113 lower in the three months ended March 31, 2015.  This is partially offset by an increase in interest income of $2,389 and decrease in interest expense of $490 for the three months ended March 31, 2015 compared to the prior year period.

Net results

The net result for the three months ended March 31, 2015 was a loss of ($207,709) or ($0.014) per common share compared to net income of $1,139,605 or $0.171 per common share in the prior year period.  This is due primarily to the $1,250,000 non-cash gain recorded on the investment in WCI for the prior year period.  The Company experienced an operating loss of ($183,317) for the three months ended March 31, 2015 and an operating loss of ($90,469) for the prior period.  Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At March 31, 2015, we had cash of $348,794 and a working capital of $420,054.  Operating cash outflows during the three months ended March 31, 2015 were ($162,736), inflows from investing activities were ($115,694), and inflows from financing activities were $69,608.  We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock.  At March 31, 2015 we had cash of $348,794 and a working capital of $420,054.  Operating cash outflows in the three months ended March 31, 2015 were ($162,736), including ($183,589) of net loss plus $7,494 of non-cash depreciation and amortization less ($2,250) of non-cash gain recognized on the amortization of the discount on investment in accounts receivable.  This is offset by the use of prepaid expenses and other current assets of $14,655 and changes in other operating assets of $954.  Cash inflows from investing activities in the three months ended March 31, 2015 were $115,694 due to receipt on investment in receivable of $117,000 less other investing activity changes of ($1,306).  Net inflows from financing activities during the three months ended March 31, 2015 were $69,608 of which $99,855 were the net proceeds received from exercise of warrants less payments on long-term debt of ($5,187) and distribution to non-controlling interest of ($25,060).  We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the 1% partial redemption authorization will be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.  During the period from February 9, 2015 to April 22, 2015 the Company raised $179,593 through partial redemption of outstanding Series D warrants plus warrant fees of $44,479.  We believe the partial redemptions will continue for an extended period of time.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.     Controls and Procedures

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

On August 11, 2014, Mentor filed a complaint in Federal District Court for the Northern District of California for rescission against Bhang Chocolate Company, Inc., Bhang Corporation, Scott Van Rixel, and William Waggoner (together “Defendants”). Mentor alleges that Defendants have failed to perform their obligations under that certain Bhang Chocolate – Mentor Capital Cannabis Brands Cooperative Funding Agreement entered into by and between Bhang Chocolate Company, Inc. (“Bhang”) and Mentor (the “Bhang Agreement”), which anticipated Scott Van Rixel, William Waggoner, and other affiliates of Bhang as intended third party beneficiaries. Mentor asked the court to enforce the Company’s rescission of the Agreement and sought return of $1,500,000 paid to Bhang as consideration under the Agreement. Following several motions by Defendants to the action, the court ordered the parties to arbitration.  As directed by the court, arbitration has been initiated with the American Arbitration Association and the first administrative conference took place on March 10, 2015.  In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action.  Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor.  The final outcome of the arbitration is not known at this time.  The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

Bhang continues to hold the Company’s $1,500,000 investment and until the complete investment is returned Mentor will continue to list Bhang and Bhang Financial (Bhang’s financial services off-shoot into which $200,000 of Mentor’s funds were to be invested) in the Mentor portfolio.  Mentor anticipates one of two outcomes with this matter: (i) Bhang returns the entirety of Mentor’s investment, plus interest, at which point Bhang will no longer be listed in the Mentor portfolio, or (ii) Mentor is awarded a security interest in Bhang, in which case Bhang will be listed as a Mentor portfolio company.  Until the matter is resolved, Mentor considers the $1,500,000 invested in Bhang as an event for which it must make periodic disclosures.

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

Item 1A.     Risk Factors.

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our Rule 15c2-11 and other publicly disclosed submissions, actual results could differ materially from those projected in any forward-looking statements.

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

The opinion of our independent registered accounting firms included an explanatory paragraph in their reports in connection with our consolidated financial statements included with our December 31, 2014 Form 10-K as of and for the periods ended December 31, 2014 and 2013 stating that there was substantial doubt about our ability to continue as a  going  concern.  During such periods we experienced significant operating losses ($260,899 for the year ended December 31, 2013 and $1,086,198 for the year ended December 31, 2014), liquidity constraints and negative cash flows from operations.  We anticipate that current cash resources will be sufficient for us to execute our business plan through the end of the first quarter of 2016.  If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

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

As of March 31, 2015, The Company currently had 14,709,951 outstanding shares of its Common Stock trading at approximately $0.73 per share.  As of the same date the Company also had 14,278,026 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share.  These Series D warrants do not have a cashless exercise feature.  The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock.  The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank.  These $7.00 Series H warrants include a cashless exercise feature.  Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced that it will allow for partial redemption of up to 1% per month of the outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates.  Company designees that apply during the 30 days must pay 10 cents to redeem the warrants and then exercise the series D warrant to purchase a share at one-half of the closing bid price on the day preceding the 30 days.  The 1% partial redemption will be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

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

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Accordingly, we caution readers not to place undue reliance on these statements. Where required by applicable law, we will undertake to update any disclosures or forward-looking statements.

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

Mr. Billingsley owns approximately 25% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Together with other members of the Company’s Board of Directors, Management of the Company owns approximately 31.51% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Mr. Billingsley also holds 2,137,684 Series D warrants and 4,500 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively.  Additionally, Robert Meyer, Stan Shaul, Earl Kornbrekke and Lori Stansfield, directors of the Company, hold an aggregate of 1,195,650 Series D warrants exercisable at $1.60 per share.  Due to the large number of shares of Common Stock owned by the Management of the Company, Management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company.  Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company.  As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4.       Mine Safety Disclosures.

None.

Item 5.       Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: May 13, 2015

By:

/s/ Chester Billingsley

Chester Billingsley,

Chief Executive Officer

Date: May 13, 2015

By:

/s/ Lori Stansfield

Lori Stansfield,

Chief Financial Officer