Form 10-Q
period 2015-06-30
Mentor Capital, Inc.
filed 2015-08-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2105

OR

      .

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      .   No  X .

At August 3, 2015, there were 15,939,913 shares of Mentor Capital, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek”, “look”, “hope”, “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.  Moreover, as we begin to increase our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Registration Statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

__________________________________________

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$311,275	$326,228
Accounts receivable, net	307,060	300,947
Prepaid expenses and other current assets	24,075	55,655
Investments in securities, at fair value	109,449	5,832
Investment in accounts receivable, net of discount, current portion	43,627	114,750
Note receivable - MicroCannaBiz member, current portion	12,275	-
Employee advances	3,350	2,500

Total current assets	811,111	805,912

Property and equipment
Property and equipment	229,035	239,060
Accumulated depreciation and amortization	(169,790)	(157,484)

Property and equipment, net	59,245	81,576

Other assets
Investment in account receivable, net of discount and current portion	520,031	-
Receivable - Bhang Corporation and shareholders	1,500,000	1,500,000
Note receivable - MicroCannaBiz member, net of current portion	62,361	-
Deposits	10,575	9,575
Convertible note receivable	106,436	104,942
Long term investments	59,793	66,203
Goodwill	1,892,947	1,426,182

Total other assets	4,152,143	3,106,902

Total assets	$5,022,499	$3,994,390

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

__________________________________________

	June 30,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$46,504	$65,585
Accrued expenses	129,478	166,423
Deferred revenue	78,964	-
Line of credit	60,000	60,000
Current portion of long term debt	14,375	18,911

Total current liabilities	329,321	310,919

Long-term liabilities
Accrued salary, retirement and benefits - related party	435,062	272,982
Long term debt, net of current portion	25,362	31,249
Convertible security	469,611	-

Total long-term liabilities	930,035	304,232

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, no par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 400,000,000 shares authorized; 15,923,765 and 14,483,215 shares issued and outstanding at June 30, 2015 and December 31, 2014	7,742,014	7,001,908
Additional paid in capital	234,731	234,731
Accumulated deficit	(4,021,045)	(3,652,101)
Non-controlling interest	(192,557)	(205,298)

Total shareholders' equity	3,763,143	3,379,240

Total liabilities and shareholders' equity	$5,022,499	$3,994,390

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

For The Three and Six Months Ended June 30, 2015 and 2014

__________________________________________

		Three Months Ended				Six Months Ended
		June 30,				June 30,
		2015		2014		2015	2014
Revenue
Service fees		$598,078		$508,155		$1,171,928	$998,963
Webcast revenue		10,883		-		10,883	-
Publication revenue		-		950		-	950
Consulting revenue		19,425		-		19,425	-
Total revenue		628,386		509,105		1,202,236	999,913

Cost of sales		390,685		336,357		726,599	644,736
Gross profit		237,701		172,748		475,637	355,177

Selling, general and administrative expenses		431,822		488,536		863,074	766,126
Operating income (loss)		(194,121)		(315,788)		(387,437)	(410,949)

Other income and (expense)
Gain recognized on purchase of majority interest in WCI		-		-		-	1,250,000
Interest income		18,109		3,595		20,687	3,595
Interest expense		(3,870)		(7,526)		(8,059)	(12,016)
Loan costs		-		(635,851)		-	(635,851)
Gain (loss) on investments		(3,977)		816		(2,639)	2,192
Gain upon conversion of investment in MicroCannaBiz to note receivable		35,360		-		35,360	-
Gain (loss) on equipment disposals		-		3,039		-	3,039
Other income (expense)		-		25		-	100
Total other income and (expense)		45,622		(635,902)		45,349	611,059
Income (loss) before provision for income taxes		(148,499)		(951,690)		(342,088)	200,110

Provision for income taxes		-		1,895		-	1,895
Net income (loss)		(148,499)		(953,585)		(342,088)	198,215

Gain (loss) attributable to non-controlling interest		2,736		12,902		26,856	27,491

Net income (loss) attributable to controlling interest		$(151,235)		$(966,487)		$(368,944)	$170,72

Basic and diluted net income (loss) per common share:
Basic		$(0.010)		$(0.067)		$(0.024)	$0.014
Diluted	$	N/A*	$	N/A*	$	N/A*	$0.014

Weighted average number of shares of common stock outstanding:
Basic		15,523,500		14,492,747		15,094,392	11,891,332
Diluted		N/A *		N/A *		N/A*	11,895,832

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For The Six Months Ended June 30, 2015 and 2014

__________________________________________

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(342,088)	$198,215
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	15,431	13,450
Amortization of discount on investment in account receivable	(18,555)	-
Non-cash payment of expense	-	4,462
Accrued investment interest income	(2,130)	-
Investment loss	2,698	-
Gain recognized on purchase of majority interest in WCI	-	(1,250,000)
Gain on conversion of investment in MicroCannaBiz to note receivable	(35,360)	-
Decrease (increase) in operating assets
Accounts receivable - trade	921	12,156
Prepaid expenses and other current assets	34,080	189,740
Increase (decrease) in operating liabilities
Accounts payable	(19,081)	(17,037)
Accrued expenses	(144,890)	(16,099)
Deferred revenue	78,964	-
Accrued salary, retirement and benefits - related party	86,374	73,204

Net cash provided by (used by) operating activities	(343,636)	(791,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,603)	(12,414)
Cost of securities purchased	(1,061)	(22,897)
Proceeds from securities sold	1,053	20,653
Receivable - Bhang Chocolate Company shareholders	-	(1,500,000)
Receipt of investment in receivable	117,000	-
Investment in convertible note receivable	-	(100,000)
Proceeds from long term investment	-	1,150
Purchase of additional interest in WCI	-	(25,000)
Effect of deconsolidating MCB on April 27, 2015 and converting to note receivable	(9,832)	-
Effect of consolidating WCI on January 1, 2014, net of cash	-	47,373
Employee advances repaid	(850)	129

Net cash provided by (used by) investing activities	95,707	(1,591,006)

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited - Continued)

For The Six Months Ended June 30, 2015 and 2014

__________________________________________

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$277,672	$3,401,801
Common stock repurchased and retired	(9,213)	-
Payments on long-term debt	(10,423)	(41,290)
Contribution by subsidiary minority interest	-	8,300
Non-controlling interest distribution	(25,060)	(116,480)
Shares retired	-	(162)

Net cash provided by (used by) financing activities	232,976	3,252,170

Net change in cash	(14,953)	869,256

Beginning cash	326,228	40,184

Ending cash	$311,275	$909,440

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$7,778	$12,016

Cash paid for income taxes	$-	$1,895

NON-CASH INVESTING AND FINANCING TRANSACTION:
Shareholder exercise of warrants by decrease in liability to shareholder	$-	$433,851

Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(75,706)	$(12,295)

Investment in account receivable, net of discount, via exercise of warrants	$547,353	$-

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 1 - Nature of operations

History (1985 – 2008)

Mentor Capital, Inc. (“Mentor” or “the Company”), incorporated under the laws of California, was founded as an investment partnership by the current CEO in 1985 and was originally incorporated under the laws of the State of California on July 29, 1994.  On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed voluntary reorganization with the bankruptcy court and, on January 11, 2000, the Company emerged from Chapter 11. The Company contracted to provide financial assistance and investment into small businesses following its reorganization. Mentor intends to reincorporate in the state of Delaware and filed a Delaware Certificate of Incorporation on May 22, 2015.  The Agreement and Plan of Merger, approved by a vote of holders of the majority of shares entitled to vote on June 30, 2015, is pending approval by the California and Delaware Secretaries of State, see Note 20.

Current Business (2008 - 2015)

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

Effective January 1, 2014, Mentor purchased an additional 1% interest in Waste Consolidators, Inc. (“WCI”) for $25,000 which resulted in a 51% ownership in WCI.  At December 31, 2013, Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, on January 1, 2014 Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain on investment in subsidiary, see Note 16.  WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas.  It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements for the year ended December 31, 2014.

On February 18, 2014, the Company signed an agreement to purchase a 51% interest in MicroCannaBiz, LLC (“MCB”), for $200,000, see Note 11.  MCB is a Limited Liability Company organized in Florida in January 2014 which began operations in June 2014.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.   On April 27, 2015, Mentor converted its equity contribution of $74,000 to a ten year note receivable from MCB and MCB’s remaining member as provided in the funding agreement, see Note 11.  The note bears interest at 6% and is payable in monthly installments.  The note receivable is included in the consolidated balance sheet at June 30, 2015.  MCB operations are included in the consolidated financial statements for the three and six months ended June 30, 2014 and December 31, 2014.

On February 28, 2014, the Company acquired a 60% ownership in Bhang Chocolate Company, Inc. (“Bhang”), see Note 4 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement.  Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company shareholders in the consolidated balance sheet at December 31, 2014 and June 30, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor.  On May 7, 2015, Investor Webcast, LLC, was formed as a Delaware limited liability company subsidiary to hold the assets of CAST.  CAST works to provide cannabis related public and private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means.  After one year, the to-be-created Series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares, See Note 17.  Due to Mentor’s pending reincorporation in Delaware, the Series B convertible preferred shares have not yet been created.  Therefore, a convertible security has been issued to the prior owner of CAST which will be converted to Mentor Series B convertible preferred shares once they are created. The convertible security is reflected as a liability on the consolidated balance sheets at June 30, 2015.

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $4,011,045 as of June 30, 2015. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 13.1 million warrants outstanding, any fraction of which the Company can reset the exercise price substantially below the current market price, see Note 9.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised approximately $277,673 from partial warrant redemptions from February 9, 2015 through June 30, 2015, see Note 9.  In addition, from July 1, 2015 through July 31, 2015 the Company raised approximately $17,908 from the exercise of warrants into common stock.  The Company estimates it has adequate cash reserves to support six to eighteen months of operation.  Management's plans include increasing revenues through acquisition, investment, and organic growth. This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2015 and 2014.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2015 and 2014, the Company has recorded an allowance in the amount of $13,100 and $0, respectively.

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

Convertible note receivable

The 5% convertible note receivable from Electrum Partners, LLC (Electrum) is recorded at the loan amount of $100,000 plus accrued interest of $5,116 and $4,942 at June 30, 2015 and December 31, 2014.

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

Investment in account receivable, net of discount

The Company invested in an account receivable and promissory note on July 8, 2014 which was due on or before January 15, 2015.  The note was paid and extinguished in March 2015.  On April 10, 2015, the Company entered into an exchange agreement whereby the Company will receive an investment in account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor stock obtained through exercise of series D warrants at $1.60 per share.

The investments were recorded at face value with an offsetting discount at the time of purchase or exchange.  The discount is amortized to interest income over the term of the notes.

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB.  The note is reported at the amount invested plus accrued and unpaid interest at June 30, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Property, equipment and machinery

Property, equipment and machinery are recorded at cost.  Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Database and website development costs relate to development of CAST’s website and webcast subscriber base. Database and website development costs are amortized over 2 years upon launch of the website.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts.  The resulting gain or loss is credited or charged to income.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 16, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI.  Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 17.  The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2014.  There have been no changes in circumstances that would indicate an impairment at June 30, 2015.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive.   In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 13,745,000 and 15,201,000 as of June 30, 2015 and 2014, respectively.  There were 4,500 potentially dilutive shares outstanding at June 30, 2015 and 2014, respectively.  Based on the April 20, 2015 CAST liquidity agreement formula for conversion of the convertible security to common shares, there were no contingently convertible shares calculated at June 30, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion costs for the three months ended June 30, 2015 and 2014 were $17,593 and $0, respectively.  Advertising and promotion costs for the six months ended June 30, 2015 and 2014 were $44,739 and $5,618, respectively.

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

The fair value of the investment in account receivable is based on the net present value of calculated interest and principle payments.  The carrying value approximates fair value as interest rates charged are comparable to market rates for similar investments.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

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

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid advertising costs	$-	$27,708
Prepaid legal fees	8,845	9,145
Prepaid health insurance	2,500	-
Other prepaid costs	12,730	28,218
	$24,075	$55,655

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

On June 24, 2014, Bhang owners unilaterally announced that Bhang was no longer doing any business with Mentor.  Bhang failed to provide Mentor with Bhang share certificates evidencing the Bhang shares purchased by Mentor or provide other promised consideration to Mentor, effectively repudiating the co-operative agreement by their actions.  In addition, Bhang owners have declined to return any of the $1,500,000 invested by Mentor.  On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission seeking return of the $1,500,000 investment the Company made in Bhang.  The parties have been ordered to undergo arbitration, which was initiated in January 2015.  The suit in the District Court has been stayed pending the outcome of arbitration, see Note 18.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 5 – Investment in account receivable

On July 8, 2014, the Company investment in an account receivable was supported by a promissory note which matured January 15, 2015 and consisted of the following:

	June 30, 2015	December 31, 2014
Face value	$-	$117,000
Unamortized discount	-	(2,250)
Net balance	$-	$114,750

The note was paid and extinguished in March 2015.  For the three months ended June 30, 2015 and 2014, $0 of discount amortization is included in interest income.  For the six months ended June 30, 2015 and 2014, $2,250 and $0 of discount amortization is included in interest income, respectively.

On April 10, 2015, the Company entered into an exchange agreement whereby the Company will receive an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor stock obtained through exercise of series D warrants at $1.60 per share.  The Counterparty to the exchange agreement may elect to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants.  The partial rescission election may be exercised for all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021.  At this time management cannot determine the likelihood of a partial rescission.  No adjustment has been made to the estimated present value or shares for this contingency.

The Company valued the transaction based on the market value of Company shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable.  The discount is being amortized monthly to interest over the 11 year term of the agreement.

The investment consisted of the following:

	June 30, 2015	December 31, 2014
Face value	$1,287,000	$-
Unamortized discount	(723,342)	-
Net balance	563,658	-
Current portion	(43,627)	-
Long term portion	$520,031	$-

For the three and six months ended June 30, 2015 and 2014, $18,555 and $0 of discount amortization is included in interest income, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 6 - Property and equipment

Property and equipment is comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Computers	$21,813	$15,187
Furniture and fixtures	21,139	19,491
Machinery and vehicles	182,722	179,375
Capitalized website costs	361	-
Capitalized database costs	3,000	-
Capitalized software	-	25,007
	229,035	239,060
Accumulated depreciation and amortization	(169,790)	(157,484)

Net Property and equipment	$59,245	$81,576

Depreciation and amortization expense was $7,204 and $3,990 for the three months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization expense was $15,431 and $13,450 for the six months ended June 30, 2015 and 2014, respectively.

Note 7 – Convertible note receivable

The Company advanced $100,000 to Electrum as a convertible note receivable on March 12, 2014.  Accrued interest of $6,436 and $4,942 is included in the convertible note receivable balance at June 30, 2015 and December 31, 2014, respectively.  The note bears interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest will increase to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum.  There are no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 per month are required.  Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 8 – Long term investments and fair value (continued)

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurements Using Unadjusted Quoted Market Prices	Fair Value Measurements Using Quoted Prices for Identical or Similar Assets in Active Markets	Fair Value Measurements Using Significant Unobservable Inputs	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Long-Term Equity Funding Agreements
Balance at December 31, 2013	$ 21,320	$ 10,000	$ -	$ 55,943
Total gains or losses
Included in earnings (or changes in net assets)	1,303	1,410	-	-
Purchases, issuances, sales, and settlements
Purchases	18,846	-	-	-
Issuances	-	-	-	-
Sales	(35,637)	(1,150)	-	-
Settlements	-	-	-	-
Balance at December 31, 2014	5,832	10,260	-	55,943

Total gains or losses
Included in earnings (or changes in net assets)	3,712	(6,410)	-	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-	-
Issuances	50,063	-	49,834	-
Sales	(1,053)	-	-	-
Settlements	-	-	-	-
Balance at June 30, 2015	$ 59,615	$ 3,850	$ 49,834	$ 55,943

Note 9 - Common stock warrants

The Company's Plan of Reorganization provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 to 90 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of the warrants at any time.  Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price.  The warrants are specifically not affected and do not split with the shares in the event of a reverse split.  If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 10.  All such changes in the exercise price of series A, B, C and D warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for debtors to receive value. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 9 - Common stock warrants (continued)

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

As of June 30, 2015 and December 31, 2014 the weighted average contractual life for all Mentor warrants was 23.0 years and 23.4 years, respectively, and the weighted average outstanding warrant exercise price was $1.87 and $1.84 per share, respectively.

During the six months ended June 30, 2015 and 2014, a total of 1,452,854 and 8,016,146 warrants were exercised, respectively. There were no warrants issued during the periods ended June 30, 2015 and 2014.  The intrinsic value of outstanding warrants at June 30, 2015 and 2014 was $2,745 and $5,490, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 9 - Common stock warrants (continued)

The following table summarizes common stock warrants as of each period:

	Series A	Series B	Series C	Series D	A,B,C,D Total Warrants
Outstanding at December 31, 2013	1,188,909	5,332,981	128,180	15,312,627	21,962,697
Issued	-	-	-	-	-
Exercised	(1,188,909)	(5,328,481)	(128,180)	(807,861)	(7,453,431)
Outstanding at December 31, 2014	-	4,500	-	14,504,766	14,509,266
Issued	-	-	-	-	-
Exercised	-	-	-	(1,452,854)	(1,452,854)
Outstanding at June 30, 2015	-	4,500	-	13,051,912	13,056,412

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009.  The following table summarizes E, F, G and H warrants as of each period:

	Series E $1.00 exercise price	Series F $3.00 exercise price	Series G $0.65 exercise price	Series H $7.00 exercise price	E,F,G,H Total Warrants
Outstanding at December 31, 2013	107,931	369,037	88,579	689,159	1,254,706
Issued	-	-	-	-	-
Exercised	(107,931)	(369,037)	(88,579)	-	(565,547)
Outstanding at December 31, 2014	-	-	-	689,159	689,159
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding at June 30, 2015	-	-	-	689,159	689,159
Shares issued in 2014 as a result of cashless exercise	73,388	210,870	70,152	-	354,410

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 9 - Common stock warrants (continued)

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. In successive months, the 1% partial redemption authorization has been recalculated and repeated according to the court formula at an average exercise price of $0.398 thru June 30, 2015.  The partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

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

Note 11 - Funding agreement

The Company entered into a co-operative funding agreement with MCB that closed on February 18, 2014, to purchase up to a 51% interest in MCB.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. MCB was to receive up to $200,000 in funding as Mentor received proceeds from warrant exercise.  Allocation of funding to MCB was discretionary and could be reduced to $100,000 with no change in Mentor’s ownership if Mentor was dissatisfied with MCB performance.  On April 13, 2015 Mentor notified MCB that the funding would be reduced to $100,000.  The Company had the right, in its sole discretion, to convert the paid portion of the $100,000 equity investment in MCB to a six percent (6%) ten-year note payable to Mentor by the remaining owner of MCB in 120 equal payments of principal and interest at any time.  If triggered, this provision would truncate further funding.  On April 27, 2015, Mentor notified MCB that $74,000 of funding previously paid to MCB would be converted to a ten year note payable and further funding was truncated.  This conversion resulted in a gain of $35,360 reflected in the condensed consolidated income statements for the three and six months ended June 30, 2015.

Note 12 - Stockholders’ equity

Common Stock

The Company has a total of 400,000,000 shares of Common Stock, no par value, authorized at June 30, 2015 and December 31, 2014. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders and may accumulate their votes for the election of directors. During 2007, the Company effected a 1,000 to 1 reverse stock split on its outstanding common stock, under the authority of the Plan, and subsequent to receiving 84% shareholder approval and Board of Directors approval. During September 2008, the Company announced a stock repurchase plan which allowed for a total of 12.5% of the Company’s shares outstanding at that time to be repurchased during future periods. All shares under the 2008 repurchase plan were repurchased as of January 2014.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s shares outstanding at that time.  As of June 30, 2015 and December 31, 2014, 33,748 and 21,848 shares have been repurchased and retired, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 13 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space on a month-to-month basis in Ramona, California in San Diego County. Rent expense for the three months ended June 30, 2015 and 2014 were $9,000 and $4,100, respectively. Rent expense for the six months ended June 30, 2015 and 2014 were $13,100 and $12,195, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempte, Arizona under an operating lease expiring in January 2017.  Rent expense for the three months ended June 30, 2015 and 2014 was $6,540 and $6,633, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $13,080 and $13,267, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through September 2018.  Vehicle lease expense is included in cost of sales in the condensed consolidated income statement.  Vehicle lease expense for the three months ended June 30, 2015 and 2014 was $31,136 and $34,846, respectively.  Vehicle lease expense for the six months ended June 30, 2015 and 2014 was $52,536 and $56,657, respectively.

WCI entered into two operating leases for office equipment in 2015 which expire in February and April 2020.  Equipment lease expense was $378 for the three and six months ended June 30, 2015 and $0 for the three and six months ended June 30, 2014.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2014 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2015	$138,246
2016	120,204
2017	52,996
2018	15,360

$326,806

Note 14 - Deferred revenue

Deferred revenue represents revenue for which the Company has not yet performed services for which it has received payment.  At June 30, 2015, the Company had unearned revenue relating to a twelve month consulting contract in the amount of $77,422 and other unearned revenue of $1,542.  There was no unearned revenue at June 30, 2014.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 15 - Long term debt and revolving line of credit

Long term debt

	June 30, 2015	December 31, 2014
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$4,180	$7,168

Auto loan through Ford Credit, interest at 6.64% per annum, monthly principle and interest payments of $467, maturing October 2015	1,385	4,087

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	34,172	38,905

Total notes payable	39,737	50,160

Less: Current maturities	(14,375)	(18,911)

	$25,362	$31,249

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly.  The line of credit matures on September 4, 2015.   At June 30, 2015 and December 31, 2014, the Company had $60,000 outstanding on the line of credit.  The line is secured by a personal guarantee of WCI’s president. Interest on the line of credit for the three and six months ended June 30, 2015 was $948 and $1,885, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 16 - Accrued salary, accrued retirement and related party incentive fee

As of June 30, 2015 and December 31, 2014, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	June 30, 2015	December 31, 2014

Accrued salaries and benefits	$727,118	$716,055
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	444,083	439,751
Offset by shareholder advance	(926,720)	(1,073,405)
	$435,062	$272,982

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company.  The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.

After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan.  The loan was mutually rescinded on June 12, 2014, and the shares remain in escrow.  The CEO must make a public press release and post a notice on the Mentor website before he removes the shares from escrow.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option.  The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000.  The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy.  The Company recorded $0 of accrued incentive fee and bonus for each of the three and six months ended June 30, 2015 and 2014.

Note 17 - Purchase of additional equity in WCI

Effective January 1, 2014, Mentor purchased an additional 1% interest in WCI for $25,000 which resulted in a 51% ownership in WCI. Prior to January 1, 2014 Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain of $1,250,964 on investment in subsidiary which is included in other income and expense in the consolidated statement of operations.

Cash to acquire additional 1% equity interest in WCI	$25,000
Fair value of 50% interest (a)	1,250,000
Investment under equity method	-
Total purchase price to be allocated	$1,275,000

(a) Estimated fair value of Mentor’s previously-held equity interest in WCI is valued at 1.25 times WCI’s projected 2014 revenue.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 17 - Purchase of additional equity in WCI (continued)

Purchase price allocation at 51% of WCI assets and liabilities:

WCI assets and liabilities:
Current assets	$327,238
Property and equipment	51,239
Other assets	816,952
Current liabilities	(112,810)
Long-term debt	(1,178,977)
Net deficit	(96,358)
Mentor equity rate	51%
Mentor portion of liabilities in excess of assets	(49,143)
Goodwill	1,324,143
Net assets acquired	$1,275,000

Note 18 – Liquidity Agreement for Purchase of Investor Webcast

On April 20, 2015, the Company entered into a liquidity agreement to acquire 100% of CAST valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor.  The purchase price is based on projected future earnings of CAST and discounted at 17.87% (the discount rate used for the 2015 investment in installment receivable described in Note 5).

After one year, the to-be-created Series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  The to-be-created Series B convertible preferred shares will convert to common shares based on the following conversion formula:  ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement.  Due to Mentor’s pending reincorporation in Delaware, the series B convertible preferred shares have not yet been created.  Therefore, a convertible security has been issued to the prior owner of CAST which will be converted to Mentor Series B convertible preferred shares once they are created.

Actual operating results of CAST in future periods and the share price of Mentor common shares at the date of conversion will determine the number of common shares issued upon conversion of the Series B convertible preferred shares, in whole or in part.  The conversion formula will be evaluated in subsequent periods to determine if actual CAST operations result in a contingent asset or liability relating to the Series B convertible preferred shares.

Purchase price allocation of WCI assets and liabilities:

CAST assets and liabilities:
Current assets	$103,397
Property and equipment	4,378
Current liabilities	(107,837)
Net equity	2,846
Goodwill	466,765
Purchase valuation based on projected future earnings using 17.87% discount rate	$469,611

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 19 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Mentor lawsuit seeking rescission of co-operative funding agreement with Bhang

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 investment the Company made in Bhang.  This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and a panel of arbitrators has been appointed.  The Company intends to continue to vigorously pursuing return of its $1,500,000.  See Note 4.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action.  Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor.  The final outcome of the arbitration is not known at this time.  The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

In July 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price for shares of Mentor’s common stock purchased from the CEO of Bhang.  The Company was not a party to this transaction and intends to vigorously defend itself against all claims in this case.  On August 6, 2015, Mentor filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor.

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility.  The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014.  The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received.  On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned.  The defendant defaulted and the Company intends to prove its damages, take a judgment, and pursue collecting its damages from the defendant and other involved parties.  The Company plans to continue to vigorously pursue return of its $621,250.  The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 20 – Segment Information

The Company is operating an acquisition and investment business.  Majority owned subsidiaries of 51% or more are consolidated.  The Company has determined that beginning in January 2014 there are two reportable segments, which are 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the convertible note receivable and accrued interest from Electrum, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their trash related operating costs.  The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Legacy Investment	Corporate and Eliminations	Consolidated
Three months ended June 30, 2015
Net sales	$30,308	$598,078	$-	$628,386
Income (loss) from operations	(7,155)	18,588	(205,554)	(194,121)
Interest expense	338	5,004	(1,472)	3,870
Depreciation and amortization	444	6,810	684	7,938

Three months ended June 30, 2014
Net sales	$950	$508,155	$-	$509,105
Income (loss) from operations	(12,150)	46,247	(349,885)	(315,788)
Interest expense	-	7,523	3	7,526
Depreciation and amortization	-	6,091	(2,101)	3,990

Six months ended June 30, 2015
Net sales	$30,308	$1,171,928	$-	$1,202,236
Income (loss) from operations	(7,155)	80,586	(460,868)	(387,437)
Interest expense	338	9,778	(2,057)	8,059
Depreciation and amortization	444	13,620	1,367	15,431

Six months ended June 30, 2014
Net sales	$950	$998,963	$-	$999,913
Income (loss) from operations	(33,701)	114,282	(491,530)	(410,949)
Interest expense	-	11,617	399	12,016
Depreciation and amortization	-	12,182	1,268	13,450

Total assets:
June 30, 2015	$2,267,542	$1,097,137	$1,667,820	$5,032,499
June 30, 2014	1,606,043	1,122,564	1,783,787	4,512,394

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

Note 20 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Operating income	$(194,121)	$(315,788)	$(387,437)	$(410,949)
Gain recognized on purchase of majority interest in WCI	-	-	-	1,250,000
Interest income	18,109	3,595	20,687	3,595.00
Interest expense	(3,870)	(7,526)	(8,059)	(12,016)
Loan costs	-	(635,851)	-	(635,851)
Gain (loss) on investments	(3,977)	816	(2,639)	2,192
Gain on conversion of investment in MicroCannaBiz to note receivable	35,360	-	35,360	-
Gain (loss) on equipment disposals	-	3,039	-	3,039
Other income	-	25	-	100

Income before income taxes	$(148,499)	$(951,690)	$(342,088)	$200,110

Note 21 - Subsequent events

Mentor is in the process of reincorporating under the laws of the State of Delaware.  On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated in Delaware.  On June 30, 2015, a vote of the holders of the majority of outstanding shares entitled to vote approved an Agreement and Plan of Merger providing for the merger of Mentor with Mentor Delaware and in which Mentor Delaware is the surviving entity.  The final reincorporation of Mentor in Delaware is pending approval by the California and Delaware Secretaries of State.  Current shareholders of Mentor will receive the same number of shares in Mentor Delaware as they own in Mentor.  The number of authorized shares of Mentor Delaware is 75,000,000 common shares and 5,000,000 preferred shares.  Mentor Delaware intends to maintain the same operations as Mentor, including the same directors and officers.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014.  The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 and 2014 and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owned 50% in 2013 and purchased an additional 1%, effective January 1, 2014, for a 51% interest. WCI is included in the consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB.  MCB was formed in January 2014 and began operations in June 2014.  From the date of formation through May 2014, MCB’s efforts were devoted to organization and development.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.  In April 2015, Mentor notified MCB that it was exercising its option to convert its equity in MCB to a ten year note receivable for $74,000 from the majority owner of MCB as provided in the funding agreement.  The note receivable bears interest at 6% and will be payable in monthly installments.  The note receivable and accrued interest is included in the consolidated balance sheet at June 30, 2015.  MCB operations are included in the consolidated financial statements for the three and six months ended June 30, 2014 and December 31, 2014.

Bhang Chocolate Company, Inc. (Bhang)

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

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor.  On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST.  CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means.  After one year, the to-be-created Series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  The to-be-created Series B convertible preferred shares will convert to shares of Mentor’s common stock based on the following conversion formula:  ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement.

Electrum Partners, LLC (Electrum)

The Company advanced $100,000 to Electrum as a convertible note receivable on March 12, 2014.  Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Overview

Our goal is to focus future investments in the medical marijuana and social use cannabis sector.  Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide public market liquidity for founders, protection for investors, funding for cannabis companies, and to incubate private cannabis companies that have the potential to be spun off as stand-alone pubic companies.  When Mentor takes a significant position in its investees it provides financial management when needed, but leaves operating control in the hands of the cannabis company founders.  Retaining control, receiving greater liquidity and working with an experienced organization to efficiently go public are three key advantages to cannabis founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical and the company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

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

Results of Operations

Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenues

Revenue for the three months ended June 30, 2015 was $628,386 compared to $509,105 for the three months ended June 30, 2014 (“the prior year period”), an increase of $119,281.  This increase is due to an increase in WCI monthly service fees of $66,193, an increase in other ancillary WCI service fees of $24,025, and revenue of $29,063 from CAST which was acquired in the current quarter.

Gross profit

Gross profit for the three months ended June 30, 2015 was $237,701 compared to $172,748 for the three months ended June 30, 2014.  Cost of goods sold relate primarily to WCI who experienced gross profit of 34.9% for the three months ended June 30, 2014 compared to 33.9% for the prior year period, an increase of 1.0%.  This was due to a decrease of 2.7% in vehicle fuel costs offset by an increase in vehicle repairs and lease costs of 0.7% and an increase in other direct costs of 0.8%

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2015 was $431,822 compared to $493,229 for the prior year period, a decrease of $61,407.  The decrease is a due to a $190,581 decrease in incentive fees to Mentor’s CEO which were accrued in the prior year period and remain unpaid, and a $2,457 decrease in advertising costs, offset by an $18,327 increase in insurance expense, a $6,804 increase in office rent, a $15,000 increase in management fees, a $21,735 increase in professional fees, a $35,487 increase in salary and related costs, a $5,000 increase in board of director fees, a $2,834 increase in depreciation and amortization expense and an increase of $21,530 in other costs from the prior year period.

Other income and expense

Other income and expense, net, totaled $45,622 for the three months ended June 30, 2015 compared to ($635,902) for the prior year period, an increase of $681,523.  The increase is due to a $14,514 increase in interest income relating primarily to amortization of the discount on the investment in account receivable, a $3,656 decrease in interest expense, loan costs of $635,851 incurred in the prior period, a $3,977 loss on investment in the current year compared to a gain of $816 in the prior year period, a $35,360 gain in the current year on conversion of the investment in MicroCannaBiz to a note receivable, a gain of $0 on equipment disposals in the three months ended June 30, 2015 compared to $3,039 in the prior year period and $0 other income in the three months ended June 30, 2015 compared to $25 in the prior year period.

Net results

The net result for the three months ended June 30, 2015 was a loss of ($151,235) or ($0.010) per common share compared to net loss of ($968,881) or ($0.067) per common share in the prior year period.  This is due primarily to the $635,851 loan costs in the prior year period.  Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Six Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenues

Revenue for the six months ended June 30, 2015 was $1,202,236 compared to $999,913 for the six months ended June 30, 2014 (“the prior year six month period”), an increase of $202,323.  This increase is due to an increase in WCI monthly service fees of $122,829, an increase in other ancillary WCI service fees of $50,136, revenue of $29,063 from CAST which was acquired in the current quarter, less decrease in revenue of $950 from MCB publications recognized in the prior year six month period.  MCB is no longer a consolidated entity in 2015.

Gross profit

Gross profit for the six months ended June 30, 2014 was $475,637 compared to $355,177 for the prior year six month period.  WCI experienced gross profit of 38.1% for the six months ended June 30, 2014 compared to 35.5% for the prior six month period, an increase of 2.6%.  This was due to a 1.3% decrease in labor costs as a percent of sales, a decrease of 2.6% in vehicle fuel costs, and a decrease in vehicle repairs and lease costs of 1.1% offset by an increase in other direct costs of 2.4%

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2015 was $853,074 compared to $766,126 for the prior year six month period, an increase of $86,948.  The increase is a due to a $30,960 increase in group health insurance, and $22,851 increase in other insurance costs, an $21,000 increase in management fees, a $107,235 increase in professional fees, a $39,121 increase in advertising costs, a $101,926 increase in salary and related costs, a $12,750 increase in board of director fees, and an increase in depreciation and amortization costs of $1,980, offset by a decrease of $47,328 in shareholder services costs, a $190,581 decrease in incentive fees to Mentor’s CEO which were accrued in the prior year period and remain unpaid, a $3,810 decrease in travel related expenses, and a $9,156 decrease in other costs.

Other income and expense

Other income and expense, net, totaled $45,349 for the six months ended June 30, 2015 compared to $611,059 for the prior year six month period, a decrease of ($565,710).  When the Company acquired an additional 1% in WCI on January 1, 2014, the entire investment was adjusted to fair value resulting in a non-cash gain on investment of $1,250,000 in the prior year six month period which was partially offset by loan costs in the prior six month period of $635,851.  In addition, interest income increased $17,092, interest expense decreased $3,957, gain on equipment disposals decreased $3,039, and other income decreased by $100 in the six months ended June 30, 2015 compared to the prior year six month period.  The Company also recognized a $35,360 gain in the current year on conversion of the investment in MicroCannaBiz to a note receivable.

Net results

The net result for the six months ended June 30, 2015 was a loss of ($358,944) or ($0.024) per common share compared to net income of $170,724 or $0.014 per common share in the prior year six month period.  This is due primarily to the $1,250,000 non-cash gain recorded on the investment in WCI for the prior year period which was partially offset by loan costs in the prior six month period of $635,851.  The Company experienced an operating loss of ($377,437) for the six months ended June 30, 2015 and an operating loss of ($410,949) for the prior six month period.  Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At June 30, 2015, we had cash of $311,275 and a working capital of $491,790.  Operating cash outflows during the six months ended June 30, 2015 were ($343,636), inflows from investing activities were $95,707, and inflows from financing activities were $232,976.  We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock.  At June 30, 2015 we had cash of $311,275 and a working capital of $491,790.  Operating cash outflows in the six months ended June 30, 2015 were ($343,636), including ($342,088) of net loss plus $15,431 of non-cash depreciation and amortization less ($18,555) of non-cash amortization of discount on investment in account receivable, less ($2,130) of accrued investment interest income, plus $2,698 of non-cash investment loss, less ($35,360) of non-cash gain recognized on the conversion of Mentor’s investment in MCB to a note receivable.  This is offset by the use of prepaid expenses and other current assets of $35,001 and changes in operating liabilities of $1,377.  Cash inflows from investing activities in the six months ended June 30, 2015 were $95,707 due to receipt on investment in receivable of $117,000, less the effect of deconsolidating MCB of (9,832), less purchases of property and equipment of ($10,603) less other investing activity changes of ($858).  Net inflows from financing activities during the six months ended June 30, 2015 were $232,976 of which $277,672 were the net proceeds received from exercise of warrants, less common stock repurchased and retired for ($9,213), less payments on long-term debt of ($10,423) and non-controlling interest distribution of ($25,060).  We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the 1% partial redemption authorization will be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.  During the period from February 9, 2015 to August 2, 2015 the Company raised $295,581through partial redemption of outstanding Series D warrants at an average price of $0.39, plus warrant fees of $76,096.  We believe the partial redemptions will continue for an extended period of time.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 16, 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price of shares of Mentor’s common stock purchased from the CEO of Bhang.  The Company was not a party to this transaction and intends to vigorously defend itself against all claims in this case.  On August 6, 2015, Mentor filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor.

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

As a result of the risk factors set forth below and elsewhere in this Form 10-Q and in our Form 10-K, and the risks discussed in our Rule 15c2-11 and other publicly disclosed submissions, actual results could differ materially from those projected in any forward-looking statements.

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

The opinion of our independent registered accounting firms included an explanatory paragraph in their reports in connection with our consolidated financial statements included with our December 31, 2014 Form 10-K as of and for the periods ended December 31, 2014 and 2013 stating that there was substantial doubt about our ability to continue as a going  concern.  In the six months ended June 30, 2015 we experienced significant operating losses ($387,437) for the six months ended June 30, 2015 and ($410,949) for the six months ended June 30, 2014, liquidity constraints and negative cash flows from operations.  We anticipate that current cash resources will be sufficient for us to execute our business plan through the end of the second quarter of 2016.  If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

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

As of June 30, 2015, The Company currently had 15,923,765 outstanding shares of its Common Stock trading at approximately $0.71 per share.  As of the same date the Company also had 13,051,912 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share.  These Series D warrants do not have a cashless exercise feature.  The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock.  The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank.  These $7.00 Series H warrants include a cashless exercise feature.  Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced that it will allow for partial redemption of up to 1% per month of the outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates.  Company designees that apply during the 30 days must pay 10 cents to redeem the warrants and then exercise the series D warrant to purchase a share at one-half of the closing bid price on the day preceding the 30 days.  The 1% partial redemption will continue to be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

We operate in a turbulent market populated by businesses that are highly volatile.

The US market for cannabis products is highly volatile. While we believe that it is an exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business.

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

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “seeks”, “looks”, “hopes”, “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Accordingly, we caution readers not to place undue reliance on these statements. Where required by applicable law, we will undertake to update any disclosures or forward-looking statements.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern.

We anticipate that current cash resources will be sufficient for us to execute our business plan for the foreseeable future. However, it is possible that if future financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing substantial additional sources of financing will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

In the past several months we have initiated two lawsuits; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Chocolate Company and its affiliates to recover a $1,500,000 investment following Bhang’s refusal to perform its obligations.  Relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of common stock they bought from the Bhang CEO in a secondary sale. There is no surety that we will prevail in these lawsuits.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chester Billingsley, and other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 31.5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

Mr. Billingsley owns approximately 24.6% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Together with other members of the Company’s Board of Directors, Management of the Company owns approximately 31.5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Mr. Billingsley also holds 2,137,684 Series D warrants and 4,500 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively.  Additionally, Robert Meyer, Stan Shaul, Earl Kornbrekke and Lori Stansfield, directors of the Company, hold an aggregate of 1,057,966 Series D warrants exercisable at $1.60 per share.  Due to the large number of shares of Common Stock owned by the Management of the Company, Management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company.  Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company.  As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our common stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers before deposit.  Further, the price of our common stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996, at which time our common stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors and we went through a bankruptcy reorganization in 1998.

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under California law.  Once Mentor is reincorporated in Delaware, we intend to indemnify our Officers and Directors against monetary liability to the maximum extent permitted under Delaware law.

The fragile state of the worldwide economy could impact the company in numerous ways.

The effects of negative worldwide economic events has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, has impacted levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic crisis, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4.       Mine Safety Disclosures.

None.

Item 5.       Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Investor Webcast – Mentor Capital, Cannabis Owners Public Liquidity Agreement
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: August 12, 2015

By:

  /s/ Chet Billingsley

Chet Billingsley, Chief Executive Officer

Date: August 12, 2015

By:

  /s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer