Form 10-Q
period 2015-09-30
Mentor Capital, Inc.
filed 2015-11-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2105

OR

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number 000-55323

Mentor Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0395098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

At November 4, 2015, there were 16,023,123 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

       Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$199,818	$326,228
Accounts receivable, net	386,910	300,947
Prepaid expenses and other current assets	25,447	55,655
Investments in securities, at fair value	113,857	5,832
Investment in accounts receivable, net of discount, current portion	68,085	114,750
Note receivable - MicroCannaBiz member, current portion	16,352	-
Employee advances	4,763	2,500

Total current assets	815,232	805,912

Property and equipment
Property and equipment	236,033	239,060
Accumulated depreciation and amortization	(178,936)	(157,484)

Property and equipment, net	57,097	81,576

Other assets
Investment in account receivable, net of discount and current portion	520,031	-
Receivable - Bhang Corporation and shareholders	1,500,000	1,500,000
Note receivable - MicroCannaBiz member, net of current portion	59,657	-
Deposits	9,575	9,575
Convertible note receivable	107,772	104,942
Long term investments	55,943	66,203
Goodwill	1,892,947	1,426,182

Total other assets	4,145,925	3,106,902

Total assets	$5,018,254	$3,994,390

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$48,994	$65,585
Accrued expenses	150,605	166,423
Deferred revenue	52,829	-
Line of credit	60,000	60,000
Current portion of long term debt	11,518	18,911

Total current liabilities	323,946	310,919

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	453,093	272,982
Long term debt, net of current portion	22,910	31,249
Convertible security	589,611	-

Total long-term liabilities	1,065,614	304,232

Total liabilities	1,389,560	615,150

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value and no par value, 5,000,000 and 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized;
16,023,123 shares issued and outstanding at September 30, 2015	1,602	-
Common stock, no par value, 400,000,000 shares authorized;
14,483,215 shares issued and outstanding at December 31, 2014	-	7,001,908
Additional paid in capital	8,004,386	234,731
Accumulated deficit	(4,182,992)	(3,652,101)
Non-controlling interest	(194,302)	(205,298)

Total shareholders' equity	3,628,694	3,379,240

Total liabilities and shareholders' equity	$5,018,254	$3,994,390

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

For The Three and Nine Months Ended September 30, 2015 and 2014

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
		2015		2014		2015		2014
Revenue
Service fees		$636,107		544,615		$1,808,035		$1,543,578
Webcast revenue		8,181		-		19,065		-
Publication revenue		-		1,600		-		2,550
Consulting revenue		24,975		-		44,400		-
Total revenue		669,263		546,215		1,871,500		1,546,128

Cost of sales		422,424		381,776		1,149,023		1,057,355
Gross profit		246,839		164,439		722,477		488,773

Selling, general and administrative expenses		432,232		334,567		1,295,308		1,069,861
Operating income (loss)		(185,393)		(170,128)		(572,831)		(581,088)

Other income and (expense)
Gain recognized on purchase of majority interest in WCI		-		-		-		1,250,964
Interest income		27,167		12,453		47,854		15,982
Interest expense		(4,146)		(7,043)		(12,205)		(13,550)
Loan costs		-		-		-		(635,851)
Gain (loss) on investments		556		(7,782)		(2,082)		(5,590)
Gain upon conversion of investment
in MicroCannaBiz to note receivable		-		-		35,360		-
Gain (loss) on equipment disposals		-		(4,925)		-		(1,886)
Other income (expense)		-		-		-		167
Total other income and (expense)		23,577		(7,297)		68,927		610,236
Income (loss) before provision for income taxes		(161,816)		(177,425)		(503,904)		29,148

Provision for income taxes		800		-		800		2,525
Net income (loss)		(162,616)		(177,425)		(504,704)		26,623

Gain (loss) attributable to non-controlling interest		(669)		8,641		26,187		37,891

Net income (loss) attributable to controlling interest	$	$ (161,947)	$	$ (186,066)		$(530,891)		$(11,268)

Basic and diluted net income (loss) per common share:
Basic		$(0.010)		$(0.013)		$(0.035)		$(0.001)
Diluted	$	N/A*	$	N/A*	$	N/A*	$	N/A*

Weighted average number of shares of common stock outstanding:
Basic		15,976,238		14,492,602		15,364,193		12,539,342
Diluted		N/A *		N/A *		N/A*		N/A*

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For The Nine Months Ended September 30, 2015 and 2014

	For the Nine Months
	Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(504,704)	$(11,268)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	24,578	19,314
Amortization of discount on investment in account receivable	(43,013)	(11,250)
Loss on disposal of furniture and equipment	-	1,886
Accrued investment interest income	(4,839)	-
Investment loss	2,140	5,590
Gain recognized on purchase of majority interest in WCI	-	(1,250,964)
Gain on conversion of investment in MicroCannaBiz to note receivable	(35,360)	-
Decrease (increase) in operating assets
Accounts receivable - trade	(78,929)	(35,637)
Receivable - Bhang Chocolate Company shareholders	-	(1,500,000)
Prepaid expenses and other current assets	32,708	(31,976)
Other assets	1,000	(3,725)
Increase (decrease) in operating liabilities
Accounts payable	(16,591)	(12,274)
Accrued expenses	(123,763)	(25,386)
Deferred revenue	52,829	-
Accrued salary, retirement and benefits - related party	104,404	(5,073)

Net cash provided by (used by) operating activities	(589,540)	(2,860,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,601)	(33,826)
Sale of property and equipment	-	7,499
Cost of securities purchased	(1,061)	-
Proceeds from securities sold	1,053	7,482
Receivable - Bhang Chocolate Company shareholders	-	-
Investment in receivable	-	(90,000)
Receipt of investment in receivable	117,000	-
Investment in convertible note receivable	-	(100,000)
Proceeds from long term investment	-	1,150
Purchase of additional interest in WCI	-	(25,000)
Effect of deconsolidating MCB on April 27, 2015 and converting to note receivable	(1,999)	-
Employee advances	(2,263)	254

Net cash provided by (used by) investing activities	95,129	(232,441)

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

For The Nine Months Ended September 30, 2015 and 2014

	For the Nine Months
	Ended September 30,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$313,407	$3,637,505
Common stock repurchased and retired	(15,705)	(19,037)
Borrowing on line of credit	-	60,000
Payments on long-term debt	(15,732)	(46,479)
Sale of convertible security	120,000	-
Non-controlling interest distribution	(33,969)	(72,875)

Net cash provided by (used by) financing activities	368,001	3,559,114

Net change in cash	(126,410)	465,910

Beginning cash	326,228	87,557

Ending cash	$199,818	$553,467

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$11,924	$13,550

Cash paid for income taxes	$800	$2,525

NON-CASH INVESTING AND FINANCING TRANSACTION:

Shareholder purchase of shares through decrease in liability to shareholder	$-	$944,231

Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(75,706)	$(19,700)

Investment in account receivable, net of discount, via issuance of shares	$547,353	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 1 - Nature of operations

Corporate Structure Overview Since 1985

Mentor Capital, Inc. (“Mentor” or “the Company”), now incorporated in Delaware, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and was originally incorporated under the laws of the State of California on July 29, 1994.  On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses.  On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated in Delaware.  On June 30, 2015, a vote of the holders of a majority of outstanding shares entitled to vote approved an Agreement and Plan of Merger providing for the merger of Mentor with Mentor Delaware and in which Mentor Delaware was the surviving entity.  The merger was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, establishing Mentor as a Delaware corporation.

Current Business (2008 - 2015)

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTCQB: MNTR.

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

Effective January 1, 2014, Mentor purchased an additional 1% interest in Waste Consolidators, Inc. (“WCI”) for $25,000 which resulted in a 51% ownership in WCI.  At December 31, 2013, Mentor’s investment in WCI was recorded under the equity method.  In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, on January 1, 2014 Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain of $1,250,964 on investment in subsidiary, see Note 17.  WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas.  It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements for the year ended December 31, 2014.

On February 18, 2014, the Company signed an agreement to purchase a 51% interest in MicroCannaBiz, LLC (“MCB”), for $200,000, see Note 11.  MCB is a Limited Liability Company organized in Florida in January 2014 which began operations in June 2014.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. On April 27, 2015, Mentor converted its equity contribution of $74,000 to a ten year note receivable from MCB and MCB’s remaining member as provided in the funding agreement, see Note 11.  The note bears interest at 6% and is payable in monthly installments.  The note receivable is included in the consolidated balance sheet at September 30, 2015.  MCB operations are included in the consolidated financial statements for the three and nine months ended September 30, 2014 and December 31, 2014.

On February 28, 2014, the Company acquired a 60% ownership in Bhang Chocolate Company, Inc. (“Bhang”), see Note 4 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement.  Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company shareholders in the consolidated balance sheet at December 31, 2014 and September 30, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 1 - Nature of operations (continued)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor.  On May 7, 2015, Investor Webcast, LLC, was formed as a Delaware limited liability company subsidiary to hold the assets of CAST.  CAST works to provide cannabis related public and private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means.  After one year, the to-be-created Series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares, See Note 17.  At the time CAST was acquired Mentor was awaiting approval to reincorporate in Delaware and the Series B convertible preferred shares had not yet been created. Therefore, a convertible security has been issued to the prior owner of CAST which will be converted to Mentor Series B convertible preferred shares once the preferred shares are created and approved by the Delaware Secretary of State.  The convertible security is reflected as a liability on the consolidated balance sheets at September 30, 2015.

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and wholly owned subsidiary of Mentor.  CCH was formed to provide management services to the rapidly evolving cannabis sector.  Services to be provided will include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services.    Operations of CCH are included in the consolidated financial statements from the date of inception (June 25, 2015) through September 30, 2015.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual purchased to-be-created Mentor Series C convertible preferred shares for $120,000.  After one year, the to-be-created Series C convertible preferred shares may be converted, in steps or in whole, into Mentor common shares, See Note 19.  At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created.  Therefore, a convertible security has been issued to the purchaser which will be converted to Mentor Series C convertible preferred shares once the preferred shares have been created and approved by the Delaware Secretary of State.  The convertible security is reflected as a liability on the consolidated balance sheets at September 30, 2015.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $4,182,992 as of September 30, 2015. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 13 million warrants outstanding, any fraction of which the Company can reset the exercise price substantially below the current market price, see Note 9.   These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

The Company raised approximately $313,407 from partial warrant redemptions from February 9, 2015 through September 30, 2015, see Note 9.  In addition, in August 2015, the Company received $120,000 in exchange for to-be created Mentor Series C convertible preferred shares.  The Company estimates it has adequate cash reserves to support three to six months of operation.  Management's plans include increasing revenues through acquisition, investment, and organic growth.  This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2015 and 2014.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2015 and 2014, the Company has recorded an allowance in the amount of $13,100 and $0, respectively.

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

Convertible note receivable

The 5% convertible note receivable from Electrum Partners, LLC (Electrum) is recorded at the loan amount of $100,000 plus accrued interest of $7,772 and $4,942 at September 30, 2015 and December 31, 2014.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Investment in account receivable, net of discount

The Company invested $90,000 for an account receivable and promissory note in the amount of $117,000 on July 8, 2014 which was due on or before January 15, 2015.  The note was paid and extinguished in March 2015.  On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor stock obtained through exercise of series D warrants at $1.60 per share.

The investments were recorded at face value with an offsetting discount at the time of purchase or exchange.  The discount is amortized to interest income over the term of the notes.

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB.  The note is reported at the amount invested plus accrued and unpaid interest at September 30, 2015.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 17, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI.  Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 18.  The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2014.  There have been no changes in circumstances that would indicate an impairment at September 30, 2015.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive.   In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 13,635,213 and 15,198,425 as of September 30, 2015 and 2014, respectively.  There were 4,500 potentially dilutive shares outstanding at September 30, 2015 and 2014, respectively.  Based on the April 20, 2015 CAST liquidity agreement formula for conversion of the convertible security to common shares, there were 144,085 contingently convertible shares at September 30, 2015.

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion costs for the three months ended September 30, 2015 and 2014 were $6,495 and $41,720, respectively.  Advertising and promotion costs for the nine months ended September 30, 2015 and 2014 were $51,237 and $47,338, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

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

Fair value measurements (continued)

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

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid advertising costs	$-	$27,708
Prepaid legal fees	11,845	9,145
Prepaid health insurance	2,873	-
Other prepaid costs	10,729	28,218
	$25,447	$55,655

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 4 - Acquisition of interest in Bhang Chocolate Company, Inc. and suit seeking rescission

On January 17, 2014, the Company transitioned out of its cancer related trading dormancy by announcing its first cannabis sector letter of intent amidst significantly increased share volume and price.  The Company entered into a co-operative funding agreement with Bhang Chocolate Company, Inc. on February 28, 2014, that provided for the purchase from owners of a 60% ownership in Bhang.   Mentor anticipated funding the co-operative funding agreement through unrelated debt funding.  Bhang owners were to receive $9,000,000 in consideration in the first 90 days.  During the first 90 days, $1,500,000 was provided to Bhang owners in cash from proceeds of warrant exercises.  The lending equity group was unable to fund the loan they had announced and from which Mentor intended to primarily fund the remaining amounts due under the co-operative funding agreement.  Mentor tendered the remaining $7,500,000 to the Bhang owners in freely trading shares of Mentor Common Stock per the terms of the co-operative agreement and also triggered the contract’s contingent payoff provision.  The Bhang owners refused Mentor’s tender of stock and ignored the provision for long-term contingent payoff that could include normally issued common stock.

On June 24, 2014, Bhang owners unilaterally announced that Bhang was no longer doing any business with Mentor.  Bhang failed to provide Mentor with Bhang share certificates evidencing the Bhang shares purchased by Mentor or provide other promised consideration to Mentor, effectively repudiating the co-operative agreement by their actions.  In addition, Bhang owners have declined to return any of the $1,500,000 invested by Mentor.  On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission seeking return of the $1,500,000 investment the Company made in Bhang.  The parties have been ordered to undergo arbitration, which was initiated in January 2015.  Arbitration is scheduled to occur in early February 2016.  The suit in the District Court has been stayed pending the outcome of arbitration, see Note 20.

Note 5 – Investment in account receivable

On July 8, 2014, the Company invested $90,000 in an account receivable with a face value of $117,000 which was supported by a promissory note maturing January 15, 2015 and consisted of the following:

	September 30, 2015	December 31, 2014
Face value	$-	$117,000
Unamortized discount	-	(2,250)
Net balance	$-	$114,750

The note was paid and extinguished in March 2015.  For the three months ended September 30, 2015 and 2014, $0 of discount amortization is included in interest income.  For the nine months ended September 30, 2015 and 2014, $2,250 and $0 of discount amortization is included in interest income, respectively.

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor stock obtained through exercise of series D warrants at $1.60 per share.  The Counterparty to the exchange agreement may elect to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants.  The partial rescission election may be exercised for all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021.  At this time management cannot determine the likelihood of a partial rescission.  No adjustment has been made to the estimated present value or shares for this contingency.

The Company valued the transaction based on the market value of Company shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable.  The discount is being amortized monthly to interest over the 11 year term of the agreement.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 5 – Investment in account receivable (continued)

The investment in account receivable is supported by an exchange agreement and consisted of the following:

	September 30, 2015	December 31, 2014
Face value	$1,287,000	$-
Unamortized discount	(698,884)	-
Net balance	588,116	-
Current portion	(68,085)	-
Long term portion	$520,031	$-

For the three months ended September 30, 2015 and 2014, $24,458 and $0 of discount amortization is included in interest income, respectively.  For the nine months ended September 30, 2015 and 2014, $43,014 and $0 of discount amortization is included in interest income, respectively.

Note 6 - Property and equipment

Property and equipment is comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Computers	$21,813	$15,187
Furniture and fixtures	21,139	19,491
Machinery and vehicles	189,335	179,375
Capitalized website costs	746	-
Capitalized database costs	3,000	-
Capitalized software	-	25,007
	236,033	239,060
Accumulated depreciation and amortization	(178,936)	(157,484)

Net Property and equipment	$57,097	$81,576

Depreciation and amortization expense was $9,147 and $5,863 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization expense was $24,578 and $19,313 for the nine months ended September 30, 2015 and 2014, respectively.

Note 7 – Convertible note receivable

The Company advanced $100,000 to Electrum as a convertible note receivable on March 12, 2014.  Accrued interest of $7,772 and $4,942 is included in the convertible note receivable balance at September 30, 2015 and December 31, 2014, respectively.  The note bore interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest increased to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum.  There are no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 per month are required. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurements Using Unadjusted Quoted Market Prices	Fair Value Measurements Using Quoted Prices for Identical or Similar Assets in Active Markets	Fair Value Measurements Using Significant Unobservable Inputs	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Long-Term Equity Funding Agreements
Balance at December 31, 2013	$21,320	$10,000	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	1,303	1,410	-	-
Purchases, issuances, sales, and settlements
Purchases	18,846	-	-	-
Issuances	-	-	-	-
Sales	(35,637)	(1,150)	-	-
Settlements	-	-	-	-
Balance at December 31, 2014	5,832	10,260	-	55,943

Total gains or losses
Included in earnings (or changes in net assets)	8,120	(10,260)	-	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-	-
Issuances	50,063	-	49,834	-
Sales	(1,053)	-	-	-
Settlements	-	-	-
Balance at September 30, 2015	$64,023	$-	$49,834	$55,943

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 9 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of all or part of a warrant series at any time.  Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price.  The warrants are specifically not affected and do not split with the shares in the event of a reverse split.  If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 10.  All such changes in the exercise price of series A, B, C and D warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant.  Therefore, Management believes that the act of lowering the exercise price is not change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

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

As of September 30, 2015 and December 31, 2014 the weighted average contractual life for all Mentor warrants was 22.7 years and 23.4 years, respectively, and the weighted average outstanding warrant exercise price was $1.87 and $1.84 per share, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 9 - Common stock warrants (continued)

During the nine months ended September 30, 2015 and 2014, a total of 1,563,212 and 8,018,978 warrants were exercised, respectively. There were no warrants issued during the periods ended September 30, 2015 and 2014.  The intrinsic value of outstanding warrants at September 30, 2015 and 2014 was $1,755 and $5,490, respectively.

The following table summarizes common stock warrants as of each period:

	Series A	Series B	Series C	Series D	A,B,C,D Total Warrants
Outstanding at December 31, 2013	1,188,909	5,332,981	128,180	15,312,627	21,962,697
Issued	-	-	-	-	-
Exercised	(1,188,909)	(5,328,481)	(128,180)	(807,861)	(7,453,431)
Outstanding at December 31, 2014	-	4,500	-	14,504,766	14,509,266
Issued	-	-	-	-	-
Exercised	-	-	-	(1,563,212)	(1,563,212)
Outstanding at September 30, 2015	-	4,500	-	12,941,554	12,946,054

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009.  The following table summarizes E, F, G and H warrants as of each period:

	Series E $1.00 exercise price	Series F $3.00 exercise price	Series G $0.65 exercise price	Series H $7.00 exercise price	E,F,G,H Total Warrants
Outstanding at December 31, 2013	107,931	369,037	88,579	689,159	1,254,706
Issued	-	-	-	-	-
Exercised	(107,931)	(369,037)	(88,579)	-	(565,547)
Outstanding at December 31, 2014	-	-	-	689,159	689,159
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding at September 30, 2015	-	-	-	689,159	689,159
Shares issued in 2014 as a result of cashless exercise	73,388	210,870	70,152	-	354,410

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 9 - Common stock warrants (continued)

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 day exercise period, plus the 10 cent fee. In successive months, the 1% partial redemption authorization has been recalculated and repeated according to the court formula at an average exercise price of $0.389 thru September 30, 2015.  The partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

Note 10 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability.  In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding.

Note 11 - Funding agreement

The Company entered into a co-operative funding agreement with MCB that closed on February 18, 2014, to purchase up to a 51% interest in MCB.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. MCB was to receive up to $200,000 in funding as Mentor received proceeds from warrant exercise.  Allocation of funding to MCB was discretionary and could be reduced to $100,000 with no change in Mentor’s ownership if Mentor was dissatisfied with MCB performance.  On April 13, 2015 Mentor notified MCB that the funding would be reduced to $100,000.  The Company had the right, in its sole discretion, to convert the paid portion of the $100,000 equity investment in MCB to a six percent (6%) ten-year note payable to Mentor by the remaining owner of MCB in 120 equal payments of principal and interest at any time.  If triggered, this provision would truncate further funding.  On April 27, 2015, Mentor notified MCB that $74,000 of funding previously paid to MCB would be converted to a ten year note payable and further funding was truncated.  This conversion resulted in a gain of $35,360 reflected in the condensed consolidated income statements for the nine months ended September 30, 2015.

Note 12 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and had a total of 400,000,000 shares of Common Stock, no par value, authorized at December 31, 2014.  Effective September 24, 2015, Mentor was redomiciled as a Delaware corporation.  Prior to the effective date of the merger between Mentor and Mentor Delaware, Mentor Delaware reduced the number of its authorized shares of Common Stock from 400,000,000 to 75,000,000, $0.0001 par value.  There has been no change to the number of outstanding shares or warrants.  The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. During 2007, the Company effected a 1,000 to 1 reverse stock split on its outstanding common stock, under the authority of the Plan, and subsequent to receiving 84% shareholder approval and Board of Directors approval. During September 2008, the Company announced a stock repurchase plan which allowed for a total of 12.5% of the Company’s shares outstanding at that time to be repurchased during future periods. All shares under the 2008 repurchase plan were repurchased as of January 2014.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 12 - Stockholders’ equity (continued)

At the time Mentor was redomiciled as a Delaware corporation, the common stock was adjusted to $0.0001 per share par value and $7,859,275 of the common stock previously reported at no par value was reclassified to additional paid in capital. Additional paid in capital is referred to as surplus under Delaware law.

Common Stock (continued)

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s shares outstanding at that time.  As of September 30, 2015 and December 31, 2014, 44,748 and 21,848 shares have been repurchased and retired, respectively.

Preferred Stock

The Company had 100,000,000, no par, preferred shares authorized at December 31, 2014.  Following redomicile of Mentor as a corporation under the laws of the State of Delaware, Mentor has 5,000,000, $0.0001 par, preferred shares authorized at September 30, 2015.  No preferred shared are issued or outstanding.

Note 13 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space on a month-to-month basis in Ramona, California in San Diego County. Rent expense for the three months ended September 30, 2015 and 2014 were $6,750 and $5,175, respectively.  Rent expense for the nine months ended September 30, 2015 and 2014 were $19,850 and $17,370, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempte, Arizona under an operating lease expiring in January 2017.  Rent expense for the three months ended September 30, 2015 and 2014 was $6,540 and $6,633, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $19,620 and $19,900, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through September 2018.  Vehicle lease expense is included in cost of sales in the condensed consolidated income statement. Vehicle lease expense for the three months ended September 30, 2015 and 2014 was $29,555 and $27,098, respectively. Vehicle lease expense for the nine months ended September 30, 2015 and 2014 was $82,091 and $83,755, respectively.

WCI entered into two operating leases for office equipment in 2015 which expire in February and April 2020. Equipment lease expense was $380 for the three months ended September 30, 2015 and $758 for the nine months ended September 30, 2015 and $0 for the three and nine months ended September 30, 2014.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2014 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2015	$138,246
2016	120,204
2017	52,996
2018	15,360

$326,806

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 14 - Deferred revenue

Deferred revenue represents revenue for which the Company has not yet performed services for which it has received payment.  At September 30, 2015, the Company had unearned revenue relating to a twelve month consulting contract in the amount of $49,947 and other unearned revenue of $2,882.  There was no unearned revenue at June 30, 2014.

Note 15 - Long term debt and revolving line of credit

Long term debt

	September 30, 2015	December 31, 2014
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$2,640	$7,168

Auto loan through Ford Credit, interest at 6.64% per annum, monthly principle and interest payments of $467, maturing October 2015	-	4,087

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	31,788	38,905

Total notes payable	34,428	50,160

Less: Current maturities	(11,518)	(18,911)

	$22,910	$31,249

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly.  The line of credit matures on September 4, 2016.   At September 30, 2015 and December 31, 2014, the Company had $60,000 outstanding on the line of credit.  The line is secured by a personal guarantee of WCI’s president. Interest on the line of credit for the three and nine months ended September 30, 2015 was $959 and $2,844, respectively.

Note 16 - Accrued salary, accrued retirement and incentive fee - related party

As of September 30, 2015 and December 31, 2014, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	September 30, 2015	December 31, $2014

Accrued salaries and benefits	$731,947	$716,055
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	446,249	439,751
Offset by shareholder advance	(915,684)	(1,073,405)
	$453,093	$272,982

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 16 - Accrued salary, accrued retirement and incentive fee - related party (continued)

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

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option.  The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000.  The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy.  The Company recorded $0 of accrued incentive fee and bonus for each of the three and nine months ended September 30, 2015 and 2014.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

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

After one year, the to-be-created Series B convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  The to-be-created Series B convertible preferred shares will convert to common shares based on the following conversion formula:  ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement.  Due to Mentor’s recent reincorporation in Delaware, the series B convertible preferred shares have not yet been created.  Therefore, a convertible security has been issued to the prior owner of CAST which will be converted to Mentor Series B convertible preferred shares once they are created.

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

Purchase price allocation of CAST assets and liabilities:

CAST assets and liabilities:
Current assets	$106,305
Property and equipment	4,378
Current liabilities	(107,837)
Net equity	2,846
Goodwill	466,765
Purchase valuation based on projected future earnings using 17.87% discount rate	$469,611

Note 19 – Purchase Agreement for Preferred Security associated with Canyon Crest Holdings, LLC

On August 21, 2015, the Company entered into an agreement where it received $120,000 in exchange for 1,200 to-be-created Series C convertible preferred shares of Mentor.  The proceeds are to be used in association with CCH.

After one year, the to-be-created Series C convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  The to-be-created Series C convertible preferred shares will convert to common shares based on a formula related to recurring revenue and after tax profits.  Due to Mentor’s recent reincorporation in Delaware, the series C convertible preferred shares have not yet been created.  Therefore, a convertible security has been issued to the individual which will be converted to Mentor Series C convertible preferred shares once they are created.

Actual operating results of CCH in future periods and the share price of Mentor common shares at the date of conversion will determine the number of common shares issued upon conversion of the Series C convertible preferred shares, in whole or in part.  The conversion formula will be evaluated in subsequent periods to determine if actual CCH operations result in a contingent asset or liability relating to the Series C convertible preferred shares.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 20 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Mentor lawsuit seeking rescission of co-operative funding agreement with Bhang

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 investment the Company made in Bhang.  This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and a panel of arbitrators has been appointed.  Arbitration is scheduled to occur in early February 2016.  The Company intends to continue to vigorously pursuing return of its $1,500,000.  See Note 4.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action.  Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor.  The final outcome of the arbitration is not known at this time.  The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

In July 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price for shares of Mentor’s common stock purchased from the CEO of Bhang.  The Company was not a party to this transaction and intends to vigorously defend itself against all claims in this case.  On August 6, 2015, Mentor filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor.  On September 29, 2015, plaintiffs filed a Second Amended Complaint.  On October 13, 2015, Mentor and its co-defendants filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor and its co-defendants.

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

September 30, 2015 and 2014

Note 21 – Segment Information

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

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate unallocated and Eliminations	Consolidated
Three Months ended September 30, 2015
Net sales	$33,156	$636,107	$-	$669,263
Income from operations	7,355	11,516	(204,264)	(185,393)
Interest income	3,346	-	23,821	27,167
Interest expense	649	4,881	(1,384)	4,146
Depreciation and amortization	386	7,564	1,197	9,147

Three Months ended September 30, 2014
Net sales	$1,600	$544,615	$-	$546,215
Income from operations	(4,070)	41,646	(207,704)	(170,128)
Interest income	-	-	12,453	12,453
Interest expense	-	7,043	-	7,043
Depreciation and amortization	-	4,917	946	5,863

Nine Months ended September 30, 2015
Net sales	$63,465	$1,808,035	$-	$1,871,500
Income from operations	200	92,103	(665,134)	(572,831)
Interest income	5,814	-	42,040	47,854
Interest expense	987	14,660	(3,442)	12,205
Depreciation and amortization	830	21,184	2,564	24,578

Nine Months ended September 30, 2014
Net sales	$2,550	$1,543,578	$-	$1,546,128
Income from operations	(37,770)	154,943	(698,261)	(581,088)
Interest income	-	-	15,982	15,982
Interest expense	-	13,454	96	13,550
Depreciation and amortization	-	17,100	2,214	19,314

Total assets:
September 30, 2015	$2,335,005	$1,097,137	$1,586,112	$5,018,254
September 30, 2014	1,541,533	2,553,400	1,443,834	5,538,767

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

Note 21 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Operating income	$(185,393)	$(170,128)	$(572,831)	$(581,088)
Gain recognized on purchase of majority interest in WCI	-	-	-	1,250,964
Interest income	27,167	12,453	47,854	15,982
Interest expense	(4,146)	(7,043)	(12,205)	(13,550)
Loan costs	-	-	-	(635,851)
Gain (loss) on investments	556	(7,782)	(2,082)	(5,590)
Gain on conversion of investment in
MicroCannaBiz to note receivable	-	-	35,360	-
Gain (loss) on equipment disposals	-	(4,925)	-	(1,886)
Other income	-	-	-	167

Income before income taxes	$(161,816)	$(177,425)	$(503,904)	$29,148

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014.  The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 and 2014 and our Annual Report on Form 10-K for the year ended December 31, 2014.

Corporate Background

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company made a decision to begin to divest of its cancer assets and focus on becoming a pure player in the cannabis and medical marijuana sector.

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owned 50% in 2013 and purchased an additional 1%, effective January 1, 2014, for a 51% interest. WCI is included in the consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB.  MCB was formed in January 2014 and began operations in June 2014.  From the date of formation through May 2014, MCB’s efforts were devoted to organization and development.  MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses.  In April 2015, Mentor notified MCB that it was exercising its option to convert its equity in MCB to a ten year note receivable for $74,000 from the majority owner of MCB as provided in the funding agreement.  The note receivable bears interest at 6% and will be payable in monthly installments.  The note receivable and accrued interest is included in the consolidated balance sheet at September 30, 2015.  MCB operations are included in the consolidated financial statements for the three and nine months ended September 30, 2014 and December 31, 2014.

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

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH), a Delaware limited liability company and a wholly owned subsidiary of Mentor.  CCH was formed to provide management services to the rapidly evolving cannabis sector.  Services to be provided will include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services.    Operations of CCH are included in the consolidated financial statements from the date of inception (June 25, 2015) through September 30, 2015.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual purchased to-be-created Mentor Series C convertible preferred shares for $120,000.  After one year, the to-be-created Series C convertible preferred shares may be converted, in steps or in whole, into Mentor common shares.  At the time of the agreement, Mentor was awaiting approval to reincorporate in Delaware and the Series C convertible preferred shares had not yet been created.  Therefore, a convertible security has been issued to the purchaser which will be converted to Mentor Series C convertible preferred shares once the preferred shares have been created and approved by the Delaware Secretary of State.  The convertible security is reflected as a liability on the consolidated balance sheets at September 30, 2015

Overview

Our goal is to focus future investments in the medical marijuana and social use cannabis sector.  Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide public market liquidity for founders, protection for investors, funding for cannabis companies, and to incubate private cannabis companies that have the potential to be spun off as stand-alone pubic companies.  When Mentor takes a significant position in its investees it provides financial management when needed, but leaves operating control in the hands of the cannabis company founders.  Retaining control, receiving greater liquidity and working with an experienced organization to efficiently develop disclosures and compliance to consider the public markets are three key advantages to cannabis founders working with Mentor Capital, Inc.

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

Results of Operations

Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenues

Revenue for the three months ended September 30, 2015 was $669,263 compared to $546,215 for the three months ended September 30, 2014 (“the prior year period”), an increase of $123,048.  This increase is due to an increase in WCI monthly service fees of $71,649, an increase in other ancillary WCI service fees of $19,843, and revenue of $33,156 from CAST which was acquired in April 2015, which is partially offset by a decrease in publication revenue from MCB of $1,600 recognized in the prior period.  MCB is no longer a consolidated entity in 2015.

Gross profit

Gross profit for the three months ended September 30, 2015 was $246,839 compared to $164,439 for the three months ended September 30, 2014.  Cost of goods sold relate primarily to WCI who experienced gross profit of 34.1% for the three months ended September 30, 2014 compared to 36.0% for the prior year period, a decrease of 1.9%.  This was due to an increase in salaries and labor of 1.4% and an increase in disposal and roll-off costs of 2.2% offset by a decrease in fuel costs of 1.6% and decrease in other costs of 0.1%.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2015 was $432,424 compared to $334,567 for the prior year period, an increase of $97,857.  The increase is due to a $17,000 increase in management fees, an increase of $39,980 in professional fees, a $55,974 increase in salaries and related costs, an increase of $5,000 in board of director fees and an increase in other administrative costs of $26,673, partially offset by a $37,113 decrease in advertising costs, a $9,657 decrease in travel related costs in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $23,577 for the three months ended September 30, 2015 compared to ($7,297) for the prior year period, an increase of $30,874.  The increase is due to a $14,714 increase in interest income relating primarily to amortization of the discount on the investment in account receivable, a $2,897 decrease in interest expense, a $556 gain on investments in the current year period compared to a loss on investments of $7,782 in the prior year period, and a gain of $0 on equipment disposals in the three months ended September 30, 2015 compared to a loss of $4,925 in the prior year period.

Net results

The net result for the three months ended September 30, 2015 was a loss of ($161,947) or ($0.010) per common share compared to net loss of ($186,066) or ($0.013) per common share in the prior year period.  Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenues

Revenue for the nine months ended September 30, 2015 was $1,871,500 compared to $1,546,128 for the nine months ended September 30, 2014 (“the prior year six month period”), an increase of $325,372.  This increase is due to an increase in WCI monthly service fees of $194,478, an increase in other ancillary WCI service fees of $69,979, revenue of $63,465 from CAST which was acquired in April of 2015, less decrease in revenue of $2,550 from MCB publications recognized in the prior year nine month period. MCB is no longer a consolidated entity in 2015.

Gross profit

Gross profit for the nine months ended September 30, 2014 was $722,477 compared to $488,773 for the prior year nine month period.  WCI experienced gross profit of 36.7% for the nine months ended September 30, 2014 compared to 35.7% for the prior nine month period, an increase of 1.0%.  This was due to a 2.0% decrease in salary and labor costs as a percent of sales and a decrease of 2.2% in vehicle fuel costs, offset by an increase disposal costs of 2.0% and increase in other costs of sales of 1.2%

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2015 was $1,295,308 compared to $1,069,861 for the prior year nine month period, an increase of $233,704.  The increase is a due to a $26,129 increase in group health insurance, and $33,001 increase in other insurance costs, a $38,000 increase in management fees, a $154,169 increase in professional fees, a $211,216 increase in salary and related costs, a $17,750 increase in board of director fees, an increase in depreciation and amortization costs of $5,264, and an increase in other costs of $17,040, offset by a decrease in outside services of $26,048, a decrease of $45,293 in shareholder services costs, a decrease of $6,943 in travel related expenses, a $190,581 decrease in incentive fees to Mentor’s CEO which were accrued in the prior year period and remain unpaid.

Other income and expense

Other income and expense, net, totaled $68,927 for the nine months ended September 30, 2015 compared to $610,236 for the prior year nine month period, a decrease of ($541,309).  When the Company acquired an additional 1% in WCI on January 1, 2014, the entire investment was adjusted to fair value resulting in a non-cash gain on investment of $1,250,964 in the prior year nine month period which was partially offset by loan costs in the prior six month period of $635,851.  In addition, interest income increased $31,872, interest expense decreased $1,345, loss on equipment disposals decreased $1,886, and other income decreased by $167 in the nine months ended September 30, 2015 compared to the prior year nine month period.  The Company also recognized a $35,360 gain in the current year on conversion of the investment in MicroCannaBiz to a note receivable.

Net results

The net result for the nine months ended September 30, 2015 was a loss of ($530,891) or ($0.035) per common share compared to net loss ($11,268) or ($0.001) per common share in the prior year nine month period.  This is due primarily to the $1,250,964 non-cash gain recorded on the investment in WCI for the prior year period which was partially offset by loan costs in the prior six month period of $635,851.  The Company experienced an operating loss of ($572,831) for the nine months ended September 30, 2015 and an operating loss of ($581,088) for the prior nine month period. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At September 30, 2015, we had cash and cash equivalents of $199,818 and a working capital of $491,286.  Operating cash outflows during the nine months ended September 30, 2015 were ($589,540), inflows from investing activities were $95,129, and inflows from financing activities were $368,001.  We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock.  At September 30, 2015 we had cash of $199,818 and a working capital of $491,286.  Operating cash outflows in the nine months ended September 30, 2015 were ($589,540), including ($504,704) of net loss plus $24,578 of non-cash depreciation and amortization less ($43,013) of non-cash amortization of discount on investment in account receivable, less ($4,839) of accrued investment interest income, plus $2,140 of non-cash investment loss, less ($35,360) of non-cash gain recognized on the conversion of Mentor’s investment in MCB to a note receivable.  Cash used to increase operating assets was ($45,221) and cash provided by increases in operating liabilities was $16,880.  Cash inflows from investing activities in the nine months ended September 30, 2015 were $95,129 due to receipt on investment in receivable of $117,000, less  purchases of property and equipment of ($17,601) less other investing activity changes of ($4,270).  Net inflows from financing activities during the nine months ended September 30, 2015 were $368,001 of which $313,407 were the net proceeds received from exercise of warrants and $120,000 was from the sale of to-be-created Series C convertible preferred shares, less common stock repurchased and retired for ($15,705), less payments on long-term debt of ($15,732) and non-controlling interest distributions of ($33,969).  We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 day exercise period, plus the 10 cent fee. The Company announcement stated that in successive months, the 1% partial redemption authorization will be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.  During the period from February 9, 2015 to November 4, 2015 the Company raised $313,406 through partial redemption of outstanding Series D warrants at an average price of $0.389, plus warrant fees of $80,615.  We believe the partial redemptions will continue for an extended period of time.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

On August 11, 2014, Mentor filed a complaint in Federal District Court for the Northern District of California for rescission against Bhang Chocolate Company, Inc., Bhang Corporation, Scott Van Rixel, and William Waggoner (together “Defendants”). Mentor alleges that Defendants have failed to perform their obligations under that certain Bhang Chocolate – Mentor Capital Cannabis Brands Cooperative Funding Agreement entered into by and between Bhang Chocolate Company, Inc. (“Bhang”) and Mentor (the “Bhang Agreement”), which anticipated Scott Van Rixel, William Waggoner, and other affiliates of Bhang as intended third party beneficiaries. Mentor asked the court to enforce the Company’s rescission of the Agreement and sought return of $1,500,000 paid to Bhang as consideration under the Agreement. Following several motions by Defendants to the action, the court ordered the parties to arbitration.  As directed by the court, arbitration has been initiated with the American Arbitration Association and the first administrative conference took place on March 10, 2015.  In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action.  Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor.  The final outcome of the arbitration is not known at this time.  Arbitration is scheduled to occur in early February 2016. The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

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

On July 16, 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price of shares of Mentor’s common stock purchased from the CEO of Bhang.  The Company was not a party to this transaction and intends to vigorously defend itself against all claims in this case.  On August 6, 2015, Mentor filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor.  On September 29, 2015, plaintiffs filed a Second Amended Complaint.  On October 13, 2015, Mentor and its co-defendants filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor and its co-defendants.

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

The opinion of our independent registered accounting firms included an explanatory paragraph in their reports in connection with our consolidated financial statements included with our December 31, 2014 Form 10-K as of and for the periods ended December 31, 2014 and 2013 stating that there was substantial doubt about our ability to continue as a  going  concern.  We experienced significant operating losses ($572,831) for the nine months ended September 30, 2015 and ($581,088) for the nine months ended September 30, 2014, liquidity constraints and negative cash flows from operations.  We anticipate that current cash resources will be sufficient for us to execute our business plan through the end of the 2015.  If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

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

As of September 30, 2015, The Company had 16,023,123 outstanding shares of its Common Stock trading at approximately $0.50 per share.  As of the same date the Company also had 12,941,554 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share.  These Series D warrants do not have a cashless exercise feature.  The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock.  The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank.  These $7.00 Series H warrants include a cashless exercise feature.  Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced that it will allow for partial redemption of up to 1% per month of the outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates.  Company designees that apply during the 30 day minimum period must pay 10 cents to redeem the warrants and then exercise the series D warrant to purchase a share at a maximum of one-half of the closing bid price on the day preceding the 30 days.  The 1% partial redemption will continue to be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

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

We are engaged in litigation.

In the past year we have initiated two lawsuits; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Chocolate Company and its affiliates to recover a $1,500,000 investment following Bhang’s refusal to perform its obligations.  Relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of common stock they bought from the Bhang CEO in a secondary sale. There is no surety that we will prevail in these lawsuits.

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under California and Delaware law.

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

Mentor Capital, Inc.

Date: November 10, 2015

By:

 /s/ Chet Billingsley

Chet Billingsley, Chief Executive Officer

Date: November 10, 2015

By:

 /s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer