Form 10-K
period 2015-12-31
Mentor Capital, Inc.
filed 2016-03-25
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

At March 15, 2016, the approximate aggregate market value of shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCPink) was $4,745,846. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 15, 2016, there were 16,254,941 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-K to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I

Item 1.  Business.

Corporate History and Background

Mentor Capital, Inc. (“Mentor” or “the Company"), which reincorporated under the laws of the State of Delaware in late 2015, was originally incorporated in the State of California in 1994 as Main Street Athletic Clubs, Inc. and operated a small chain of athletic clubs, a trucking company, and food companies, among other things. In 1996 our registration under Regulation A of the Securities Act of 1933 was declared effective and we began to trade publicly. In 1997 we merged with a group of approximately fifteen oil and gas partnerships which proved to be unsuccessful. In 1998 we entered a Chapter 11 bankruptcy reorganization in the Northern District of California, due mostly to a need to decrease oil and gas related debt in excess of asset value.

As we emerged from bankruptcy the court allowed the original issuance of approximately $145 Million in warrants to the claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00 $1.60 and $7.00 per share. At $1.60 per share, we may receive as much as $20 Million in warrant proceeds. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders may be more likely to exercise warrants at $1.60 per warrant share if the shares of our Common Stock are priced above $1.60 per share. The longer the Company’s Common Stock share price is above $1.60 the more likely warrant holders will also be willing to exercise their warrants. If the Common Stock share price is less than $1.60 for a long period of time, the Company may also decide to lower the exercise price of outstanding warrants so as to entice warrant holders to exercise their warrants and invest in the Company. The amount of potential funds received by the Company from such exercises will decrease as the warrant exercise price decreases.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount has been recalculated and the redemption offer repeated according to the court formula at an average exercise price of $0.320 per share thru December 31, 2015. Partial redemptions averaged approximately 64,000 per month. The partial warrant redemptions will continue to be recalculated and the redemption offer repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

The Bankruptcy Court approved the Plan of Reorganization allows all the warrants and shares that are issued upon exercise of the warrants to trade freely under an exemption provided by Section 1145 of the United States Bankruptcy Code. We received an SEC “No Comment” letter and our Plan of Reorganization was confirmed January 11, 2000. The SEC’s letter is not and should not be interpreted as approval of the Company’s Disclosure Statement or Plan of Reorganization.

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

We now have the following residual cancer related private holding: $55,942 in Brighter Day Health (“BDH”) which provides cost effective, HIPAA compliant video stations for high quality, face-to-face medical updates and monitoring between contracted doctors and cancer and other patients in nursing homes and hospice settings. BDH has an executed letter of intent to sell is operations to a third party and Mentor anticipates receiving approximately $105,000 for its ownership percentage.

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor common stock. The to-be-created Series B convertible preferred shares were to convert to shares of Mentor’s common stock based on an agreed upon formula. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security at December 31, 2015 is $0. Subsequent to year end the agreements with CAST were cancelled and terminated, resulting in a spinoff of CAST from the Company.

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided will include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services. Operations of CCH are included in the consolidated financial statements from the date of inception (June 25, 2015) through December 31, 2015.

We maintain a medical bias toward the application of cannabis to cancer wasting, calming seizures, smoothing the effects of Parkinson’s disease, reducing ocular pressures from glaucoma and blunting chronic pain.

Our CEO, Chet Billingsley, became a founding director and officer of the board of directors of the Nevada Cannabis Industry Association in November 2013. The Company now intends to partner with, and invest in medical and social use cannabis companies.

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

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical, especially cancer related applications.

Currently the Company has the following cannabis-related and non-cannabis investments in place. The Company’s aggregate investment in these companies currently totals $2,222,822:

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

•

$107,772 loaned to Electrum Capital Partners, LLC including accrued interest under an interest bearing convertible promissory note receivable that is currently bearing interest at 10% per annum;

•

$67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $2.5 Million revenue generating private service business based in Phoenix, AZ which is expanding into Austin, TX. WCI works with business park owners, governmental centers, and apartment complexes to reduce their trash related costs. WCI works with the owners to analyze the dumpster usage and reduce the number of partially used dumpsters throughout the complexes. A fleet of trucks moves dumpsters from high volume to lower volume locations and picks up onetime items for disposal. The refuse related cost savings are generally split with Waste Consolidators who supplies services under long-term agreements;

•

$547,353 investment in an account receivable with annual payments of $117,000 that expires in 11 years, purchased in April 2015 from a non-affiliated individual.

In an effort to analyze the viability of various cannabis companies in the market and help the Company focus on which related companies to approach as potential acquisition targets, the Company developed a cannabis index similar to that developed by the Company in the cancer industry. The Company initially included and tracked 20-26 different cannabis-related public companies but, with the fifteen-fold increase in the number cannabis-related companies entering the public market in 2013, the task of monitoring all such companies became larger than the Company cared to continue to expend. In late 2015, the Company modified its general cannabis index to reflect companies that appeared to have higher book value and revenue per share which is more characteristic of the goals of value investing.

The Company updates its cannabis index regularly to track historical fluctuations in the cannabis market but it does not currently rely on the cannabis index to guide its acquisition decisions.

The Company continually works to identify cannabis related acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently there are 23 states and the District of Columbia that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. In addition, as of December 31, 2015, voters in the states of Alaska, Colorado, the District of Columbia, Oregon and Washington have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Under the policy and regulations of the Federal government, marijuana is a Schedule I controlled substance and is illegal under federal law. In March, 2015, the Compassionate Access, Research Expansion and Respect States (CARERS) Act bill was introduced in the U.S. Senate allowing states to set their own medical marijuana policies and to reclassify cannabis from a Schedule I to a Schedule II controlled substance under the Controlled Substances Act. However, at this time, even in states where the use of marijuana has been legalized, its use remains a violation of federal law.

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

Employees

Mentor Capital has 4 full time employees and 1 part time employee in its corporate office in Ramona, California. WCI has 25 employees in Tempe, Arizona and 2 employees in Austin, Texas, and Investor Webcast, LLC (“CAST”) has 2 full time employees in Georgia.

Available Information About Registrant

We have voluntarily registered our securities under Section 12(g) of the Securities Exchange Act of 1934 and such registration became effective January 19, 2015. Since that date we have filed quarterly, annual, and current reports with the Securities and Exchange Commission (“SEC”).

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

As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our Rule 15c2-11, previous quarterly reports on Form 10-Q, and other publicly disclosed submissions, actual results could differ materially from those projected in any forward-looking statements.

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

The opinion of our independent registered accounting firm included an explanatory paragraph in its report in connection with our consolidated financial statements included with our Annual Report for the year ending December 31, 2015 on Form 10-K as of and for the periods ended December 31, 2015 and 2014 stating that there was substantial doubt about our ability to continue as a going concern. We experienced significant operating losses ($812,431) for the year ended December 31, 2015 and ($472,923) for the year ended December 31, 2014, liquidity constraints and negative cash flows from operations. We anticipate that current cash resources will be sufficient for us to execute our business plan through June 2016. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

Management has a lack of experience operating as a fully reporting company and meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for 20 years, but only one year ago voluntarily transitioned to reporting company status subject to financial and other SEC required disclosures. Prior to such voluntary transition, Management has not been required to prepare and make such required disclosures. As a reporting company we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. As Management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the company common stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2015, The Company had 16,254,941 outstanding shares of its Common Stock trading at approximately $0.50 per share. As of the same date the Company also had 12,709,736 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan Of Reorganization, the Company announced that it will allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 day minimum period must pay 10 cents per share to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 30 days. The 1% partial warrant redemptions will continue to be recalculated and the offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

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

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states and the US government still view all cannabis activity as illegal. Notwithstanding this uncertainty we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting sale of what is considered drug paraphernalia. If our, or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan through June 2016. It is possible that if future financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing substantial additional sources of financing will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

Since 2014 we have initiated two lawsuits; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Chocolate Company and its affiliates to recover a $1,500,000 investment following Bhang’s refusal to perform its obligations. Relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of common stock they bought from the Bhang CEO in a secondary sale. There is no surety that we will prevail in these lawsuits or that we will be able to recover funds if we do prevail.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley, and other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 56.2% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of December 31, 2015, Mr. Billingsley owns approximately 24.6% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, Management of the Company owns approximately 31.5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,137,684 Series D warrants and 4,500 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively. Additionally, Robert Meyer, Stan Shaul, Earl Kornbrekke and Lori Stansfield, directors of the Company, hold an aggregate of 1,057,966 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the Management of the Company, Management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996, at which time our common stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease office facilities used in our business. Mentor corporate offices are in Ramona, California and we lease approximately 2,000 square feet of office space on a month-to-month basis for $2,250 per month. WCI is located in Tempe, Arizona and leases approximately 3,000 square feet of office and warehouse space for $2,211 per month under an operating lease expiring in January 2017. CAST is in Lithonia, Georgia and is operated from the home office of CAST’s Chief Executive Officer at no cost. CCH administrative support is provided by Mentor in its Ramona, California corporate offices.

Item 3.  Legal Proceedings.

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 investment the Company made in Bhang. This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and a panel of arbitrators has been appointed. Arbitration is scheduled to occur in early May 2016. The Company intends to continue to vigorously pursuing return of its $1,500,000. See Note 4.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action. Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor. The final outcome of the arbitration is not known at this time. The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

In July 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price for shares of Mentor’s common stock purchased from the CEO of Bhang. The Company was not a party to this transaction and intends to vigorously defend itself against all claims in this case. On August 6, 2015, Mentor filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor. On September 29, 2015, plaintiffs filed a Second Amended Complaint. On October 13, 2015, Mentor and its co-defendants filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor and its co-defendants. On November 24, 2015, Mentor filed a motion requesting sanctions against plaintiffs and their counsel for violations of Federal Rule of Civil Procedure Rule 11. Among other issues, the court has set a hearing on April 7, 2016 to hear Mentor’s motion to dismiss the Second Amended Complaint and request for sanctions against plaintiffs and their counsel.

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014. The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The court entered a default against the defendant. On March 1, 2016, Mentor was granted a judgment in the amount of $746,500.29 against defendant and Mentor now intends to collect on this judgment. The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit.

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

	High	Low
Quarter Ended December 31, 2015	$0.47	$0.21
Quarter Ended September 30, 2015	$0.79	$0.44
Quarter Ended June 30, 2015	$0.84	$0.69
Quarter Ended March 31, 2015	$1.55	$0.65
Quarter Ended December 31, 2014	$1.15	$0.60
Quarter Ended September 30, 2014	$1.69	$0.78
Quarter Ended June 30, 2014	$3.90	$1.33
Quarter Ended March 31, 2014	$8.29	$0.22
Quarter Ended December 31, 2013	$0.36	$0.17

Holders

As of December 31, 2015 there were approximately 4,347 registered holders of record of our common stock. As of December 31, 2015, we had a total of 16,254,941 shares of common stock issued and outstanding; 0 shares of preferred stock issued and outstanding; 4,500 Series B warrants outstanding which are exercisable for 4,500 shares of common stock, 12,709,736 Series B warrants outstanding which are exercisable for 12,709,736 shares of common stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of common stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This will be funded by approximately 5% of the Company’s cash and cash provided by on-going exercise of Series D warrants. During the period October 1, 2014 through December 31, 2015, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2014	0	N/A	21,290	281,910
November 1 through November 30, 2014	0	N/A	21,290	281,910
December 1 through December 31, 2014	158	$0.68	21,448	278,552
January 1 through January 31, 2015	0	N/A	21,448	278,552
February 1 through February 28, 2015	0	N/A	21,448	278,552
March 1 through March 31, 2015	0	N/A	21,448	278,552
April 1 through April 30, 2015	2,700	$0.81	24,148	275,852
May 1 through May 31, 2015	9,600	$0.73	33,748	266,252
June 1 through June 30, 2015	0	N/A	33,748	266,252
July 1 through July 31, 2015	0	N/A	33,748	266,252
August 1 through August 31, 2015	2,800	$0.60	36,548	263,452
September 1 through September 30, 2015	8,200	$0.59	44,748	255,252
October 1 through October 31, 2015	0	N/A	44,748	255,252
November 1 through November 30, 2015	0	N/A	44,748	255,252
December 1 through December 31, 2015	0	N/A	44,748	255,252
TOTAL	23,458		44,748	255,252

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2015 and December 31, 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTC Markets: MNTR.

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company made a decision to begin to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector.

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owned 50% in 2013 and purchased an additional 1%, effective January 1, 2014, for a 51% interest. WCI is included in the consolidated financial statements for the years ended December 31, 2015 and 2014.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB. MCB was formed in January 2014 and began operations in June 2014. From the date of formation through May 2014, MCB’s efforts were devoted to organization and development. MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. MCB did not provide financial information for the first quarter of 2015 and in April 2015, Mentor notified MCB that it was exercising its option to convert its equity in MCB to a ten year note receivable for $74,000 from the majority owner of MCB as provided in the funding agreement. The note receivable bears interest at 6% and is payable in monthly installments. However, the Company has been unable to collect on the note receivable and $2,010 of accrued interest, therefore, due to the uncertainty of collection we have impaired the note receivable and accrued interest in its entirety at December 31, 2015. MCB operations are included in the consolidated financial statements for the year ended December 30, 2014. The effect of not including MCB operations for the first quarter of 2015 in the consolidated financial statements are considered insignificant. The 2015 conversion from equity to the note receivable resulted in a gain on conversion of $35,360. The investment loss recognized on the impairment of the note receivable plus accrued interest was $76,010, for a net loss on the MCB investment of $40,650 for the year ended December 31, 2015.

Bhang Chocolate Company, Inc.

On February 28, 2014, the Company acquired a 60% ownership in Bhang Corporation, also known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and subsequent Mentor lawsuit seeking rescission of the agreement and return of invested funds. Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company and its owners in the consolidated balance sheet at December 31, 2015 and 2014, pending the outcome of the legal arbitration.

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor common stock. The to-be-created Series B convertible preferred shares were to convert to shares of Mentor’s common stock based on the following conversion formula: ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security at December 31, 2015 is $0. Subsequent to year end the agreements with CAST were cancelled and terminated, resulting in a spinoff of CAST from the Company, see Note 24 to the financial statements.

Electrum Partners, LLC (Electrum)

The Company advanced $100,000 to Electrum as a convertible note receivable on March 12, 2014. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided will include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services. Operations of CCH are included in the consolidated financial statements from the date of inception (June 25, 2015) through December 31, 2015.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual with a long relationship with CCH operating management purchased to-be-created Mentor Series C convertible preferred shares for $120,000 with the understanding it was to be invested in a startup operation managed by CCH Management. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares based on results of operations for CCH. At the time of the investment, Mentor was awaiting approval to reincorporate in Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. Mentor loaned the invested funds to CCH which advanced the $120,000 to fund costs of the startup entity, however, due to internal disagreement between the startup entity’s managers, one of whom was personally known for many years by the investing individual, the planned startup operation has been disbanded and the intended funding agreement between Mentor and CCH Management was never fully consummated. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security is $0 at December 31, 2015. Subsequent to year-end Mentor designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee so that she will have the opportunity to receive recovery for a portion or all of the amount invested by her in CCH. See discussion of Mentor warrants in footnote 10 of the attached consolidated financial statements.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $4,451,969 as of December 31, 2015. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 13.4 million warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised approximately $332,250 from partial warrant redemptions from February 9, 2015 through December 31, 2015, see Note 9 to the financial statements.  From January 1, 2016 through the March 10, 2016, the Company raised $0 from the exercise of warrants to purchase shares of common stock and $56,350 from warrant redemption fees at $0.10 per warrant from designees redeeming unexercised warrants that have been called but were not exercised timely. In addition, the Company received payment of $26,000 from its investment in an installment receivable in February 2016. The Company estimates it has adequate cash reserves on hand to support six months of operation. Management's plans include increasing revenues through acquisition, investment, and organic growth. This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2015 and 2014.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2015 and 2014, the Company has recorded an allowance in the amount of $15,310 and $8,700, respectively.

Other current receivables

CCH advanced funds to Market Trend Analytics, LLC (“MTA”), in anticipation of investing in a cannabis related operation that was never consummated, see Note 20 to financial statements. The Company has recorded receivables for amounts advanced to two managing members of MTA which are due in the next 12 months and do not bear interest.

Convertible note receivable

The convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $7,772 and $4,942 at December 31, 2015 and 2014, respectively. The loan matures March 12, 2022 and bore interest at 5% per annum from March 12, 2014 to September 12, 2015, at which time the interest increased to 10% annual interest.

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

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB. As of December 31, 2015, the note has been entirely impaired.

Property, equipment and machinery

Property, equipment and machinery are recorded at cost. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Database and website costs at December 31, 2015 relate to development of CAST’s website and webcast subscriber base and are amortized over 2 years upon launch of the website.

Software development costs for the year ended December 31, 2014 related to development of MCB’s website and cannabis directory. Software research and development costs were expensed as incurred. Software development costs were subject to capitalization beginning when a product’s technological feasibility had been established and ending when a product was available for general release. Software development costs were being amortized over 2 years upon launch of the website.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts. The resulting gain or loss is credited or charged to income.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 18 to financial statements, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. In addition, Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 19 to financial statements. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2014. Due to the fact that CAST operating results were less than anticipated from the acquisition date, April 20, 2015, through December 31, 2015 we evaluated the CAST goodwill for impairment. Based on current results and our revised projection of discounted cash flow we impaired the CAST goodwill in its entirety at December 31, 2015, see Note 19 to financial statements.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 13,400,000 and 15,200,000 as of December 31, 2015 and 2014, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at December 31, 2015 and 2014, respectively.

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $56,097 and $202,439 for the years ended December 31, 2015 and 2014, respectively.

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

The fair value of notes receivable is based on the net present value of calculated interest and principle payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

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

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014:

Revenues

We had revenue of $2,561,758 and gross profit of $996,347 (38.9% gross profit) for the year ended December 31, 2015 versus revenue of $2,149,726 and gross profit of $773,161 (36.0% gross profit) for the year ended December 31, 2014, an increase in revenue of $412,032 and gross profit of $223,186. WCI service fee revenue increased by $318,889 with an increase in gross profit of $137,864. Revenue from CAST was $92,889 with gross profit of $84,703 compared to $0 revenue and $0 gross profit in 2014. In addition, the investment in MCB was converted to a note receivable effective January 1, 2015 and, therefore, MCB was not part of the consolidation in 2015 and had revenue and gross profit in 2014 of $5,390 and $4,865, respectively. In addition we recognized other revenue of $5,643 in 2015 compared to $0 in 2014.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2015 was $1,768,560 compared to $1,859,359 for the year ended December 31, 2014, a decrease of ($90,799). The decrease was due to a decrease in bad debt expense of ($41,601), a decrease in penalties of ($38,948), a decrease in cost of shareholder services of ($43,859), a decrease in advertising expense of ($146,342) and a decrease in non-cash officers incentive expenses of ($190,481), which was partially offset by an increase in management fees of $55,000, an increase in legal fees of $157,739, an increase in salary and related costs of $126,496, an increase in board of director fees of $21,500, and a net increase in other selling, general and administrative expenses of $9,697.

Other income and expense

Other income and expense, net, totaled $10,581 for the year ended December 31, 2015 compared to $621,072 for the year ended December 31, 2014, a decrease of ($610,491). Of the decrease ($1,250,000) resulted from acquiring an additional 1% in WCI on January 1, 2014, the entire investment was adjusted to fair value in 2014 resulting in a non-cash gain on investment. In addition, there was a goodwill impairment charge in 2015 of ($466,765), an increase in realized loss on investments of ($124,277), and a loss on the write off of the MCB note receivable of ($76,010). These decreases were partially offset by a gain of $589,611 from the fair value adjustment to the convertible securities liability, an increase in interest income of $39,402, a decrease in interest expense of $5,204, a decrease in loan costs of $635,851, a gain of $35,360 at the time the MCB investment was converted to a note receivable, a decrease in loss on equipment disposal of $873 and an increase in other income of $260.

Net results

The net result for the year ended December 31, 2015 was a loss of $799,868 or $0.051 per Mentor common share compared to a loss of $472,922 or $0.042 per common share for the year ended December 31, 2014. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2015, we had cash of $73,679 and a working capital of $212,623. Operating cash outflows during 2015 were ($622,492), outflows from investing activities were ($12,926), and net inflows from financing activities were $382,869. We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of common stock. At December 31, 2015, we had cash of $73,679 and a working capital of $212,623. Operating cash outflows in the year ended December 31, 2015 were ($622,492), including ($764,795) of net loss less ($589,611) of non-cash gain recognized on the adjustment to fair value of convertible securities issued in 2015, less non-cash amortization of discount on investment in account receivable of ($67,470), offset by investment losses of $156,372, goodwill impairment of $466,765, non-cash impairment of MicroCannaBiz note receivable of $74,000, and changes in other operating assets of $102,247. Net cash outflows in 2015 of ($12,926) from investing activities included ($116,859) advanced to a startup operation to be managed by Canyon Crest Management, purchase of property and equipment of ($18,021), offset by receipt of investment in receivable of $117,000 and other investment activities of $4,954. Net inflows from financing activities in 2015 of $382,869 of which $332,250 were the net proceeds received from exercise of warrants, $120,000 was from an investor in exchange for a convertible security, less common stock retired of (15,705), Payments on long-term debt of ($19,707) and a distribution to a non-controlling shareholder of ($33,969). We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing available resources will be sufficient to satisfy our funding requirements through June 2016.

In addition, On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the authorized 1% partial warrant redemption will be recalculated and the redemption offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. During 2015 shareholders requested to participate in the partial redemption as designees and exercised 1,037,971 outstanding Series D warrants for an aggregate exercise price of $322,249 plus warrant redemption fees of $103,797. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Item 8.  Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2015 and 2014, begins on page F-1 of this Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In May 2014 we hired an accounting and financing expert who has experience in SEC compliance to serve as our Chief Financial Officer. There have been no changes in internal control over financial reporting in the year ended December 31, 2015.

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

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2015 are as follows:

Name	Age	Position
Chet Billingsley	63	President and Chief Executive Officer, and Chairman of the Board of Directors
Lori Stansfield	56	Chief Financial Officer, Treasurer and Director
Robert B. Meyer	76	Secretary and Director
Stan Shaul	51	Director
Earl Kornbrekke	73	Director

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

Lori J. Stansfield, CPA, has been our Chief Financial Officer since May 27, 2014. On April 9, 2015 Lori was appointed as a director and named as Treasurer. For the six years prior to joining Mentor, Lori was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited and prepared financial statements during the past thirty years. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Masters Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Stan Shaul, was our Treasurer from November 24, 1998 until April 9, 2015. Stan is the president of SportsClix, Inc. that he founded and incorporated on November 15, 1999. As a business founder and significant Company shareholder he brings business understanding, insight, and shareholder interest to his Board deliberations. He graduated with a Bachelor's degree in Mathematics and Computer Science from UCLA. Mr. Shaul has no affiliated or conflicting outside business interests.

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

Director Qualifications

The selection of directors is a complex and subjective process requiring consideration of many intangible factors. The Company believes that candidates should generally meet the following criteria:

•

Significant historic or current Mentor share ownership.

•

Business founder and CEO experience.

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

Board Leadership and Role in Risk Oversight

Chet Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board. Robert Meyer acts as the Company’s Secretary and lead independent director. Mentor has determined that its leadership structure is appropriate as Mentor is still in the early stages of developing a cannabis portfolio and Mr. Billingsley is the most familiar with the cannabis industry. The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis. Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return to all corporate actions.

Familial Relationships Amongst Directors and Executives

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Meetings of the Board of Directors

The Board of Directors of Mentor conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. With the exception of Mr. Billingsley, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the Company.

Mentor held three meetings of the Board of Directors during fiscal year 2014. Directors Robert Meyer, Earl Kornbrekke, and James Blazeck attended two of the three meetings. All other directors attended all three meetings.

Mentor held four meetings of the Board of Directors in 2015. All directors attended each of the meetings.

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

Additionally, the following reports of ownership on Forms 4 were not timely filed:

Lori Stansfield filed a Form 4 on March 24, 2015 covering a redemption of 2,000 Series D warrants and purchase of 2,000 shares of Common Stock which transaction occurred on March 6, 2015.

Earl Kornbrekke filed a Form 4 on March 24, 2015 covering a redemption of 2,804 Series D warrants and purchase of 2,804 shares of Common Stock which transaction occurred on February 23, 2015.

Code of Ethics

The Company has published an ethics statement on its website for more than a decade. This long standing guidance for a formal Code of Ethics does not include all requirements of Section 406. The Company’s CEO believes in a long-term guiding ethical principle to act in the best interest of the owners of the Company, its shareholders, by surrounding himself with Board members who are Mentor shareholders and who understand the concerns of both the shareholders and the Company. We also intend to be as transparent as possible in updating our shareholders as to what Mentor is doing and what it plans to do in the future. We intend to give a uniform flow of information, sufficient to judge the long-term value of the business, but won’t overburden the business or shareholders with massive, but immaterial, disclosures.

Item 11.  Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 Share-Based-Payment (“ASC 718”).

Summary Executive Compensation Table

						Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation

Name and Principal Position				Stock Awards	Option Awards
		Salary	Bonus						Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Chet Billingsley Chairman and Chief Executive Officer	2015	$ 120,000 (1)	$ 0	$ 0	$ 0	$ 0	$ 0	$ 4,500 (2)	$124,750
	2014	120,000 (1)	0	0	0	0 (3)	0	259,146 (5)	379,146

Lori Stansfield Chief Financial Officer and Treasurer(4)	2015	120,000	0	0	0	0	0	3,000(6)	123,000
	2014	69,231	0	0	0	0	0	0	69,231

(1)

Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2)

Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $1,000 for each of four Board Meetings he attended in 2015, and $250 each for two Corporate Resolution Meetings. Of this $1,000 has not yet been paid.

(3)

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

(4)

Ms. Stansfield joined Mentor as its Chief Financial Officer on May 27, 2014. On April 9, 2015, Ms. Stansfield was appointed a Director of the Company and named the Company Treasurer.

(5)

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

(6)

Ms. Stansfield received $1,000 for each of three board meetings she attended in 2015 after she was appointed a Director. Of this $1,000 has not yet been paid.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Chet Billingsley and Lori Stansfield, for the year ended December 31, 2015.

	Fees				Non-Equity
	Earned				Incentive	Nonqualified
Name and	or Paid		Stock	Option	Plan	Deferred	All Other
Principal	In Cash	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	($)(1)	($)	($)	($)	($)	($)	($)	($)
Stan Shaul	$4,500(1)	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$4,500
James Blazeck	1,500(2)	0	0	0	0	0	0	1,500
Robert B. Meyer	4,500(1)	0	0	0	0	0	0	4,500
Earl Kornbrekke	4,500(1)	0	0	0	0	0	0	4,500

(1)

Each director is paid $1,000 for attendance at regular quarterly Board meetings. During 2015 Mentor Board of Directors were paid for three of the four board meetings held in 2015 with the remaining to be paid in 2016. In addition, they were paid $250 per meeting for two additional meetings for corporate business and $1,000 due for one unpaid 2014 board meeting.

(2)

Mr. Blazeck was a Director until his resignation on April 3, 2015 in preparation for an international work assignment. He received $1,000 for his attendance at one quarterly board meeting and $250 per meeting for two additional meetings for corporate business.

Mentor does not currently have any equity incentive plan in place for officers, directors, or employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of March 15, 2016, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 15, 2016 which was 16,254,941.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chet Billingsley PO Box 1709 Ramona, CA 92065	7,142,670(1, 2)	24.66%(7)
Common Stock	Stan Shaul 2586 Claybourne Court Newbury Park, CA 91320	262,940(3)	0.91%(8)
Common Stock	Robert B. Meyer 24446 Caswell Court Laguna Niguel, CA 92677	1,313,784(4)	4.54%(8)
Common Stock	Earl Kornbrekke 3690 Pau Kenikeni St. Kalaheo, HI 96741	214,418(5)	0.74%(8)
Common Stock	Lori Stansfield PO Box 1709 Ramona, CA 92065	204,222(6)	0.70%(8)
Common Stock	Directors and Officers as a group	9,138,034	31.55%(9)

(1)

5,000,486 (which is 99.9%) of Mr. Billingsley’s shares of Common Stock are held in voluntary escrow with The Corporate Law Group under safekeeping receipts for purposes of assuring the market that neither Mentor Capital nor Mr. Billingsley are involved in a “pump-and-dump” scheme.

(2)

In addition to 5,000,486 shares of Common Stock, Mr. Billingsley also holds 2,137,684 Series D warrants exercisable at $1.60 per share and 4,500 Series B warrants exercisable at $0.11 per share. As of the date of this Annual Report on Form 10-K Mr. Billingsley has not exercised any of these Series B or D warrants.

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

(5)

In addition to 18,304 shares of Common Stock, Mr. Kornbrekke also holds 196,114 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Mr. Kornbrekke has not exercised any Series D warrants originally held or redeemed as a designee except as follows. In March 2015, Mr. Kornbrekke redeemed as a designee and then exercised 2,804 unexercised Series D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial warrant redemption described in Item 6.

(6)

Ms. Stansfield holds 200,000 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Ms. Stansfield has not exercised any of these 200,000 Series D warrants except as follows. In March 2015, Ms. Stansfield redeemed as a designee and then exercised 2,000 unexercised Series D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial warrant redemption, described in Item 6. On June 4, 2015, Ms. Stansfield redeemed as a designee and then exercised 2,222 Series D Warrants by paying the $0.10 per share redemption fee and $0.35 per share exercise price associated with the June 2015 partial redemption.

(7)

The Percentage of Class ownership of Mr. Billingsley is calculated based on the total number of outstanding shares of Common Stock (16,254,941), Series B warrants (4,500) and Series D warrants (12,709,736).

(8)

The Percentage of Class ownership of Mr. Shaul, Mr. Meyer, Mr. Kornbrekke, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (16,254,941) and Series D warrants (12,709,736).

(9)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2014 and December 31, 2015, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

In early January, 2014, Mr. Billingsley, the Company’s CEO, placed all of his shares in a voluntary escrow with The Corporate Law Group to assure the market that the Company could not be engaged in a “pump-and-dump” scheme common to securities in cannabis companies that the public was warned about by the SEC and FINRA. Soon thereafter, the Company was approached for a possible $35 Million loan secured by Company shares and Mr. Billingsley recognized that his escrowed shares could serve a dual purpose. To meet the large security requirement of the $35 Million loan, the Company agreed to a cashless advance to Mr. Billingsley of approximately 70.9% of amounts already accrued and owed to him, or $944,000, so that he could exercise some of his previously held warrants to purchase shares of the Company’s Common Stock. These newly acquired shares of Common Stock were to be used as collateral in order to secure the $35 Million loan to the Company. After the warrants were exercised, Mr. Billingsley placed 100% of his newly purchased shares into escrow to bring the total number of escrowed shares up to 5,000,486 shares of the Company’s Common Stock, which was slated to guarantee repayment of the $35 Million loan. The $35 Million loan was mutually rescinded on June 12, 2014, but Mr. Billingsley voluntarily decided to leave his shares in escrow for the continued original purpose of assuring the market that Mentor Capital, and its insiders, were not and could not be engaged in a “pump-and-dump” scheme. The warrant exercise and credit extended to Mr. Billingsley against liabilities due to Mr. Billingsley was a cashless transaction, requiring no cash outlay by the Company, and was made solely for the benefit of the Company in its efforts to obtain financing.

In March 2014, Chet Billingsley, our CEO received $258,396 as partial payment of amounts due him for salary and benefits which had accrued during 2000 through 2013 when the Company was not able to pay his full salary.

During the year ended December 31, 2014, the Company accrued an incentive liability for Chet Billingsley, our CEO of $190,581. The incentive was specified in the 1998 Chapter 11 bankruptcy document which provides for an incentive for success in raising the share price, 1% rising on a sliding scale to 4% (at $8 per share) of the increase of the market capitalization of the Company beyond the book value upon confirmation of the bankruptcy plan. The Company uses the lowest stock price during the quarter for the calculation. If the stock price decreases in the subsequent quarter the accrual is not decreased. The incentive was accrued in the 2nd quarter of 2014 using the lowest stock price during the quarter of $1.33 per share and a bonus rate of 1%.

Mr. Billingsley acts as both the Chief Executive Officer and Chairman of the Board of Directors of the Company. Ms. Stansfield acts as both the Chief Financial Officer and Treasurer of the Board of Directors of the Company. Mr. Meyer acts as the Company’s Secretary but is not paid for his role and is not a Company employee. With the exception of Mr. Billingsley and Ms. Stansfield, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the company.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2015 and 2014. Income tax returns for both years was prepared by Poortinga Accountancy Corporation.

Fee Category	2015	2014
Audit Fees (1)	$ 47,027	$ 50,000
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	2,110	995
All Other Fees (4)	-	-

(1)

Audit fees includes the audit of our annual financial statements, review of our quarterly financial statements, review of financial statements included in our Form 10 registration statement and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)

Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2015 or 2014.

(3)

The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)

All other fees consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2015 and 2014 were pre-approved by the entire Board.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibits

See Exhibit Index which follows Signatures and immediately precedes the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2015 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 23, 2016

By: /s/ Chet Billingsley

Chet Billingsley, Chairman and Chief Executive Officer

Date: March 23, 2016

By: /s/ Lori Stansfield

Lori Stansfield, Director and Chief Financial Officer

Directors

Date: March 23, 2016

By: /s/ Stan Shaul

Stan Shaul

Director

Date: March 23, 2016

By: /s/ Earl Kornbrekke

Earl Kornbrekke

Director

Date: March 23, 2016

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

11.1	Statement regarding computation of earnings per share (Incorporated by reference to Exhibit 11 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

21.1	Subsidiaries of the Company

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

Report of Independent Registered Public Accounting Firm for years ended December 31, 2015 and 2014	F-1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2 to F-3
Consolidated Income Statements for the years ended December 31, 2015 and 2014	F-4
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014	F-6 to F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-8 to F-9
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mentor Capital, Inc.:

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mentor Capital, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

March 23, 2016

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$73,679	$326,228
Accounts receivable, net	360,841	300,947
Other current receivables	19,459
Prepaid expenses and other current assets	21,120	55,655
Investments in securities, at fair value	37,500	5,832
Investment in accounts receivable, current portion, net of discount	92,542	114,750
Employee advances	3,677	2,500

Total current assets	608,818	805,912

Convertible note receivable	107,772	104,942

Property and equipment
Property and equipment	236,453	239,060
Accumulated depreciation and amortization	(189,713)	(157,484)

Property and equipment, net	46,740	81,576

Other assets
Investment in account receivable, non-current portion, net of discount	520,031	-
Receivable - Bhang Corporation and shareholders	1,500,000	1,500,000
Deposits	9,575	9,575
Long term investments	55,943	66,203
Goodwill	1,426,182	1,426,182

Total other assets	3,511,731	3,001,960

Total assets	$4,275,061	$3,994,390

(Continued)

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2015 and 2014

	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$118,922	$65,585
Accrued expenses	195,566	166,423
Deferred revenue	866	-
Line of credit	70,000	60,000
Current portion of long term debt	10,841	18,911

Total current liabilities	396,195	310,919

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	484,372	272,982
Long term debt, net of current portion	19,612	31,249

Total long-term liabilities	503,984	304,232

Total liabilities	900,179	615,150

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value and no par value, 5,000,000 and 100 000 000 shares authorized; no shares issued and outstanding At December 31, 2015 and 2014	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 16,254,941 shares issued and outstanding at December 31, 2015	1,625	-
Common stock, no par value, 400,000,000 shares authorized; 14,483,215 shares issued and outstanding at December 31, 2014	-	7,001,908
Additional paid in capital	8,023,206	234,731
Accumulated deficit	(4,451,969)	(3,652,101)
Accumulated other comprehensive income (loss), net of tax	(12,563)	-
Non-controlling interest	(185,417)	(205,298)

Total shareholders' equity	3,374,882	3,379,240

Total liabilities and shareholders' equity	$4,275,061	$3,994,390

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2015 and 2014

		2015		2014
Revenue
Service fees		$2,463,225		$2,144,336
Webcast revenue		23,457		-
Consulting revenue		69,432		-
Other revenue		5,644		5,390
Total revenue		2,561,758		2,149,726

Cost of sales		1,565,411		1,376,565
Gross profit		996,347		773,161

Selling, general and administrative expenses		1,768,560		1,859,359
Operating income (loss)		(772,213)		(1,086,198)

Other income and (expense)
Gain recognized on purchase of majority interest in WCI		-		1,250,000
Gain on decrease in fair value of convertible securities		589,611		-
Interest income		75,050		35,648
Interest expense		(15,632)		(20,836)
Goodwill impairment		(466,765)		-
Loan costs		-		(635,851)
Realized gain (loss) on investments		(131,458)		(7,181)
Gain on conversion of investment in MicroCannaBiz to note receivable		35,360		-
Loss on impairment of MicroCannaBiz note receivable		(76,010)		-
Gain (loss) on equipment disposals		-		(873)
Other income (expense)		425		166
Total other income and (expense)		10,581		621,073
Income (loss) before provision for income taxes		(761,632)		(465,125)

Provision for income taxes		3,163		35,820
Net income (loss)		(764,795)		(500,945)

Gain (loss) attributable to non-controlling interest		35,073		(28,023)
Net income (loss) attributable to Mentor		$(799,868)		$(472,922)

Basic and diluted net income (loss) per Mentor common share:
Basic		$(0.051)		$(0.042)
Diluted	$	N/A *	$	N/A *

Weighted average number of shares of Mentor common stock outstanding:
Basic		15,537,163		11,368,461
Diluted		N/A *		N/A *

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2015 and 2014

	2015	2014
Net loss	$(764,795)	$(500,945)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	(12,563)	-

Comprehensive income	$(777,358)	$(500,945)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2015 and 2014

	Controlling interest
	Common stock					Accumulated		Non-
	Shares	no par	$0.001 par	Additional paid in capital	Accumulated equity (deficit)	Other Comprehensive Income	Total	controlling equity (deficit)	Totals
Balance at December 31, 2013	6,688,503	$2,389,801	$-	$495,509	$(3,179,179)	$-	$(293,869)	$-	$(293,869)

Effect of consolidating interest in WCI previously accounted for at cost, effective January 1, 2014	-	-	-	-	-	-	-	(47,216)	(47,216)

Conversion of warrants to common stock, net of conversion costs	2,516,103	3,426,243	-	-	-	-	3,426,243	-	3,426,243

Non-cash conversion of warrants through decrease in liability to shareholder	4,948,879	944,231	-	-	-	-	944,231	-	944,231

Cashless exercise of advisor warrants	354,410	260,778	-	(260,778)	-	-	-	-	-

Shares retired	(21,848)	(19,145)	-	-	-	-	(19,145)	-	(19,145)

Minority contributed capital	-	-	-	-	-	-	-	15,195	15,195

Non-controlling distribution	-	-	-	-	-	-	-	(145,254)	(145,254)

Net income (loss)	-	-	-	-	(472,922)	-	(472,922)	(28,023)	(500,945)
Balance at December 31, 2014	14,486,047	7,001,908	-	234,731	(3,652,101)	-	3,584,538	(205,298)	3,379,240

Conversion of warrants to common stock, net of conversion costs	1,038,987	313,406	23	18,820	-	-	332,249	-	332,249

Non-cash conversion of warrants for investment in accounts receivable	757,059	471,647	-	-	-	-	471,647	-	471,647

Shares retired	(27,152)	(15,704)	-	-	-	-	(15,704)	-	(15,704)

Non-controlling distribution	-	-	-	-	-	-	-	(33,970)	(33,970)

Effect on non-controlling deficit from disposition of MicroCannaBiz	-	-	-	-	-	-	-	18,778	18,778

(Continued)

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2015 and 2014

Re-incorporation in Delaware at $0.0001 par value on September 24, 2015	-	(7,771,257)	1,602	7,769,655	-	-	-	-	-

Other comprehensive loss, net of tax	-	-	-	-	-	(12,563)	(12,563)	-	(12,563)

Net income (loss)	-	-	-	-	(799,868)	-	(799,868)	35,073	(764,795)
Balance at December 31, 2015	16,254,941	$-	$1,625	$8,023,206	$(4,451,969)	$(12,563)	$3,560,299	$(185,417)	$3,374,882

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(764,795)	$(500,945)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	35,355	35,524
Amortization of discount on investment in account receivable	(67,470)	(24,750)
Accrued interest receivable	(2,830)	(6,352)
Investment (gain) loss	156,372	(1,303)
Provision for bad debt	16,610	58,211
Gain recognized on purchase of majority interest in WCI	-	(1,250,000)
Gain on conversion of investment in MicroCannaBiz to note	(35,360)	-
Impairment of MicroCannaBiz note receivable	74,000	-
Goodwill impairment	466,765	-
Gain on convertible security valuation	(589,611)	-
Decrease (increase) in operating assets
Accounts receivable - trade	(69,470)	(96,222)
Prepaid expenses and other current assets	37,035	289,141
Employee advances	(1,177)	-
Other assets	1,000	-
Increase (decrease) in operating liabilities
Accounts payable	53,337	32,072
Accrued expenses	(78,802)	21,961
Deferred revenue	866	-
Borrowing on line of credit	10,000	60,000
Accrued salary, retirement and benefits - related party	135,683	33,909

Net cash provided by (used by) operating activities	(622,492)	(1,348,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,021)	(32,110)
Sale of property and equipment	-	10,198
Cost of securities purchased	(1,060)	(18,846)
Proceeds from securities sold	8,014	35,637
Receivable - Bhang Chocolate Company shareholders	-	(1,500,000)
Investment in receivable	-	(90,000)
Receipt of investment in receivable	117,000	-
Investment in convertible note receivable	-	(100,000)
Proceeds from long term investment	-	1,150
Purchase of additional interest in WCI	-	(25,000)
Effect of consolidating WCI on January 1, 2014, net of cash	-	(17,898)
Other receivable advance	(116,859)	-
Investment in MicroCannaBiz	(2,000)	-

Net cash provided by (used by) investing activities	(12,926)	(1,736,869)

(Continued)

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$332,250	$3,426,243
Common stock repurchased and retired	(15,705)	(19,145)
Payments on long-term debt	(19,707)	(50,626)
Sale of convertible security	120,000	-
Contribution by subsidiary minority interest	-	15,195
Non-controlling interest distribution	(33,969)	-

Net cash provided by (used by) financing activities	382,869	3,371,667

Net change in cash	(252,549)	286,044

Beginning cash	326,228	40,184

Ending cash	$73,679	$326,228

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$15,505	$18,815

Cash paid for income taxes	$800	$35,820

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Shareholder purchase of shares through decrease in liability to shareholder	$-	$944,231

Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(105,197)	$(19,700)

Investment in account receivable, net of discount, via issuance of 757,049 shares	$471,647	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Nature of operations

Corporate Structure Overview Since 1985

Mentor Capital, Inc. (“Mentor” or “the Company”), which reincorporated under the laws of the State of Delaware in late 2015, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and was originally incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. On June 30, 2015, a vote of the holders of a majority of outstanding shares entitled to vote approved an Agreement and Plan of Merger providing for the merger of Mentor with Mentor Delaware and in which Mentor Delaware was the surviving entity. The merger was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

Current Business (2008 - 2015)

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTCQB: MNTR.

In 2009, the Company began focusing its investing activities in leading edge cancer companies. In 2012, in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company made a decision to divest of its cancer assets and focus future investments in the cannabis and medical marijuana sector.

Effective January 1, 2014, Mentor purchased an additional 1% interest in Waste Consolidators, Inc. (“WCI”) for $25,000 which resulted in a 51% ownership in WCI. At December 31, 2013, Mentor’s investment in WCI was recorded under the equity method. In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, on January 1, 2014 Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain of $1,250,000 on investment in subsidiary, see Note 18. WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements for the years ended December 31, 2015 and 2014.

On February 18, 2014, the Company signed an agreement to purchase a 51% interest in MicroCannaBiz, LLC (“MCB”), for $200,000, see Note 11. MCB is a Limited Liability Company organized in Florida in January 2014 which began operations in June 2014. MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. On April 27, 2015, Mentor converted its equity contribution of $74,000 to a ten year note receivable from MCB and MCB’s remaining member as provided in the funding agreement, see Note 11. The Company was not successful in collecting on the note receivable and after consultation with collection attorneys, the note was impaired in its entirety in November 2015.

On February 28, 2014, the Company acquired a 60% ownership in Bhang Chocolate Company, Inc. (“Bhang”), see Note 4 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement. Amounts invested in Bhang are reported as Receivable from Bhang Chocolate Company shareholders in the consolidated balance sheet at December 31, 2015 and 2014.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Nature of operations (continued)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Investor Webcast, LLC, was formed as a Delaware limited liability company subsidiary to hold the assets of CAST. CAST works to provide cannabis related public and private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into Mentor common shares, See Note 19. At the time CAST was acquired Mentor was awaiting approval to reincorporate in Delaware and the Series B convertible preferred shares had not yet been created. Therefore, a convertible security was issued to the prior owner of CAST which could be converted to Mentor Series B convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. At the acquisition date the Company estimated a convertible security liability of $469,611 however, based on the operating results of CAST from the acquisition date, April 20, 2015, through December 31, 2015 in conjunction with revised projected revenue over the next five years we have valued the convertible security liability at $0 as of December 31, 2015. Subsequent to year end the agreements with CAST were cancelled and terminated, resulting in a spinoff of CAST from the Company, see Note 24.

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

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual with a long relationship with CCH operating management purchased to-be-created Mentor Series C convertible preferred shares for $120,000. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares, See Note 20. At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. Mentor loaned the invested funds to CCH who advanced the $120,000 to fund costs of the startup entity, however, due to internal disagreement between the startup entity’s managers, one of whom was personally known for many years by the investing individual, the planned startup operation has been disbanded and the intended funding agreement between Mentor and CCH management was never fully consummated. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security is $0 at December 31, 2015. Subsequent to year-end the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee so that she will have the opportunity to receive recovery for a portion or all of the amount invested by her in CCH.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements include majority owned subsidiaries of 51% or more. The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Basis of presentation (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $4,451,969 as of December 31, 2015. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 13.1 million warrants outstanding which the Company can reset the exercise price substantially below the current market price, see Note 9. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised approximately $332,250 from partial warrant redemptions from February 9, 2015 through December 31, 2015, see Note 9. From January 1, 2016 through the March 10, 2016, the Company raised $0 from the exercise of warrants into common stock and $56,350 from warrant redemption fees at $0.10 per warrant from designees redeeming unexercised warrants that have been called but were not exercised timely. In addition, the Company received payment of $26,000 of the face value of it is investment in installment receivable in February 2016. The Company estimates it has adequate cash reserves on hand to support six months of operation. Management's plans include increasing revenues through acquisition, investment, and organic growth. This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2015 and 2014.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2015 and 2014, the Company has recorded an allowance in the amount of $15,310 and $8,700, respectively.

Other current receivables

CCH advanced funds to Market Trend Analytics, LLC (“MTA”), in anticipation of investing in a cannabis related operation that was never consummated, see Note 20. CCH has recorded receivables for amounts advanced to two managing members of MTA which are due in the next 12 months and do not bear interest.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Convertible note receivable

The convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $7,772 and $4,942 at December 31, 2015 and 2014, respectively. The loan matures March 12, 2022 and bore interest at 5% per annum from March 12, 2014 to September 12, 2015, at which time the interest increased to 10% annual interest.

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

Investment in account receivable, net of discount

The Company invested $90,000 for an account receivable and promissory note in the amount of $117,000 on July 8, 2014 which was due on or before January 15, 2015. The note was paid and extinguished in March 2015. On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor common stock obtained through exercise of Series D warrants at $1.60 per share.

The investments were recorded at face value with an offsetting discount at the time of purchase or exchange. The discount is amortized to interest income over the term of the notes.

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB. As of December 31, 2015, the note has been entirely impaired.

Property, equipment and machinery

Property, equipment and machinery are recorded at cost. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Database and website costs at December 31, 2015 relate to development of CAST’s website and webcast subscriber base and are amortized over 2 years upon launch of the website.

Software development costs for the year ended December 31, 2014 related to development of MCB’s website and cannabis directory. Software research and development costs were expensed as incurred. Software development costs were subject to capitalization beginning when a product’s technological feasibility had been established and ending when a product was available for general release. Software development costs were being amortized over 2 years upon launch of the website.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts. The resulting gain or loss is credited or charged to income.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 18, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. In addition, Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 19. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Due to the fact that CAST operating results were less than anticipated from the acquisition date, April 20, 2015, through December 31, 2015, we evaluated the CAST goodwill for impairment. Based on current results and our revised projection of discounted cash flow we impaired the CAST goodwill in its entirety at December 31, 2015, see Note 19. Management determined that no impairment write-downs were required as of December 31, 2014.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 13,400,000 and 15,200,000 as of December 31, 2015 and 2014, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at December 31, 2015 and 2014, respectively.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $56,097 and $202,439 for the years ended December 31, 2015 and 2014, respectively.

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

The fair value of notes receivable is based on the net present value of calculated interest and principle payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	2015	2014
Prepaid advertising costs	$-	$27,708
Prepaid legal fees	-	9,145
Prepaid insurance	3,555	-
Other prepaid costs	17,565	18,802

	$21,120	$55,655

Note 4 - Acquisition of interest in Bhang Chocolate Company, Inc. and suit seeking rescission

On January 17, 2014, the Company transitioned out of its cancer related trading dormancy by announcing its first cannabis sector letter of intent amidst significantly increased share volume and price. The Company entered into a co-operative funding agreement with Bhang Chocolate Company, Inc., effective February 28, 2014, that provided for the purchase from owners of a 60% ownership in Bhang. Mentor anticipated funding the co-operative funding agreement through unrelated debt funding. Bhang owners were to receive $9,000,000 in consideration in the first 90 days. During the first 90 days, $1,500,000 was provided to Bhang owners in cash from proceeds of warrant exercises. The lending equity group was unable to fund the loan they had announced and from which Mentor intended to primarily fund the remaining amounts due under the co-operative funding agreement. Mentor tendered the remaining $7,500,000 to the Bhang owners in freely trading shares of Mentor Common Stock per the terms of the co-operative agreement and also triggered the contract’s contingent payoff provision. The Bhang owners refused Mentor’s tender of stock and ignored the provision for long-term contingent payoff that could include normally issued common stock.

On June 24, 2014, Bhang owners unilaterally announced that Bhang was no longer doing any business with Mentor. Bhang failed to provide Mentor with Bhang share certificates evidencing the Bhang shares purchased by Mentor or provide other promised consideration to Mentor, effectively repudiating the co-operative agreement by their actions. In addition, Bhang owners have declined to return any of the $1,500,000 invested by Mentor. On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission seeking return of the $1,500,000 investment the Company made in Bhang. The parties have been ordered to undergo arbitration, which was initiated in January 2015. Arbitration is scheduled to occur in May 2016. The suit in the District Court has been stayed pending the outcome of arbitration, see Note 21.

Note 5 – Investment in account receivable

On July 8, 2014, the Company invested $90,000 in an account receivable with a face value of $117,000 which was supported by a promissory note maturing January 15, 2015 and consisted of the following at December 31, 2015 and 2014:

	2015	2014
Face value	$-	$117,000
Unamortized discount	-	(2,250)
Net balance	$-	$114,750

The note was paid and extinguished in March 2015.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 5 – Investment in account receivable (continued)

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor common stock obtained through exercise of Series D warrants at $1.60 per share. The Counterparty to the exchange agreement may elect to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants. The partial rescission election may be exercised for all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021. At this time management cannot determine the likelihood of a partial rescission. No adjustment has been made to the estimated present value or shares for this contingency.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11 year term of the agreement.

The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at December 31, 2015 and 2014:

	2015	2014
Face value	$1,287,000	$-
Unamortized discount	(674,427)	-
Net balance	612,573	-
Current portion	(92,542)	-
Long term portion	$520,031	$-

For the years ended December 31, 2015 and 2014, $67,470 and $24,750 of discount amortization is included in interest income.

Note 6 - Property and equipment

Property and equipment is comprised of the following at December 31, 2015 and 2014:

	2015	2014
Computers	$21,813	$15,187
Furniture and fixtures	21,139	19,491
Machinery and vehicles	189,335	179,375
Capitalized website costs	1,166	-
Capitalized database costs	3,000	-
Capitalized software	-	25,007
	236,453	239,060

Accumulated depreciation and amortization	(189,713)	(157,484)

Net Property and equipment	$46,740	$81,576

Depreciation and amortization expense was $35,355 and $35,524 for the years ended December 31, 2015 and 2014, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7 – Convertible note receivable

The Company advanced $100,000 to Electrum Partners, LLC (Electrum) as a convertible note receivable on March 12, 2014. Accrued interest of $7,772 and $4,942 is included in the convertible note receivable balance at December 31, 2015 and 2014, respectively. The note bore interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest increased to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum. There were no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 are required. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Note 8 – Investments and fair value

We account for our financial assets in accordance with ASC 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors: Level 1 represents assets valued at quoted prices in active markets using identical assets; Level 2 represents assets valued using significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and, Level 3 represents assets valued using significant unobservable inputs.

Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurements Using Unadjusted Quoted Market Prices	Fair Value Measurements Using Quoted Prices for Identical or Similar Assets in Active Markets	Fair Value Measurements Using Significant Unobservable Inputs	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Equity Funding Agreements
Balance at December 31, 2013	$21,320	$10,000	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	1,303	1,410	-	-
Purchases, issuances, sales, and settlements
Purchases	18,846	-	-	-
Issuances	-	-	-	-
Sales	(35,637)	(1,150)	-	-
Settlements	-	-	-	-
Balance at December 31, 2014	5,832	10,260	-	55,943

Total gains or losses
Included in earnings (or changes in net assets)	(11,442)	(10,260)	(49,834)	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-	-
Issuances	50,063	-	49,834	-
Sales	(8,013)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2015	$37,500	$-	$-	$55,943

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

As of December 31, 2015 and 2014 the weighted average contractual life for all Mentor warrants was 22.4 and 23.4 years, respectively, and the weighted average outstanding warrant exercise price was $1.88 and $1.84 per share, respectively.

During the years ended December 31, 2015 and 2014, a total of 1,795,030 and 8,018,978 warrants were exercised, respectively. There were no warrants issued during the years ended December 31, 2015 and 2014. The intrinsic value of outstanding warrants at December 31, 2015 and 2014 was $720 and $2,250, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 9 - Common stock warrants (continued)

The following table summarizes common stock warrants as of each period:

	Series A	Series B	Series C	Series D	A,B,C,D Total Warrants
Outstanding at December 31, 2013	1,188,909	5,332,981	128,180	15,312,627	21,962,697
Issued	-	-	-	-	-
Exercised	(1,188,909)	(5,328,481)	(128,180)	(807,861)	(7,453,431)
Outstanding at December 31, 2014	-	4,500	-	14,504,766	14,509,266
Issued	-	-	-	-	-
Exercised	-	-	-	(1,795,030)	(1,795,030)
Outstanding at December 31, 2015	-	4,500	-	12,709,736	12,714,236

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. The following table summarizes E, F, G and H warrants as of each period:

	Series E $1.00 exercise price	Series F $3.00 exercise price	Series G $0.65 exercise price	Series H $7.00 exercise price	E,F,G,H Total Warrants
Outstanding at December 31, 2013	107,931	369,037	88,579	689,159	1,254,706
Issued	-	-	-	-	-
Exercised	(107,931)	(369,037)	(88,579)	-	(565,547)
Outstanding at December 31, 2014	-	-	-	689,159	689,159
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding at December 31, 2015	-	-	-	689,159	689,159
Shares issued in 2014 as a result of cashless exercise	73,388	210,870	70,152	-	354,410

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 9 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the 1% partial warrant redemption authorization has been recalculated and the redemption offer repeated according to the court formula at an average exercise price of $0.32 thru December 31, 2015. The average partial redemption was approximately 64,000 warrants per month. The partial warrant redemptions will continue to be recalculated and the redemption offer repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

Note 10 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan of Reorganization, by transferring a $0.10 per share redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability. In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding.

Note 11 - Funding agreement with MicroCannaBiz, LLC, conversion to note receivable and subsequent write-off

The Company entered into a co-operative funding agreement with MCB that closed on February 18, 2014, to purchase up to a 51% interest in MCB. MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. MCB was to receive up to $200,000 in funding as Mentor received proceeds from warrant exercises. Allocation of funding to MCB was discretionary and could be reduced to $100,000 with no change in Mentor’s ownership if Mentor was dissatisfied with MCB performance. On April 13, 2015 Mentor notified MCB that the funding would be reduced to $100,000. The Company had the right, in its sole discretion, to convert the paid portion of the $100,000 equity investment in MCB to a six percent (6%) ten-year note payable to Mentor by the remaining owner of MCB in 120 equal payments of principal and interest at any time. If triggered, this provision would truncate further funding. On April 27, 2015, Mentor notified MCB that $74,000 of funding previously paid to MCB would be converted to a ten year note receivable and further funding was truncated. This conversion resulted in a gain of $35,360 in the 2nd quarter of 2015. Subsequently, the Company evaluated the inability to collect the note receivable and, as a result, the $74,000 note was impaired in its entirety in the 4th quarter of 2015 along with $2,010 of accrued and unpaid interest on the note.

Upon conversion of the funding agreement to a note receivable the assets and liabilities of MCB were deconsolidated from the consolidated financial statements as follows:

Accounts receivable	$2,966
Fixed assets, net of $3,126 accumulated depreciation	21,881
Total assets	$24,847

Accrued expenses	$6,984
Non-controlling equity	(18,778)
Mentor equity	36,641
Total liabilities and equity	$24,847

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 12 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and had a total of 400,000,000 shares of Common Stock, no par value, authorized at December 31, 2014. Effective September 24, 2015, Mentor was redomiciled as a Delaware corporation. Prior to the effective date of the merger between Mentor and Mentor Delaware, Mentor Delaware reduced the number of its authorized shares of Common Stock from 400,000,000 to 75,000,000, $0.0001 par value. There has been no change to the number of outstanding shares or warrants. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. During 2007, the Company effected a 1,000 to 1 reverse stock split on its outstanding common stock, under the authority of the Plan of Reorganization[?], and subsequent to receiving 84% shareholder approval and Board of Directors approval. During September 2008, the Company announced a stock repurchase plan which allowed for a total of 12.5% of the Company’s common shares outstanding at that time to be repurchased during future periods. All shares under the 2008 repurchase plan were repurchased as of January 2014.

At the time Mentor was redomiciled as a Delaware corporation, the common stock was adjusted to $0.0001 per share par value and $7,769,655 of the common stock previously reported at no par value was reclassified to additional paid in capital. Additional paid in capital is referred to as surplus under the Delaware General Corporation Law.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of September 30, 2015 and December 31, 2014, 44,748 and 21,848 shares have been repurchased and retired, respectively.

Preferred Stock

The Company had 100,000,000, no par, preferred shares authorized at December 31, 2014. Following redomicile of Mentor as a corporation under the laws of the State of Delaware, Mentor has 5,000,000, $0.0001 par, preferred shares authorized at September 24, 2015. No preferred shared are issued or outstanding.

Note 13 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space on a month-to-month basis in Ramona, California in San Diego County. Rent expense for the years ended December 31, 2015 and 2014 were $26,600 and $24,495, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempte, Arizona under an operating lease expiring in January 2017. Rent expense for the year ended December 31, 2015 and 2014 was $26,160 and $26,533, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through September 2018. Vehicle lease expense of $123,567 and $111,962 is included in cost of sales in the consolidated income statement for the year ended December 31, 2015 and 2014, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 13 - Lease commitments (continued)

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2015 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2016	$141,617
2017	74,380
2018	36,717
2019	14,065
2020	836

$267,615

Note 14 - Deferred revenue

Deferred revenue represents revenue for which the Company has not yet performed services for which it has received payment. At December 31, 2015 and 2014 there was deferred revenue of $866 and $0, respectively.

Note 15 - Income tax

The Company and its subsidiary, WCI, are taxed as C-Corporations for federal income tax purposes. CAST and MCB are LLCs which are disregarded entities for income tax purposes, therefore, CAST’s and MCB’s taxable income or loss is reported by their respective shareholders.

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014
Current:
Federal	$-	$35,020
State	3,163	800
	3,163	35,820
Deferred:
Federal	364,700	359,106
State	83,000	157,851
Change in valuation	(447,700)	(516,957)
Total provision (benefit)	$3,163	$35,820

The Company has net deferred tax assets resulting from a timing difference in recognition of deferred revenue and from net operating loss carryforwards.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15 - Income tax (continued)

At December 31, 2015, the Company had approximately $4,500,000 of federal net operating loss carryforwards that begin expiring in 2032, $3,170,000 of California net operating loss carryforwards that begin expiring in 2022, $1,680,000 of Arizona net operating loss carryforwards that begin expiring in 2027 and $35,000 of Georgia net operating loss carryforwards that begin expiring in 2035.

The income tax provision (benefit) differs from the amount computed by applying the US federal income tax rate of 34% to net income (loss) before income taxes for the years ended December 31, 2015 and 2014 as a result of the following:

	2015	2014
Net income (loss) before taxes	$(774,195)	$(465,126)
US federal income tax rate	34%	34%

Computed expected tax provision (benefit)	(263,226)	(158,143)
Permanent differences and other	(184,474)	(167,038)
WCI net operating losses at January 1, 2014 included in change in valuation allowance	-	(616,994)
Change in valuation	447,700	976,100
Federal income tax provision	$-	$33,925

The significant components of deferred income tax assets as of December 31, 2015 and 2014 after applying enacted corporate income tax rates are as follows:

	2015	2014

Net Operating Losses carried forward	$1,967,000	$1,639,800
Deferred revenue, deferred officer bonus, and other	188,700	68,200
Valuation allowance	(2,155,700)	(1,708,000)
	$-	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 16 - Long term debt and revolving line of credit

Long term debt

Long term debt at December 31, 2015 and 2014 consists of the following:

	2015	2014
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$1,069	$7,168

Auto loan through Ford Credit, interest at 6.64% per annum, monthly principle and interest payments of $467, maturing October 2015	-	4,087

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	29,384	38,905

Total notes payable	30,453	50,160

Less: Current maturities	(10,841)	(18,911)

	$19,612	$31,249

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly. The line of credit matures on September 4, 2016. At December 31, 2015 and 2014, the Company had $70,000 and $60,000, respectively, outstanding on the line of credit. The line is secured by a personal guarantee of WCI’s president. Interest on the line of credit for the years ended December 31, 2015 and 2014 was $3,853 and $2,844, respectively.

Note 17 - Accrued salary, accrued retirement and related party incentive fee

As of December 31, 2015 and 2014, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	2015	2014

Accrued salaries and benefits	$737,878	$716,055
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	448,415	439,751
Offset by shareholder advance	(892,502)	(1,073,405)
	$484,372	$272,982

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 17 - Accrued salary, accrued retirement and related party incentive fee (continued)

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing. After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan was never funded and was mutually rescinded on June 12, 2014. The shares remain in escrow as of the audit date. The CEO must make a public press release and post a notice on the Mentor website before he removes the shares from escrow.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $250,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The Company recorded $0 and $190,581 of accrued incentive fee and bonus expense in 2015 and 2014, respectively.

Note 18 - Purchase of additional equity in WCI

Effective January 1, 2014, Mentor purchased an additional 1% interest in WCI for $25,000 which resulted in a 51% ownership in WCI. Prior to purchasing the additional 1% interest, Mentor’s investment in WCI was recorded under the equity method. In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, Mentor remeasured its previously held equity interest at the acquisition-date fair value and recognized the resulting gain of $1,250,000 on investment in subsidiary which is included in other income and expense in the consolidated statement of operations.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 19 – Liquidity Agreement for Purchase of Investor Webcast

On April 20, 2015, the Company entered into a liquidity agreement to acquire 100% of CAST valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. The purchase price was based on projected future earnings of CAST and discounted at 17.87% (the discount rate used for the 2015 investment in installment receivable described in Note 5).

After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into Mentor common shares. The to-be-created Series B convertible preferred shares would have converted to common shares based on the following conversion formula: ((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement. Due to Mentor’s recent reincorporation in Delaware, the series B convertible preferred shares had not yet been created and therefore, a convertible security was been issued to the prior owner of CAST which could be converted to Mentor Series B convertible preferred shares once they were created.

Purchase price allocation of CAST assets and liabilities:

CAST assets and liabilities:
Current assets	$106,305
Property and equipment	4,378
Current liabilities	(107,837)
Net equity	2,846
Goodwill	466,765
Purchase valuation based on projected future earnings using 17.87% discount rate	$469,611

Actual operating results of CAST in future periods and the share price of Mentor common shares at the date of conversion would determine the number of common shares issued upon conversion of the Series B convertible preferred shares, in whole or in part. The conversion formula was to be evaluated in subsequent periods to determine if actual CAST operations result in a contingent asset or liability relating to the Series B convertible preferred shares. The Company evaluated CAST revenue and income for the period from the purchase date, April 20, 2015, to December 31, 2015 along with revised projections. The revenue and net loss realized in 2015 and the lower revised projections resulted in a fair value of $0 for the convertible security at December 31, 2015. Subsequent to year end the agreements with CAST were cancelled and terminated, resulting in a spinoff of CAST from the Company, see Note 24.

Note 20 – Purchase Agreement for Preferred Security associated with Canyon Crest Holdings, LLC

On August 21, 2015, the Company entered into an agreement where it received $120,000 in exchange for 1,200 to-be-created Series C convertible preferred shares of Mentor. The proceeds were to be used in association with CCH funding.

After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. The to-be-created Series C convertible preferred shares would have converted to common shares based on a formula related to recurring revenue and after tax profits. Due to Mentor’s recent reincorporation in Delaware, the series C convertible preferred shares had not yet been created, therefore, a convertible security was issued to the individual which would have been converted to Mentor Series C convertible preferred shares once they were created.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 20 – Purchase Agreement for Preferred Security associated with Canyon Crest Holdings, LLC (continued)

Actual operating results of CCH in future periods and the share price of Mentor common shares at the date of conversion would determine the number of common shares issued upon conversion of the Series C convertible preferred shares, in whole or in part. The conversion formula was to be evaluated in subsequent periods to determine if actual CCH operations result in a contingent asset or liability relating to the Series C convertible preferred shares. Although the funding was advanced by CCH for investment in a startup entity, the planned operations were terminated and there was $0 value to the convertible security at December 31, 2015. Subsequent to year-end the Company designated the investor of $120,000 in CCH as holder of 120,000 Series D warrants exercisable at $1.60 so that she will have the opportunity to recoup her investment, either in part or entirely.

Note 21 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Mentor lawsuit seeking rescission of co-operative funding agreement with Bhang

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 investment the Company made in Bhang. This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and a panel of arbitrators has been appointed. Arbitration is scheduled to occur in May 2016. The Company intends to continue to vigorously pursuing return of its $1,500,000. See Note 4.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action. Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor. The final outcome of the arbitration is not known at this time. The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

In July 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price for shares of Mentor’s common stock purchased from the CEO of Bhang. The Company was not a party to this transaction and intends to vigorously defend itself against all claims in this case. On August 6, 2015, Mentor filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor. On September 29, 2015, plaintiffs filed a Second Amended Complaint. On October 13, 2015, Mentor and its co-defendants filed a motion to dismiss all causes of action brought by the plaintiffs against Mentor and its co-defendants. On November 24, 2015, Mentor filed a motion requesting sanctions against plaintiffs and their counsel for violations of Federal Rule of Civil Procedure Rule 11. Among other issues, the court has set a hearing on April 7, 2016 to hear Mentor’s motion to dismiss the Second Amended Complaint and request for sanctions against plaintiffs and their counsel.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 21 – Commitments and contingencies (continued)

Mentor lawsuit seeking return of loan commitment fee

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014. The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The court entered a default against the defendant. On March 1, 2016, Mentor was granted a judgment in the amount of $746,500.29 against defendant and Mentor now intends to collect on this judgment. The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit.

Note 22 – Segment Information

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

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
2015
Net sales	$98,533	$2,463,225	$-	$2,561,758
Income before taxes	(608,833)	71,578	(224,377)	(761,632)
Interest income	9,318	-	65,732	75,050
Interest expense	-	18,910	(3,278)	15,632
Total assets	1,673,616	1,131,481	1,469,964	4,275,061
Property additions	2,026	9,959	6,036	18,021
Depreciation and amortization	1,568	30,004	3,783	35,355

2014
Net sales	5,390	2,144,176	-	2,149,566
Income before taxes	(69,332)	76,067	(471,861)	(465,126)
Interest income	4,942	-	30,706	35,648
Interest expense	-	21,387	(551)	20,836
Total assets	1,626,566	1,106,498	1,261,326	3,994,390
Property additions	44,978	25,007	7,103	77,088
Depreciation and amortization	3,126	29,948	2,450	35,524

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 22 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2015 and 2014, as presented in the consolidated income statements:

	2015	2014
Operating loss	$(772,213)	$(1,086,198)
Gain recognized on purchase of majority interest in WCI	-	1,250,000
Decrease in fair value of convertible securities liability	589,611	-
Interest income	75,050	35,648
Interest expense	(15,632)	(20,836)
Goodwill impairment	(466,765)	-
Loan costs	-	(635,851)
Realized gain (loss) on investments	(131,458)	(7,181)
Gain on conversion of investment in MicroCannaBiz to note receivable	35,360	-
Loss on impairment of MicroCannaBiz note receivable and accrued interest	(76,010)	-
Gain (loss) on equipment disposals	-	(873)
Other income	424	165
Income before income taxes	$(761,632)	$(465,126)

Note 23 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31 were as follows:

	2015	2014
Marketable securities
Beginning balance	$-	$-

Gains (losses) on available for sale securities	(12,563)	-
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	(12,563)	-

(Gains) Losses reclassified from AOCI to net income	-	-
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to net income	-	-

Other comprehensive income (loss), net of tax	(12,563)	-

Ending balance	$(12,563)	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 24 - Subsequent events

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement with the prior owner of CAST were cancelled and terminated, resulting in a spinoff of CAST from the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the agreement. However, the CAST business has not evolved as quickly as CAST owners expected and the result of the conversion formula is currently a negative number less than zero. Therefore, the parties by mutual consent dissolved their relationship. CAST received assets valued at $7,408 and assumed liabilities of $17,587. Mentor forgave an intercompany note receivable from CAST of $22,825 and $14,142 of intercompany overhead receivable from CAST.

Subsequent to year-end the first installment payment of $117,000 on the investment in account receivable was due. Mentor received a cash payment of $26,000 and entered into an agreement to loan $91,000 back to the counterparty of the installment agreement. The loan bears interest at the minimum federal rate of 0.75% per annum, simple interest, with principal and interest due and payable in full 180 days following the demand thereof.

In March 2016, Mentor designated an individual to be able to redeem 120,000 already outstanding unexercised Series D warrants. Under the Plan of Reorganization referred to in Note 10, the Company or its designee may redeem warrants that are not exercised timely. These warrants may be exercised at the $1.60 per warrant exercise price plus a $0.10 warrant redemption fee. The individual designated had previously invested in Mentor’s to-be-created Series C convertible preferred shares. The convertible security was tied to the operations of CCH which has been disbanded, see description under Current Business in Note 1. The designation of the investor to redeem warrants gives the investor the future potential to recover a portion or all of the amount invested in CCH operations.

If any called warrants are not exercised, the Company has the duty to eventually designate the warrants to new holders who pay a $0.10 per warrant redemption fee as discussed further in Note 10. During the period from January 1, 2016 through March 10, 2016, the Company received $56,350 in warrant redemption fees from designees for 563,500 warrants.