Form 10-Q
period 2016-03-31
Mentor Capital, Inc.
filed 2016-05-10
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 26, 2016, there were 17,302,591shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

_______________________________________________________________________________________________________

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$204,010	$73,679
Accounts receivable, net	310,152	360,841
Note receivable	91,095	-
Other receivables	19,459	19,459
Prepaid expenses and other current assets	14,907	21,120
Investments in securities, at fair value	-	37,500
Investment in accounts receivable, current portion, net of discount	46,197	92,542
Employee advances	4,009	3,677

Total current assets	689,829	608,818

Convertible note receivable	107,772	107,772

Property and equipment
Property and equipment	237,567	236,453
Accumulated depreciation and amortization	(193,789)	(189,713)

Property and equipment, net	43,778	46,740

Other assets
Investment in account receivable, net of discount and current portion	473,834	520,031
Receivable - Bhang Corporation and shareholders	1,500,000	1,500,000
Deposits	9,575	9,575
Long term investments	55,943	55,943
Goodwill	1,426,182	1,426,182

Total other assets	3,465,534	3,511,731

Total assets	$4,306,913	$4,275,061

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

_______________________________________________________________________________________________________

	March 31,	December 31,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$146,421	$118,922
Accrued expenses	183,410	195,566
Related party loans	25,000	-
Deferred revenue	-	866
Line of credit	60,000	70,000
Current portion of long term debt	9,015	10,841

Total current liabilities	423,846	396,195

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	597,869	484,372
Long term debt, net of current portion	46,446	19,612

Total long-term liabilities	644,315	503,984

Total liabilities	1,068,161	900,179

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 16,649,941 and 16,254,941 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,665	1,625
Additional paid in capital	8,066,616	8,023,206
Accumulated deficit	(4,654,278)	(4,451,969)
Accumulated other comprehensive income (loss), net of tax	-	(12,563)
Non-controlling interest	(175,251)	(185,417)

Total shareholders' equity	3,238,752	3,374,882

Total liabilities and shareholders' equity	$4,306,913	$4,275,061

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

For The Three Months Ended March 31, 2016 and 2015

_______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2016		2015
Revenue
Service fees		$642,844		$573,850
Webcast revenue		450		-

Total revenue		643,294		573,850

Cost of sales		394,432		335,913

Gross profit		248,862		237,937

Selling, general and administrative expenses		430,358		421,254

Operating income (loss)		(181,496)		(183,317)

Other income and (expense)
Interest income		27,247		2,389
Loss on disposal of Investor Webcast assets and liabilities		(345)		-
Interest expense		(11,868)		(4,000)
Gain (loss) on investments		(21,944)		1,339
Other income (expense)		(738)		-

Total other income and (expense)		(7,648)		(272)

Income (loss) before provision for income taxes		(189,144)		(183,589)

Provision for income taxes		3,000		-

Net income (loss)		(192,144)		(183,589)

Gain (loss) attributable to non-controlling interest		10,165		24,120

Net income (loss) attributable to Mentor		$(202,309)		$(207,709)

Basic and diluted net income (loss) per Mentor common share:
Basic		$(0.012)		$(0.014)
Diluted	$	N/A *	$	N/A *

Weighted average number of shares of Mentor common stock outstanding:
Basic		16,353,691		14,539,270
Diluted		N/A *		N/A *

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2016 and 2015

_______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(202,238)	$(500,945)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	12,563	-

Comprehensive income	$(189,675)	$(500,945)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For The Three Months Ended March 31, 2016 and 2015

_______________________________________________________________________________________________________

	For the Three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(192,144)	$(183,589)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	5,938	7,494
Amortization of discount on investment in account receivable	(24,458)	(2,250)
Loss on disposal of Investor Webcast assets and liabilities	345	-
Accrued investment interest income	(95)	(326)
Investment loss	21,944	-
Decrease (increase) in operating assets
Accounts receivable - trade	50,499	(838)
Prepaid expenses and other current assets	3,328	14,655
Employee advances	(1,344)	1,200
Increase (decrease) in operating liabilities
Accounts payable	32,926	(11,303)
Accrued expenses	(11,736)	(18,750)
Deferred revenue	350	-
Borrowing on line of credit	(10,000)	-
Accrued salary, retirement and benefits - related party	113,498	32,172

Net cash provided by (used by) operating activities	(10,949)	(161,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,297)	(1,221)
Securities purchased	-	(2,339)
Cash paid at Investor Webcast disposition	(550)	-
Proceeds from securities sold	28,669	1,053
Receipt of investment in receivable	26,000	117,000

Net cash provided by (used by) investing activities	47,822	114,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	43,450	99,855
Short term loan from related parties	25,000	-
Payments on long-term debt	(3,492)	(5,187)
Proceeds from debt	28,500	-
Non-controlling interest distribution	-	(25,060)

Net cash provided by (used by) financing activities	93,458	69,608

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

For The Three Months Ended March 31, 2016 and 2015

_______________________________________________________________________________________________________

	For the Three Months
	Ended March 31,
	2016	2015

Net change in cash	$130,331	$22,566

Beginning cash	73,679	326,228

Ending cash	$204,010	$348,794

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$10,700	$1,852

Cash paid for income taxes	$600	$-

NON-CASH INVESTING AND FINANCING TRANSACTION:

Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(105,400)	$(24,074)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 1 - Nature of operations

Corporate Structure Overview Since 1985

Mentor Capital, Inc. (“Mentor” or “the Company”), which reincorporated under the laws of the State of Delaware in late 2015, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and was originally incorporated under the laws of the State of California on July 29, 1994.On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. On June 30, 2015, a vote of the holders of a majority of outstanding shares entitled to vote approved an Agreement and Plan of Merger providing for the merger of Mentor with Mentor Delaware and in which Mentor Delaware was the surviving entity. The merger was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

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

Effective January 1, 2014, Mentor purchased an additional 1% interest in Waste Consolidators, Inc. (“WCI”) for $25,000 which resulted in a 51% ownership in WCI. WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the condensed consolidated financial statements presented.

On February 18, 2014, the Company signed an agreement to purchase a 51% interest in MicroCannaBiz, LLC (“MCB”), for $200,000.MCB is a Limited Liability Company organized in Florida in January 2014 which began operations in June 2014.MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. On April 27, 2015, Mentor converted its equity contribution of $74,000 to a ten year note receivable from MCB and MCB’s remaining member as provided in the funding agreement. The Company was not successful in collecting on the note receivable and after consultation with collection attorneys, the note was impaired in its entirety in November 2015.

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded by Mentor on August 11, 2014, see Note 4 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement. Amounts paid to Bhang and its owners are reported as Receivable from Bhang Chocolate Company and its shareholders in the consolidated balance sheet at March 31, 2016 and December 31, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 1 - Nature of operations (continued)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Investor Webcast, LLC, was formed as a Delaware limited liability company subsidiary to hold the assets of CAST. CAST works to provide cannabis related public and private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into Mentor common shares, See Note 17.At the time CAST was acquired Mentor was awaiting approval to reincorporate in Delaware and the Series B convertible preferred shares had not yet been created. Therefore, a convertible security was issued to the prior owner of CAST which could be converted to Mentor Series B convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. At the acquisition date the Company estimated a convertible security liability of $469,611 however, based on the operating results of CAST from the acquisition date, April 20, 2015, through December 31, 2015, in conjunction with revised projected revenue over the next five years, we valued the convertible security liability at $0 as of December 31, 2015.On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement with the prior owner of CAST were cancelled and terminated, resulting in a spinoff of CAST assets and liabilities to the prior CAST owner.

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided will include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services. Operations of CCH are included in the condensed consolidated from the date of inception (June 25, 2015) through December 31, 2015.CCH has had no operating activity during the three months ended March 31, 2016.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual with a long relationship with CCH operating management purchased to-be-created Mentor Series C convertible preferred shares for $120,000.After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares, See Note 18.At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. Mentor loaned the invested funds to CCH who advanced the $120,000 to fund costs of the startup entity, however, due to internal disagreement between the startup entity’s managers, one of whom was personally known for many years by the investing individual, the planned startup operation has been disbanded and the intended funding agreement between Mentor and CCH management was never fully consummated. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security is $0 at both March 31, 2016 and December 31, 2015.In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee so that she will have the opportunity to receive recovery for a portion or all of the amount invested by her in CCH.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $4,654,278 as of March 31, 2016. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity.

These factors have raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 12.3 million warrants outstanding, any fraction of which the Company can reset the exercise price substantially below the current market price, see Note 9.

The Company raised approximately $43,450 from partial warrant redemptions from January 1, 2016 through March 31, 2016, see Note 9. The Company estimates it has adequate cash reserves to support three to six months of operation. Management's plans include increasing revenues through acquisition, investment, and organic growth. This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2016 and December 31, 2015.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2016 and December 31, 2015, the Company has recorded an allowance in the amount of $15,310 and $15,310, respectively.

Other current receivables

CCH advanced funds to Market Trend Analytics, LLC (“MTA”), in anticipation of investing in a cannabis related operation that was never consummated, see Note 18.CCH has recorded receivables for amounts advanced to two managing members of MTA which are due in the next 12 months and do not bear interest. The total other current receivable was $19,459 at both March 31, 2016 and December 31, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Convertible note receivable

The convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $7,772 and $7,772 at March 31, 2016 and December 31, 2015, respectively. The loan matures March 12, 2022 and bore interest at 5% per annum from March 12, 2014 to September 12, 2015, at which time the interest increased to 10% annual interest.

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

Investment in account receivable, net of discount

The Company invested $90,000 for an account receivable and promissory note in the amount of $117,000 on July 8, 2014 which was due on or before January 15, 2015.The note was paid and extinguished in March 2015.On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor common stock obtained through exercise of Series D warrants at $1.60 per share.

The investments were recorded at face value with an offsetting discount at the time of purchase or exchange. The discount is amortized to interest income over the term of the notes.

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB. As of March 31, 2014 and December 31, 2015, the note has been entirely impaired.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 18, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. In addition, Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 17.The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Due to the fact that CAST operating results were less than anticipated from the acquisition date, April 20, 2015, through December 31, 2015, we evaluated the CAST goodwill for impairment. Based on current results and our revised projection of discounted cash flow we impaired the CAST goodwill in its entirety at December 31, 2015, see Note 17.There have been no changes in circumstances for the quarter ended March 31, 2016.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 13,008,395 and 14,971,685 as of March 31, 2016 and 2015, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at March 31, 2016 and 2015, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $2,541 and $27,145 for the three months ended March 31, 2016 and 2015, respectively.

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

Fair value measurements (continued)

The Fair Value Measurements and Disclosure Topic establish a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. These three general valuation techniques that may be used to measure fair value are as follows: Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources. Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models).Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

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

The fair value of notes receivable are based on the net present value of calculated interest and principle payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2016	December 31, 2015
Prepaid health insurance	$3,009	$3,555
Other prepaid costs	11,898	17,565
	$14,907	$21,120

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

On June 24, 2014, Bhang owners unilaterally announced that Bhang was no longer doing any business with Mentor. Bhang failed to provide Mentor with Bhang share certificates evidencing the Bhang shares purchased by Mentor or provide other promised consideration to Mentor, effectively repudiating the co-operative agreement by their actions. In addition, Bhang owners have declined to return any of the $1,500,000 paid by Mentor. On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission seeking return of the $1,500,000 paid by the Company to Bhang and its owners. The parties have been ordered to undergo arbitration, which was initiated in January 2015. Arbitration is scheduled to occur in May 2016. The suit in the District Court has been stayed pending the outcome of arbitration, see Note 19.

Note 5 – Investment in account receivable

On July 8, 2014, the Company invested $90,000 in an account receivable with a face value of $117,000 which was supported by a promissory note maturing January 15, 2015.The note was paid and extinguished in March 2015.For the three months ended March 31, 2016 and 2015, $0 and $2,250 of discount amortization is included in interest income.

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor stock obtained through exercise of series D warrants at $1.60 per share. The Counterparty to the exchange agreement may elect to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants. The partial rescission election may be exercised for all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021.At this time management cannot determine the likelihood of a partial rescission. No adjustment has been made to the estimated present value or shares for this contingency.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 5 – Investment in account receivable (continued)

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

	March 31, 2016	December 31, 2015
Face value	$1,170,000	$1,287,000
Unamortized discount	(649,969)	(674,427)
Net balance	520,031	612,573
Current portion	(46,197)	(92,542)
Long term portion	$473,834	$520,031

In January 2016 the first installment payment of $117,000 on the investment in account receivable was due. Mentor received a cash payment of $26,000 and entered into an agreement to loan $91,000 back to the counterparty of the installment agreement. The loan bears interest at the minimum federal rate of 0.75% per annum, simple interest, with principal and interest due and payable in full 180 days following the demand thereof.

For the three months ended March 31, 2016 and 2015, $24,458 and $0 of discount amortization is included in interest income, respectively.

Note 6 - Property and equipment

Property and equipment is comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Computers	$22,251	$21,813
Furniture and fixtures	20,712	21,139
Machinery and vehicles	194,604	189,335
Capitalized website costs	-	1,166
Capitalized database costs	-	3,000
	237.567	236,453
Accumulated depreciation and amortization	(193,789)	(189,713)

Net Property and equipment	$43,778	$46,740

Depreciation and amortization expense was $5,938 and $7,493 for the three months ended March 31, 2016 and 2015, respectively.

Note 7 – Convertible note receivable

The Company advanced $100,000 to Electrum Partners, LLC (Electrum) as a convertible note receivable on March 12, 2014.Accrued interest of $7,772 and $7,772 is included in the convertible note receivable balance at March 31, 2016 and December 31, 2015, respectively. The note bore interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest increased to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum. There were no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,290 are required. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurements Using Unadjusted Quoted Market Prices	Fair Value Measurements Using Quoted Prices for Identical or Similar Assets in Active Markets	Fair Value Measurements Using Significant Unobservable Inputs	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Equity Funding Agreements
Balance at December 31, 2014	$5,832	$10,260	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(11,442)	(10,260)	(49,834)	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-	-
Issuances	50,063	-	49,834	-
Sales	(8,013)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2015	37,500	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(8,831)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(28,669)	-	-	-
Settlements	-	-	-	-
Balance at March 31, 2016	$-	$-	$-	$55,943

Note 9 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 9 - Common stock warrants (continued)

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 10.All such changes in the exercise price of Series A, B, C and D warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014.Exercise prices in effect at January 1, 2015 and through March 31, 2016 for Series B and Series D warrants are as follow:

	Series B	Series D
January 1, 2015	$ 0.11	$ 1.60

At November 8, 2009, the Company entered into an Investment Banking agreement with Network One Securities, LLC and a related Strategic Advisory Agreement with Lenox Hill Partners, LP with regard to a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 81,699 Series E ($1) Warrants, 369,037 Series F ($3) Warrants, 85,579 Series G ($0.65) Warrants and 689,159 Series H ($7) Warrants, all with a 30 year life. The warrants are subject to cashless exercise based upon the ten day trailing closing bid price preceding the exercise as interpreted by the Company. The fair value of the warrants issued under the agreements was estimated on the date of the issuance using the Black-Scholes option pricing model. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock price. The average expected life is based on the contractual term of the warrant and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Series E, Series F and Series G warrants were exercised during 2014.

The following table provides the assumptions used to value the options granted and warrants issued using the Black-Scholes option pricing model:

	Series E	Series F
	and G	and H
Stock price volatility	111.60%	111.60%
Risk-free rate of return	4.26%	4.26%
Annual dividend yield	0.00%	0.00%
Expected life (in years)	0.5	3.0

As of March 31, 2016 and December 31, 2015 the weighted average contractual life for all Mentor warrants was 22.2 years and 22.4 years, respectively, and the weighted average outstanding warrant exercise price was $1.89 and $1.88 per share, respectively.

During the three months ended March 31, 2016 and 2015, a total of 395,000 and 1,187,847 warrants were exercised, respectively. There were no warrants issued during the periods ended March 31, 2016 and 2015.The intrinsic value of outstanding warrants at March 331, 2016 and 2015 was $1,710 and $2,835, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 9 - Common stock warrants (continued)

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B, D Total Warrants
Outstanding at December 31, 2014	4,500	14,504,766	14,509,266
Issued	-	-	-
Exercised	-	(1,795,030)	(1,795,030)
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(395,000)	(395,000)
Outstanding at March 31, 2016	4,500	12,314,736	12,319,236

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009.Series E, F and G warrants were exercised in 2014.The following table summarizes H warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2014	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2016	689,159

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 140,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents to redeem the warrant and then exercise the series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 day exercise period, plus the 10 cent fee. In successive months, the 1% partial redemption authorization has been recalculated and repeated according to the court formula at an average exercise price of $0.262 thru March 31, 2016.The partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

Note 10 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability. In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. Once the Series B and D warrants have been fully redeemed the fees will be likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant liability to former holders from amounts due him which are sufficient to cover the redemption fee at March 31, 2016 and December 31, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 11 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and had a total of 400,000,000 shares of Common Stock, no par value, authorized at December 31, 2014.Effective September 24, 2015, Mentor was redomiciled as a Delaware corporation. Prior to the effective date of the merger between Mentor and Mentor Delaware, Mentor Delaware reduced the number of its authorized shares of Common Stock from 400,000,000 to 75,000,000, $0.0001 par value. There has been no change to the number of outstanding shares or warrants. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. During 2007, the Company effected a 1,000 to 1 reverse stock split on its outstanding common stock, under the authority of the Plan of Reorganization, and subsequent to receiving 84% shareholder approval and Board of Directors approval. During September 2008, the Company announced a stock repurchase plan which allowed for a total of 12.5% of the Company’s common shares outstanding at that time to be repurchased during future periods. All shares under the 2008 repurchase plan were repurchased as of January 2014.

At the time Mentor was redomiciled as a Delaware corporation, the common stock was adjusted to $0.0001 per share par value and $7,769,655 of the common stock previously reported at no par value was reclassified to additional paid in capital. Additional paid in capital is referred to as surplus under the Delaware General Corporation Law.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of March 31, 2016 and December 31, 2015, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

The Company had 100,000,000, no par, preferred shares authorized at December 31, 2014.Following redomicile of Mentor as a corporation under the laws of the State of Delaware, Mentor has 5,000,000, $0.0001 par, preferred shares authorized effective September 24, 2015.No preferred shared are issued or outstanding.

Note 12 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space on a month-to-month basis in Ramona, California in San Diego County. Rent expense for the three months ended March 31, 2016 and 2015 were $6,750 and $4,100, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2017.Rent expense for the three months ended March 31, 2016 and 2015 was $6,633 and $6,540, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through September 2018.Vehicle lease expense is included in cost of sales in the condensed consolidated income statement. Vehicle lease expense for the three months ended March 31, 2016 and 2015 was $37,485 and $21,400, respectively.

WCI entered into two operating leases for office equipment in 2015 which expire in February and April 2020.Equipment lease expense was $639 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 12 - Lease commitments (continued)

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2015 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2016	$141,617
2017	74,380
2018	36,717
2019	14,065
2020	836

$267,615

Note 13 - Deferred revenue

Deferred revenue represents revenue for which the Company has not yet performed services for which it has received payment. At March 31, 2016 and December 31, 2015, the Company had deferred revenue of $0 and $866, respectively.

Note 14 - Long term debt and revolving line of credit

Long term debt

	March 31, 2016	December 31, 2015
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$-	$1,069

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	26,961	29,3845

Loan through LoanMe, Inc., interest at 94% per annum, monthly principle and interest payments of $2,233, maturing March 1, 2026. **	28,500	-
Total long term debt	55,461	30,453

Less: Current maturities	(9,015)	(10,841)

	$46,446	$19,612

** Although the loan does not mature until 2026, the Company intends to pay the loan to LoanMe, Inc. off in 2016.

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly. The line of credit matures on September 4, 2016. At March 31, 2016 and December 31, 2015, the Company had $60,000 outstanding on the line of credit. The line is secured by a personal guarantee of WCI’s president. Interest on the line of credit for the three months ended March 31, 2016 and, 2015 was $2,946 and $1,678, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 15 - Accrued salary, accrued retirement and incentive fee - related party

As of March 31, 2016 and December 31, 2015, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	March 31, 2016	December 31, 2015

Accrued salaries and benefits	$743,809	$737,878
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	450,581	448,415
Offset by shareholder advance	(787,102)	(892,502)
	$597,869	$484,372

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.

After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan was mutually rescinded on June 12, 2014, and the shares remain in escrow. In an OTC Markets news service announcement, the CEO stated that his shares will be moved from a purely voluntary escrow to a 10b5-1 Plan under third party control to more formally preclude any directed share sales by him when non-public information is known.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000.The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The Company recorded $0 of accrued incentive fee and bonus for each of the three months ended March 31, 2016 and 2015.

Note 16 – Related Party Loans

The Company borrowed $15,000 from an employee in January of 2016 at 10% interest for three months. Accrued interest of $1,500 is included in accrued liabilities in the condensed consolidated balance sheets at March 31, 2016.The loan balance and accrued interest was repaid subsequent to March 31, 2016, in April 2016.In addition, the Company’s CEO, Chet Billingsley loaned the Company $10,000 for three months with no interest. The loan from the Company’s CEO was also repaid subsequent to March 31, 2016, in April 2016.

Note 17 – Liquidity Agreement for Purchase of Investor Webcast, LLC and Subsequent Termination

On April 20, 2015, the Company entered into a liquidity agreement to acquire 100% of CAST valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. The purchase price is based on projected future earnings of CAST and discounted at 17.87% (the discount rate used for the 2015 investment in installment receivable described in Note 5).

After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into Mentor common shares. The to-be-created Series B convertible preferred shares would have converted to common shares based on the following conversion formula:((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement. Due to Mentor’s recent reincorporation in Delaware, the series B convertible preferred shares had not yet been created and therefore, a convertible security was been issued to the prior owner of CAST which could be converted to Mentor Series B convertible preferred shares once they were created.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 17 – Liquidity Agreement for Purchase of Investor Webcast and Subsequent Termination (continued)

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

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement with the prior owner of CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the agreement. However, the CAST business has not evolved as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship. The CAST prior owner received assets valued at $7,408, assumed liabilities of $7,063 as follows:

CAST assets and liabilities disposed:
Liabilities:
Accounts payable	$5,427
Accrued expenses	420
Deferred revenue	1,216
Total liabilities transferred	7,063
Assets:
Prepaid expenses	2,885
Accounts receivable, net of $10,000 allowance	190
Employee advance	1,013
Fixed assets, net of accumulated depreciation	3,320
Total assets disposed	7,408
Loss on disposition of assets and liabilities	$(345)

Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST. In addition, Mentor paid $500 to the prior owner and $50 to prior employees.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 18 – Purchase Agreement for Preferred Security associated with Canyon Crest Holdings, LLC

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

Actual operating results of CCH in future periods and the share price of Mentor common shares at the date of conversion would determine the number of common shares issued upon conversion of the Series C convertible preferred shares, in whole or in part. The conversion formula was to be evaluated in subsequent periods to determine if actual CCH operations result in a contingent asset or liability relating to the Series C convertible preferred shares. Although the funding was advanced by CCH for investment in a startup entity, the planned operations were terminated and there was $0 value to the convertible security at both March 31, 2015 and December 31, 2015.The Company recorded a $120,000 gain on the decrease in the fair value of convertible securities and a loss in investment of $97,400 in the fourth quarter of 2014.

In March 2016, Mentor designated the individual investor that was to receive Mentor’s to-be-created Series C preferred shares to be able to redeem 120,000 already outstanding unexercised Series D warrants. Under the Plan of Reorganization referred to in Note 10, the Company or its designee may redeem warrants that are not exercised timely. These warrants may be exercised at the $1.60 per warrant exercise price plus a $0.10 warrant redemption fee. The designation of the investor to redeem warrants gives the investor the future potential to recover a portion or all of the amount invested in CCH operations.

Note 19 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 19 – Commitments and contingencies (continued)

Mentor lawsuit seeking rescission of co-operative funding agreement with Bhang

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 paid by the Company to Bhang and its owners. This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and a panel of arbitrators has been appointed. Arbitration is scheduled to occur in May 2016.The Company intends to continue to vigorously pursuing return of its $1,500,000.See Note 4.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action. Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor. The final outcome of the arbitration is not known at this time. The Company was not a party to this transaction and intends to vigorously defend itself against all claims.

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

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014.The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The defendant defaulted and the Company intends to prove its damages, take a judgment, and pursue collecting its damages from the defendant and other involved parties. The Company plans to continue to vigorously pursue return of its $621,250.The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit.

Mentor lawsuit seeking return of loan commitment fee

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014.The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The court entered a default against the defendant. On March 1, 2016, Mentor was granted a judgment in the amount of $746,500 against defendant and Mentor now intends to collect on this judgment. The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 20 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the convertible note receivable and accrued interest from Electrum, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their trash related operating costs. The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
Three months ended March 2016
Net sales	$450	$642,844	$-	$643,294
Income before taxes	4,094	20,745	(213,983)	(189,144)
Interest income	2,694	-	24,553	27,247
Interest expense	-	4,316	7,552	11,868
Total assets	1,607,772	1,123,451	1,575,690	4,306,913
Property additions	-	5,268	1,029	6,297
Depreciation and amortization	1,568	30,004	(25,634)	5,938

Three months ended March 2015
Net sales	-	573,850	-	573,850
Income before taxes	174	49,225	(232,988)	(183,589)
Interest income	174	-	2,215	2,389
Interest expense	-	4,774	(774)	4,000
Total assets	1,626,740	1,114,834	1,140,954	3,882,528
Property additions	-	-	1,221	1,221
Depreciation and amortization	-	6,810	683	7,493

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2016	2015
Operating loss	$(181,496)	$(183,317)
Interest income	27,247	2,389
Interest expense	(11,868)	(4,000)
Gain (loss) on investments	(37,279)	1,339
Gain on spinoff of Investor
Webcast assets and liabilities	14,990	-
Other expense	(738)	-

Income before income taxes	$(189,144)	$(183,589)

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

_______________________________________________________________________________________________________

Note 21 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
Marketable securities	2016	2015

Beginning balance	$(12,563)	$-

Gains (losses) on available for sale securities	-	-
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	-	-

(Gains) Losses reclassified from AOCI to net income	12,563	-
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to net income	12,563	-

Other comprehensive income (loss), net of tax	12,563	-

Ending balance	$-	$-

Note 22 – Subsequent events

Effective April 4, 2016 Mentor Capital, Inc. entered into a certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“Larson”), by which Mentor's to be formed subsidiary, Mentor IP, LLC, (“MCIP”) obtained an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. Moreover, MCIP is expected to receive exclusive licensing rights in the United States for THC and CBD cannabis vape pen licensing, contingent upon the approval of the United States patent application for the same. Mentor agreed to pay $100,000 prior to July 15, 2016, to pay $25,000 of charges advanced by Larson for early patent work and $75,000 for continuing international patent work. Mentor paid Larson $12,500 on April 4, 2016 and $12,500 on April 26, 2016.

MCIP was organized under the laws of South Dakota on April 18th 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015.The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and 2015 and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owned 50% in 2013 and purchased an additional 1%, effective January 1, 2014, for a 51% interest. WCI is included in the consolidated financial statements for the three months ended March 31, 2016 and 2015.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB. MCB was formed in January 2014 and began operations in June 2014.From the date of formation through May 2014, MCB’s efforts were devoted to organization and development. MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. MCB did not provide financial information for the first quarter of 2015 and in April 2015, Mentor notified MCB that it was exercising its option to convert its equity in MCB to a ten year note receivable for $74,000 from the majority owner of MCB as provided in the funding agreement. The note receivable bore interest at 6% and was payable in monthly installments. However, the Company has been unable to collect on the note receivable and $2,010 of accrued interest, therefore, due to the uncertainty of collection we have impaired the note receivable and accrued interest in its entirety at December 31, 2015.The effect of not including MCB operations for the first quarter of 2015 in the condensed consolidated financial statements are considered insignificant. The 2015 conversion from equity to the note receivable resulted in a gain on conversion of $35,360.The investment loss recognized on the impairment of the note receivable plus accrued interest was $76,010, for a net loss on the MCB investment of $40,650 for the year ended December 31, 2015.

Bhang Chocolate Company, Inc. (Bhang)

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, also known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and Mentor’s subsequent rescission of the agreement and lawsuit seeking return of the amounts paid to Bhang and its owners. Amounts paid to Bhang and its owners are reported as Receivable from Bhang Chocolate Company and its owners in the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015, pending the outcome of the legal arbitration.

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor common stock. The to-be-created Series B convertible preferred shares were to convert to shares of Mentor’s common stock based on the following conversion formula:((3.3 times CAST recurring revenue) + (20 times CAST after tax profit) divided by 2) plus cash minus liabilities, for the preceding four calendar quarters, as defined in the agreement. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security at December 31, 2015 is $0.

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement with the prior owner of CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the agreement. However, the CAST business has not evolved as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship. The CAST prior owner received assets valued at $7,408, assumed liabilities of $17,587 and received $500.Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST.

Electrum Partners, LLC (Electrum)

The Company advanced $100,000 to Electrum as a convertible note receivable on March 12, 2014.Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity.

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided will include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services. Operations of CCH are included in the condensed consolidated financial statements from the date of inception (June 25, 2015) through September 30, 2015.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual with a long relationship with CCH operating management purchased to-be-created Mentor Series C convertible preferred shares for $120,000.After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. Mentor loaned the invested funds to CCH who advanced the $120,000 to fund costs of the startup entity, however, due to internal disagreement between the startup entity’s managers, one of whom was personally known for many years by the investing individual, the planned startup operation has been disbanded and the intended funding agreement between Mentor and CCH management was never fully consummated. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security is $0 at both March 31, 2016 and December 31, 2015.In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee so that she will have the opportunity to receive recovery for a portion or all of the amount invested by her in CCH.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold the investment in patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into a certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“Larson”), by which Mentor's to be formed subsidiary, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. Moreover, MCIP is expected to receive exclusive licensing rights in the United States for THC and CBD cannabis vape pen licensing, contingent upon the approval of the United States patent application for the same. .

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenues

Revenue for the three months ended March 31, 2016 was $643,294 compared to $573,850 for the three months ended March 31, 2015 (“the prior year period”), an increase of $69,444 or 12%.This increase is due to an increase in WCI monthly service fees of $68,994, and revenue of $450 from CAST which was acquired in April 2015.

Gross profit

Gross profit for the three months ended March 31, 2016 was $246,839 compared to $237,937 for the prior year period. Cost of goods sold relate primarily to WCI who experienced gross profit of 38.7% for the three months ended March 31, 2016 compared to 41.5% for the prior year period, a decrease of (2.8%).This was due to an increase in salaries, labor and related costs of 3.3% of revenue, an increase in fleet lease costs of 2.1% of revenue, offset by a decrease in fuel costs as a percent of revenue of (0.7%), a decrease in vehicle repairs as a percent of revenue of (0.9%) and a decrease in other costs as a percent of revenue of (1%).

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2016 was $430,358 compared to $421,254 for the prior year period, an increase of $9,104.The increase is due to a $16,500 increase in management fees, and an increase in other selling, general administrative expenses of $2,825, partially offset by a decrease of ($10,221) in professional fees in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($7,648) for the three months ended March 31, 2016 compared to ($272) for the prior year period, a decrease of ($7,376).The decrease is due to a ($20,605) increase in loss on investments, a ($7,868) increase in interest expense, a ($345) loss on the disposal of CAST assets and liabilities to the prior owner, and an increase of ($738) in other expenses, partially offset by $$24,858 increase in interest income.

Net results

The net result for the three months ended March 31, 2016 was a loss attributable to Mentor of ($202,309) or ($0.012) per common share compared to net loss attributable to Mentor of ($207,709) or ($0.014) per common share in the prior year period. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At March 31, 2016, we had cash and cash equivalents of $204,010 and a working capital of $265,983.Operating cash outflows during the three months ended March 31, 2016 were ($10,949), inflows from investing activities were $47,822, and inflows from financing activities were $93,458.We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At March 31, 2016 we had cash of $204,010 and a working capital of $265,983.Operating cash outflows in the three months ended March 31, 2016 were ($10,949), including ($192,144) of net loss plus $5,938 of non-cash depreciation and amortization less ($24,458) of non-cash amortization of discount on investment in account receivable, less (95) of accrued investment interest income, plus non-cash gain on disposal of CAST assets and liabilities of $345, plus $21,944 of non-cash investment loss. Cash provided by decrease in operating assets was $52,483 and cash provided by increases in operating liabilities was $125,038.Cash inflows from investing activities in the three months ended March 31, 2016 were $47,822 due to receipt on investment in receivable of $26,000, proceeds from securities sold of $28,669, less purchases of property and equipment of ($6,297) less cash paid to prior owners of CAST of ($550).Net inflows from financing activities during the three months ended March 31, 2016 were $93,458 of which $43,450 were the net proceeds received from exercise of warrants, $28,500 were proceeds from debt, and $25,000 was from short term loans from two related parties, offset by ($3,492) in payments on long-term debt. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share at $0.435, which follows the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the authorized 1% partial warrant redemption will be recalculated and the redemption offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. During the quarter ending March 31, 2016 shareholders requested to participate in the partial redemption as designees and exercised 395,000 outstanding Series D warrants for an aggregate exercise price of $$43,411 plus warrant redemption fees of $39,500.During 2015 shareholders requested to participate in the partial redemption as designees and exercised 1,037,971 outstanding Series D warrants for an aggregate exercise price of $322,249 plus warrant redemption fees of $103,797.We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang, seeking return of the $1,500,000 paid by the Company to Bhang. This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. As directed by the court, arbitration has been initiated with the American Arbitration Association and a panel of arbitrators has been appointed. Arbitration is scheduled to occur in early May 2016.The Company intends to continue to vigorously pursuing return of its $1,500,000.See Note 4 to condensed consolidated financial statements.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action. Bhang contends it has suffered losses and should be able to keep the $1,500,000 they received from Mentor. The final outcome of the arbitration is not known at this time. The Company believes the counterclaim is without merit and plans to vigorously defend itself against all claims.

Bhang continues to hold the Company’s $1,500,000 and until the full amount is returned Mentor will continue to disclose the receivable in Mentor’s financial statements and periodic reports.

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

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014.The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The court entered a default against the defendant. On March 1, 2016, Mentor was granted a judgment in the amount of $746,500.29 against defendant and Mentor now intends to collect on this judgment. The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome and of the suit.

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

The opinion of our independent registered accounting firms included an explanatory paragraph in their reports in connection with our consolidated financial statements included with our December 31, 2015 Form 10-K as of and for the periods ended December 31, 2015 and 2014 stating that there was substantial doubt about our ability to continue as a going concern. We experienced significant operating losses ($202,309) for the three months ended March 31, 2016, liquidity constraints and negative cash flows from operations. We anticipate that current cash resources will be sufficient for us to execute our business plan for the next three to six months. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

Management has a lack of experience operating as a fully reporting company and meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for 20 years, but only in March 2015 voluntarily transitioned to reporting company status subject to financial and other SEC required disclosures. Prior to such voluntary transition, Management has not been required to prepare and make such required disclosures. As a reporting company we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. As Management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the company common stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of March 31, 2016, the Company had 16,649,941outstanding shares of its Common Stock trading at approximately $0.49 per share. As of the same date the Company also had 12,314,736 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next three to six months. However, it is possible that if future financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing substantial additional sources of financing will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

Since 2014 we have initiated two lawsuits; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Chocolate Company and its affiliates to recover $1,500,000 paid to Bhang. Relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of common stock they bought from the Bhang CEO in a secondary sale. There is no surety that we will prevail in these lawsuits or that we will be able to recover funds if we do prevail.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996, at which time our common stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors and we went through a bankruptcy reorganization in 1998.In late 2015, we reincorporated under the laws of the State of Delaware.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Mentor Capital, Inc.

Date: May 10, 2016	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 10, 2016	By:	/s/ Lori Stansfield
Lori Stansfield, Chief Financial Officer