Form 10-Q
period 2016-09-30
Mentor Capital, Inc.
filed 2016-11-14
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 4, 2016, there were 18,836,563 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

_________________________________

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$59,716	$73,679
Accounts receivable, net	369,169	360,841
Note receivable	46,379	-
Other receivables	-	19,459
Prepaid expenses and other current assets	10,134	21,120
Investments in securities, at fair value	-	37,500
Investment in accounts receivable, current portion, net of discount	93,399	92,542
Employee advances	1,789	3,677
Convertible note receivable, current portion	8,526	-

Total current assets	589,112	608,818

Convertible note receivable	98,348	107,772

Property and equipment
Property and equipment	215,474	236,453
Accumulated depreciation and amortization	(176,679)	(189,713)

Property and equipment, net	38,795	46,740

Other assets
Investment in account receivable, net of discount and current portion	481,987	520,031
Receivable - Bhang Corporation	1,500,000	1,500,000
Deposits	9,575	9,575
Long term investments	105,943	55,943
Goodwill	1,426,182	1,426,182

Total other assets	3,523,687	3,511,731

Total assets	$4,249,942	$4,275,061

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

_________________________________

	September 30,	December 31,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$315,102	$118,922
Accrued expenses	156,969	195,566
Deferred revenue	30,000	866
Line of credit	70,000	70,000
Current portion of long term debt	1,368	10,841

Total current liabilities	573,439	396,195

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	745,523	484,372
Long term debt, net of current portion	36,050	19,612

Total long-term liabilities	781,573	503,984

Total liabilities	1,355,012	900,179

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 17,899,713 and 16,254,941 shares issued and outstanding at September 30, 2016 and December 31, 2015	1,790	1,625
Additional paid in capital	8,193,785	8,023,206
Accumulated deficit	(5,106,720)	(4,451,969)
Accumulated other comprehensive income (loss), net of tax	-	(12,563)
Non-controlling interest	(193,925)	(185,417)

Total shareholders' equity	2,894,930	3,374,882

Total liabilities and shareholders' equity	$4,249,942	$4,275,061

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

For The Three Months and Nine Months Ended September 30, 2016 and 2015

_________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Service fees	$705,709	$636,107	$2,016,272	$1,808,035
Webcast revenue	-	8,181	450	19,065
Consulting revenue	20,000	24,975	20,000	44,400

Total revenue	725,709	669,263	2,036,722	1,871,500

Cost of sales	478,449	422,424	1,301,288	1,149,023

Gross profit	247,260	246,839	735,434	722,477

Selling, general and administrative expenses	445,680	432,232	1,426,248	1,295,308

Operating income (loss)	(198,420)	(185,393)	(690,814)	(572,831)

Other income and (expense)
Interest income	26,409	27,167	88,276	47,854
Interest expense	(10,305)	(4,146)	(32,540)	(12,205)
Gain (loss) on investments	-	556	(22,289)	(2,082)
Gain upon conversion of investment in MicroCannaBiz to note receivable	-	-	-	35,360
Gain on equipment disposal	11,568	-	11,568	-
Other income (expense)	9,286	-	9,154	-

Total other income and (expense)	36,958	23,577	54,169	68,927

Income (loss) before provision for income taxes	(161,462)	(161,816)	(636,645)	(503,904)

Provision for income taxes	-	800	3,000	800

Net income (loss)	(161,462)	(162,616)	(639,645)	(504,704)

Gain (loss) attributable to non-controlling interest	3,589	(669)	15,106	26,187

Net income (loss) attributable to Mentor	$(165,051)	$(161,947)	$(654,751)	$(530,891)

Basic and diluted net income (loss) per Mentor common share:
Basic	$(0.009)	$(0.010)	$(0.038)	$(0.035)
Diluted	N/A *	N/A *	N/A *	N/A *

Weighted average number of shares of Mentor common stock
outstanding:
Basic	17,669,230	15,976,238	17,094,887	15,364,196
Diluted	N/A *	N/A *	N/A *	N/A *

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For The Three Months and Nine Months Ended September 30, 2016 and 2015

_________________________________

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net loss	$(165,051)	$(161,947)	$(654,751)	$(530,891)

Other comprehensive income (loss):

Net losses reclassified from accumulated other comprehensive income to net income	-	-	12,563	-

Comprehensive income	$(165,051)	$(161,947)	$(642,188)	$(530,891)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For The Nine Months Ended September 30, 2016 and 2015

_________________________________

	For the Nine Months
	Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(639,645)	$(504,704)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	19,817	24,578
Amortization of discount on investment in account receivable	(79,813)	(43,013)
Bad debt expense	31,188	-
Loss on disposal of Investor Webcast, LLC assets & liabilities	345	-
Gain on fixed asset disposal	(11,568)	-
Change in accrued investment interest income	841	(4,839)
Investment loss	21,944	2,140
Consulting fees received via stock	(20,000)	-
Gain on conversion of investment in MicroCannaBiz to note receivable	-	(35,360)
Decrease (increase) in operating assets
Accounts receivable - trade	(20,247)	(78,929)
Prepaid expenses and other current assets	8,101	32,708
Employee advances	876	(2,263)
Other assets	-	1,000
Increase (decrease) in operating liabilities
Accounts payable	201,607	(16,591)
Accrued expenses	(38,177)	(123,763)
Deferred revenue	350	52,829
Accrued salary, retirement and benefits - related party	261,151	104,404

Net cash provided by (used by) operating activities	(263,230)	(591,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,538)	(17,601)
Proceeds from sale of property and equipment	22,913	-
Securities purchased	-	(1,061)
Proceeds from securities sold	28,669	1,053
Cash paid at Investor Webcast disposition	(550)	-
Receipt of investment in receivable	26,000	117,000
Proceeds from note receivable	44,678	-
Effect of deconsolidating MicroCannaBiz, LLC on April 27, 2015 and converting investment to note receivable	-	(1,999)

Net cash provided by (used by) investing activities	95,172	97,392

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

For The Nine Months Ended September 30, 2016 and 2015

_________________________________

	For the Nine Months
	Ended September 30,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$170,744	$313,407
Common stock repurchased and retired	-	(15,705)
Short term loan from related parties	25,000	-
Repayment on short term loan from related parties	(25,000)	-
Payments on long-term debt	(36,178)	(15,732)
Sale of convertible security	43,143	-
Non-controlling interest distribution	(23,614)	(33,969)

Net cash provided by (used by) financing activities	154,095	248,001

Net change in cash	(13,963)	(126,410)

Beginning cash	73,679	326,228

Ending cash	$59,716	$199,818

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$32,877	$7,778

Cash paid for income taxes	$3,000	$-

NON-CASH INVESTING AND FINANCING TRANSACTION:

Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(194,550)	$(75,706)

Investment in account receivable, net of discount, via issuance of shares	$-	$547,353

Investment in Green Vision Systems, Corp common stock received from consulting services	$50,000	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

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

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the condensed consolidated financial statements presented.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded by Mentor on August 11, 2014, see Note 4 regarding the purchase and subsequent Mentor lawsuit seeking rescission of the agreement. The parties were ordered to undergo arbitration, which took place in May 2016. On July 18, 2016, the Arbitration Panel granted Mentor’s request for rescission of the contract and ordered Bhang to return Mentor’s $1,500,000 plus interest at the rate of 10% for the period of time from the investment of funds immediately following the date of the contract through the date of the arbitration award. Amounts paid to Bhang and its owners are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheet at September 30, 2016 and December 31, 2015. Interest receivable is fully reserved at September 30, 2016 and December 31, 2015. As part of the arbitration award, Bhang owners who purchased Mentor shares pursuant to the agreement have the option to return all or part of those shares in exchange for the original purchase price of $1.95 per share plus interest at the rate of 10% for the period of time from the date of the receipt of funds pursuant to the agreement through the date of the arbitration award. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 1 - Nature of operations (continued)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Investor Webcast, LLC, was formed as a Delaware limited liability company subsidiary to hold the assets of CAST. CAST works to provide cannabis related public and private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into Mentor common shares, See Note 19. At the time CAST was acquired Mentor was awaiting approval to reincorporate in Delaware and the Series B convertible preferred shares had not yet been created. Therefore, a convertible security was issued to the prior owner of CAST which could be converted to Mentor Series B convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. At the acquisition date the Company estimated a convertible security liability of $469,611 however, based on the operating results of CAST from the acquisition date, April 20, 2015, through December 31, 2015, in conjunction with revised projected revenue over the subsequent five years, we valued the convertible security liability at $0 as of December 31, 2015. On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement with the prior owner of CAST were cancelled and terminated, resulting in a spinoff of CAST assets and liabilities to the prior CAST owner.

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided may include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual with a long relationship with CCH operating management purchased to-be-created Mentor Series C convertible preferred shares for $120,000. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares, See Note 19. At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. Mentor loaned the invested funds to CCH who advanced the $120,000 to fund costs of the startup entity, however, due to internal disagreement between the startup entity’s managers, one of whom was personally known for many years by the investing individual, the planned startup operation has been disbanded and the intended funding agreement between Mentor and CCH management was never fully consummated. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security is $0 at both September 30, 2016 and December 31, 2015. In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee so that she may have the opportunity to receive recovery for a portion or all of the amount invested by her in CCH.

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

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $5,113,030 as of September 30, 2016. The Company also continues to experience negative cash flows from operations. The Company will be required to raise additional capital to fund its operations, and will continue to attempt to raise capital resources until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity.

These factors have raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 11.0 million warrants outstanding, any fraction of which the Company can reset the exercise price substantially below the current market price, see Note 9.

The Company raised approximately $170,743 from partial warrant redemptions from January 1, 2016 through September 30, 2016, see Note 9, and an additional $405,079 subsequent to September 30, 2016, See Note 24. The Company estimates it has adequate cash reserves to support six to nine months of operation. Management's plans include increasing revenues through acquisition, investment, and organic growth. This is to be funded by raising additional capital through the sale of equity securities and debt.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2016 and December 31, 2015.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2016 and December 31, 2015, the Company has recorded an allowance in the amount of $27,039 and $15,310, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 2 - Summary of significant accounting policies (continued)

Other current receivables

CCH advanced funds to Market Trend Analytics, LLC (“MTA”), in anticipation of investing in a cannabis related operation that was never consummated, see Note 19. CCH had recorded receivables for amounts advanced to two managing members of MTA which do not bear interest and had current maturities at December 31, 2015. The Company is uncertain whether it will be able to collect the receivables from the two managing members and fully impaired the receivables in the second quarter of 2016. The total other current receivable was $0 and $19,459 at September 30, 2016 and December 31, 2015, respectively.

Convertible note receivable

The convertible note receivable from Electrum Capital Partners, LLC is recorded at the loan amount of $100,000 plus accrued interest of $6,874 and $7,772 at September 30, 2016 and December 31, 2015, respectively. The loan matures March 12, 2022 and bore interest at 5% per annum from March 12, 2014 to September 12, 2015, at which time the interest increased to 10% annual interest. The note calls for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest will be $2,290 until the loan matures.

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

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB. As of September 30, 2016 and December 31, 2015, the note has been entirely impaired.

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

September 30, 2016 and 2015

_____________________________________________

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, upon purchase of an additional 1% investment in WCI for a 51% interest. Goodwill of $102,040 relates to the 1999 acquisition of a 50% interest in WCI. In addition, Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 19. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Due to the fact that CAST operating results were less than anticipated from the acquisition date, April 20, 2015, through December 31, 2015, we evaluated the CAST goodwill for impairment. Based on current results and our revised projection of discounted cash flow we impaired the CAST goodwill in its entirety at December 31, 2015, see Note 19. There have been no changes in circumstances for the nine months ended September 30, 2016.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 11,758,623 and 13,635,000 as of September 30, 2016 and 2015, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at September 30, 2016 and 2015, respectively.

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

September 30, 2016 and 2015

_____________________________________________

Note 2 - Summary of significant accounting policies (continued)

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended September 30, 2016 and 2015 were $5,621 and $6,495, respectively. Advertising and promotion costs for the nine months ended September 30, 2016 and 2015 were $13,429 and $51,237, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2016	December 31, 2015
Prepaid health insurance	$3,784	$3,555
Other prepaid costs	6,350	17,565
	$10,134	$21,120

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

Bhang breached the Bhang Agreement by failing to provide Mentor, upon closing, with Bhang share certificates evidencing the 60% of Bhang shares which were purchased by Mentor. In addition, after repudiating the Bhang Agreement, Bhang owners have declined to return any of the $1,500,000 paid by Mentor. On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California seeking rescission of the Bhang Agreement and return of the $1,500,000 paid by the Company to Bhang and its owners. On January 9, 2015, Mentor initiated Court-ordered arbitration against Bhang Chocolate Company, its successor in interest Bhang Corporation, and its three owners. In July 2016, the Arbitration Panel granted Mentor’s request for rescission of the Bhang Agreement and ordered Bhang to return the $1,500,000 received from Mentor plus interest at the rate of 10% for the period of time from the date of funding the Bhang Agreement through the date of the arbitration award. See Notes 20 and 23. Accrued interest receivable is fully reserved at September 30, 2016 and December 31, 2015 and the Company is analyzing its ability to collect the interest on this award. Mentor intends to vigorously pursue collection of the entire $1,500,000 plus accrued interest awarded by the Panel.

As part of the award issued by the Arbitration Panel, Bhang owners who purchased Mentor shares pursuant to the Bhang Agreement have the option to return all or part of those shares in exchange for payment of the original purchase price of $1.95 per share plus interest at the rate of 10% for the period of time from the date of share purchase under the Bhang Agreement through the date of the arbitration award. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company.

Legal costs associated with the Bhang arbitration for the three months ended September 30, 2016 and 2015 were $65,583 representing ($0.007) of the loss per share and $35,454 or ($0.001) loss per share, respectively. Legal costs associated with the Bhang arbitration for the nine months ended September 30, 2016 and 2015 were $202,518 representing ($0.008) of the loss per share and $53,507 or ($0.001) loss per share, respectively.

Note 5 – Investment in account receivable

On July 8, 2014, the Company invested $90,000 in an account receivable with a face value of $117,000 which was supported by a promissory note maturing January 15, 2015. The note was paid and extinguished in March 2015. For the three months ended September 30, 2016 and 2015, $0 and $0 of discount amortization is included in interest income. For the nine months ended September 30, 2016 and 2015, $0 and $2,250 of discount amortization is included in interest income.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

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

The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following:

	September 30, 2016	December 31, 2015
Face value	$1,170,000	$1,287,000
Unamortized discount	(594,614)	(674,427)
Net balance	575,386	612,573
Current portion	(93,399)	(92,542)
Long term portion	$481,987	$520,031

In January 2016 the first installment payment of $117,000 on the investment in account receivable was due. Mentor received a cash payment of $26,000 and entered into an agreement to loan $91,000 back to the counterparty of the installment agreement. Subsequent to year end, the Company received a payment of $44,678 plus accrued interest of $322 on the loan, see Note 24. The loan bears interest at the minimum federal rate of 0.75% per annum, simple interest, with principal and interest due and payable in full 180 days following the demand thereof.

For the three months ended September 30, 2016 and 2015, $23,714 and $24,458 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2016 and 2015, $80,192 and $43,014 of discount amortization is included in interest income, respectively.

Note 6 - Property and equipment

Property and equipment is comprised of the following:

	September 30, 2016	December 31, 2015
Computers	$22,251	$21,813
Furniture and fixtures	23,042	21,139
Machinery and vehicles	170,181	189,335
Capitalized website costs	-	1,166
Capitalized database costs	-	3,000
	215,474	236,453
Accumulated depreciation and amortization	(176,679)	(189,713)
Net Property and equipment	$38,795	$46,740

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 6 - Property and equipment (continued)

Depreciation and amortization expense was $6,538 and $9,147 for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense was $19,818 and $24,578 for the nine months ended September 30, 2016 and 2015, respectively.

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

The note balance consists of the following:

	September 30, 2016	December 31, 2015
Convertible note receivable	$100,000	$100,000
Accrued interest	6,874	7,772
	106,874	107,772
Current maturity	(8,526)	-
Long term portion	$93,348	$107,772

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 8 – Investments and fair value (continued)

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Equity Funding Agreements
Balance at December 31, 2014	$5,832	$10,260	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(11,442)	(10,260)	(49,834)	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-	-
Issuances	50,063	-	49,834	-
Sales	(8,013)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2015	37,500	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(8,831)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	50,000
Sales	(28,669)	-	-	-
Settlements	-	-	-	-
Balance at September 30, 2016	$-	$-	$-	$105,943

Note 9 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 10. All such changes in the exercise price warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 9 - Common stock warrants (continued)

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 and through September 30, 2016 for Series B warrants were $0.11 and Series D warrants were $1.60.

In 2009, the Company entered into an Investment Banking agreement with Network One Securities, LLC and a related Strategic Advisory Agreement with Lenox Hill Partners, LP with regard to a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30 year life. The warrants are subject to cashless exercise based upon the ten day trailing closing bid price preceding the exercise as interpreted by the Company.

As of September 30, 2016 and December 31, 2015 the weighted average contractual life for all Mentor warrants was 21.71 years and 22.4 years, respectively, and the weighted average outstanding warrant exercise price was $1.92 and $1.88 per share, respectively.

During the nine months ended September 30, 2016 and 2015, a total of 1,644,772 and 1,563,212 warrants were exercised, respectively. There were no warrants issued during the periods ended September 30, 2016 and 2015. The intrinsic value of outstanding warrants at September 30, 2016 and 2015 was $2,790 and $1,755, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B, D Total Warrants
Outstanding at December 31, 2014	4,500	14,504,766	14,509,266
Issued	-	-	-
Exercised	-	(1,795,030)	(1,795,030)
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(1,644,772)	(1,644,772)
Outstanding at September 30, 2016	4,500	11,064,964	11,069,464

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes H warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2014	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at September 30, 2016	689,159

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 9 - Common stock warrants (continued)

On February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 120,000) of the already outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents to redeem the warrant and then exercised the series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the 1% partial redemption authorization has been recalculated and repeated according to the court formula at an average exercise price of $0.187 thru September 30, 2016. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

Note 10 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability. In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. Once the Series B and D warrants have been fully redeemed the fees for each of these warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant liability to former holders from amounts due him which are sufficient to cover the redemption fee at September 30, 2016 and December 31, 2015.

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

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of September 30, 2016 and December 31, 2015, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

The Company had 100,000,000, no par, preferred shares authorized at December 31, 2014. Following redomicile of Mentor as a corporation under the laws of the State of Delaware, Mentor has 5,000,000, $0.0001 par value, preferred shares authorized effective September 24, 2015. No preferred shared are issued or outstanding.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 12 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in May 2017. Rent expense for the three months ended September 30, 2016 and 2015 were $7,350 and $6,750, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 were $21,050 and $19,850, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2017. Rent expense for the three months ended September 30, 2016 and 2015 was $6,633 and $6,540, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $19,899 and $19,620, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2020. Vehicle lease expense is included in cost of sales in the condensed consolidated income statement. Vehicle lease expense for the three months ended September 30, 2016 and 2015 was $47,503 and $29,555, respectively. Vehicle lease expense for the nine months ended September 30, 2016 and 2015 was $127,891 and $82,091, respectively.

WCI entered into two operating leases for office equipment in 2015 which expire in February and April 2020. Equipment lease expense for the three months ended September 30, 2016 and 2015 was $379 and $380, respectively. Equipment lease expense for the nine months ended September 30, 2016 and 2015 was $1,397 and $758, respectively.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of September 30, 2016 with original or remaining terms over one year were as follows:

Period ending	Rental
September 30,	Expense
2017	$156,009
2018	93,928
2019	64,637
2020	28,664

$343,238

Note 13 - Deferred revenue

Deferred revenue represents revenue for which the Company has not yet performed services for which it has received payment. At September 30, 2016, the Company had unearned revenue of $30,000 relating to a consulting agreement with Green Vision Systems, Corp. (GVS), see Note 18. At September 30, 2015, the Company had unearned revenue relating to a twelve month consulting contract in the amount of $49,947 and other unearned revenue of $2,882.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 14 - Long term debt and revolving line of credit

Long term debt

	September 30, 2016	December 31, 2015
Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016	$-	$1,069

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	-	29,3845

Auto loan through BMO Harris, interest at 4.24% per annum, monthly principle and interest payments of $435, maturing March 21, 2019	8,920	-

Loan through LoanMe, Inc., interest at 94% per annum, monthly principle and interest payments of $2,233, maturing March 1, 2026. *	28,498	-
Total long term debt	37,418	30,453

Less: Current maturities	(1,368)	(10,841)

	$36,050	$19,612

* Although the loan maturity is 2026, Company management intended this to be a short term loan and the loan was paid in full in October, 2016, see note 24.

Revolving line of credit

The Company has a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly. The line of credit matured on September 4, 2016 and was due November 4, 2016. At September 30, 2016 and December 31, 2015, the Company had $70,000 and $70,000 outstanding on the line of credit, respectively. The line is secured by a personal guarantee of WCI’s president. Interest on the line of credit for the three months ended September 30, 2016 and, 2015 was $1,101 and $959, respectively. Interest on the line of credit for the nine months ended September 30, 2016 and, 2015 was $3,233 and $2,844, respectively. Subsequent to September 30, 2016, the Company obtained a $100,000 loan under a commercial credit agreement which was used to pay off the revolving line of credit with Bank of America, see Note 24.

Note 15 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	September 30, 2016	December 31, 2015

Accrued salaries and benefits	$755,369	$737,878
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	454,913	448,415
Offset by shareholder advance	(655,340)	(892,502)
	$745,523	$484,372

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 15 - Accrued salary, accrued retirement and incentive fee - related party (continued)

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.

After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan was mutually rescinded on June 12, 2014, and the shares remained in escrow until March 28, 2016, at which time the Company announced that the CEO’s shares would be moved from a purely voluntary escrow and a 10b5-1 Plan under third party control was initiated to more formally preclude any directed share sales by him when non-public information is known.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The Company recorded $0 of accrued incentive fee and bonus for each of the three months and nine months ended September 30, 2016 and 2015.

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

Note 17 – Patent and License Fee Facility with Larson

Effective April 4, 2016 Mentor Capital, Inc. entered into a certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" agreement with Larson. Under this agreement, MCIP obtained rights in an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. Moreover, MCIP is expected to receive exclusive licensing rights in the United States for THC and CBD cannabis vape pen licensing over certain specified percentage concentration ranges, contingent upon the approval of the United States patent application for the same. Mentor paid Larson $25,000 of charges advanced by Larson for early patent work and has earned and paid for 15.7% of the domestic licensing rights and 41.4% of international licensing rights.

At Larson’s request, cash dividends will be paid based on 90% of the legally available MCIP cash after accounting, legal, operating or other costs provided by or through Mentor for MCIP are recovered. Larson and Mentor will each be entitled to dividends in relation to their respective interests in domestic or international patent fees.

Note 18 – Consulting Agreement with Green Vision Systems, Corp.

On September 15, 2016, the Company entered into a consulting agreement with GVS, a Puerto Rico corporation. The Company received 500,000 to-be-registered shares of GVS common stock. The shares are recorded as an investment at cost based on the value of consulting services provided by the Company of $50,000. For the three months ended September 30, 2016, the Company recognized $20,000 of consulting fees and recorded $30,000 of deferred revenue at September 30, 2016 in the condensed consolidated financial statements. Mentor has provided consulting services and will continue to consult related to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, plus associated hemp farming in this tropical setting.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 19 – Liquidity Agreement for Purchase of Investor Webcast, LLC and Subsequent Termination

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 19 – Liquidity Agreement for Purchase of Investor Webcast, LLC and Subsequent Termination (continued)

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

After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. The to-be-created Series C convertible preferred shares would have converted to common shares based on a formula related to recurring revenue and after tax profits. Due to Mentor’s recent reincorporation in Delaware, the series C convertible preferred shares had not yet been created, therefore, a convertible security was issued to the individual owners which would have been converted to Mentor Series C convertible preferred shares once they were created.

Actual operating results of CCH in future periods and the share price of Mentor common shares at the date of conversion would determine the number of common shares issued upon conversion of the Series C convertible preferred shares, in whole or in part. The conversion formula was to be evaluated in subsequent periods to determine if actual CCH operations result in a contingent asset or liability relating to the Series C convertible preferred shares. Although the funding was advanced by CCH for investment in a startup entity, the planned operations were terminated and there was $0 value to the convertible security at both September 30, 2015 and December 31, 2015. The Company recorded a $120,000 gain on the decrease in the fair value of the convertible securities liability and a loss in investment of $97,400 in the fourth quarter of 2015.

In March 2016, Mentor designated the individual investor who had a pre-existing relationship with a CCH principal and that was to receive Mentor’s to-be-created Series C preferred shares the ability to redeem 120,000 already outstanding unexercised Series D warrants. Under the Plan of Reorganization referred to in Note 10, the Company or its designee may redeem warrants that are not exercised timely. These warrants may be exercised at the $1.60 per warrant exercise price plus a $0.10 warrant redemption fee. The designation of the investor to redeem warrants gives the investor the future potential to recover a portion or all of the amount invested in CCH operations.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 21 – Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Mentor lawsuit seeking rescission of co-operative funding agreement with Bhang and subsequent arbitration award

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang (“Bhang Agreement”) and seeking return of the $1,500,000 paid by the Company to Bhang and its owners. This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. On January 9, 2015, Mentor initiated arbitration proceedings against Bhang Chocolate Company, its successor in interest Bhang Corporation, and its owners seeking rescission of the Bhang Agreement. An arbitration hearing was held in May 2016. In July, 2016, the Arbitration Panel granted Mentor’s request for contract rescission and ordered Bhang to return Mentor’s $1,500,000 plus interest at the rate of 10% during the period of time from the date of the delivery of funds by Mentor at the start of the Bhang Agreement through the date of the arbitration award. See Note 4. Each party was ordered to pay its own costs and fees, including attorneys’ fees, incurred during the arbitration process.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action. Bhang contended it suffered losses and should be able to keep the $1,500,000 they received from Mentor and sought additional damages of approximately $84,000,000. The Arbitration Panel’s July 2016 decision, as amended in October 2016, found the agreement rescinded and placed each party back to the position it was in prior to entering into the agreement. Consequently, Bhang was ordered to return Mentor’s $1,500,000 plus interest at the rate of 10% for the period of time between the date that Mentor delivered the funds to Bhang and the date of the July 2016 award.

Pursuant to the Bhang Agreement, the Bhang owners purchased 117,000 Mentor shares at a price of $1.95 per share. The Arbitration Panel’s decision granting Mentor’s request for rescission provided for return of the Bhang owners’ shares to Mentor in exchange for payment of the original purchase price for such shares plus interest at the rate of 10% for the period of time from the date of delivery of the purchase price to Mentor through the date of the arbitration award. No shares have been returned to the Company at this time.

In July 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel seeking reimbursement of the purchase price for shares of Mentor’s common stock purchased from the CEO of Bhang along with other allegations of securities violations. As these shares of Mentor stock were purchased from one of the Bhang owners, these shares may be returned to Mentor through the Bhang owner pursuant to the arbitration award rendered in the Bhang dispute. The Company contends that it was not a party to this secondary transaction and intends to vigorously defend itself against all claims in this case. On May 4, 2016, Mentor filed a third-party complaint against Richard Golden and Scott Van Rixel seeking contribution from and indemnification by Messrs. Golden and Van Rixel related to the secondary sale under which the Mentor shares were resold to the plaintiffs in this action. On October 13, 2016, Plaintiffs filed a motion for partial summary judgment related to one cause of action. Mentor intends to vigorously oppose this motion.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 21 – Commitments and contingencies (continued)

Mentor lawsuit seeking return of loan commitment fee

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014. The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not yet been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The $621,250 in fees was expensed as loan costs in June 2014, pending the outcome of the suit. The court entered a default against the defendant. On March 1, 2016, Mentor was granted a judgment in the amount of $746,500 against the defendant and Mentor now intends to collect on this judgment. The Company is assessing its ability to collect on the judgement and due to uncertainty surrounding collection, the Company has not recorded a receivable on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

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

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
Three months ended September 30, 2016
Net sales	$-	$705,709	$20,000	$725,709
Income from operations	(61)	(1,488)	(196,871)	(198,420)
Interest income	2,694	-	23,715	26,409
Interest expense	-	4,043	6,262	10,305
Property additions	-	-	-	-
Depreciation and amortization	-	5,667	871	6,538

Three months ended September 30, 2015
Net sales	$33,156	$636,107	$-	$669,263
Income from operations	7,355	11,516	(204,264)	(185,393)
Interest income	3,346	-	23,821	27,167
Interest expense	649	4,881	(1,384)	4,146
Property additions	-	6,613	-	6,613
Depreciation and amortization	386	7,564	1,197	9,147

Nine months ended September 30, 2016
Net sales	$450	$2,016,272	$20,000	$2,036,722
Income from operations	(50,006)	46,446	(687,254)	(690,814)
Interest income	8,083	-	80,193	88,276
Interest expense	-	12,474	20,066	32,540
Total assets	1,606,874	1,097,582	1,545,485	4,249,942
Property additions	-	25,509	1,029	26,538
Depreciation and amortization	295	16,953	2,570	19,818

Nine months ended September 30, 2015
Net sales	$63,465	$1,808,035	$-	$1,871,500
Income from operations	200	92,103	(665,134)	(572,831)
Interest income	5,814	-	42,040	47,854
Interest expense	987	14,660	(3,442)	12,205
Total assets	2,201,103	1,095,516	1,721,635	5,018,254
Property additions	385	9,959	7,257	17,601
Depreciation and amortization	830	21,184	2,564	24,578

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 22 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating loss	$(198,420)	$(185,393)	$(690,814)	$(572,831)
Interest income	26,409	27,167	88,276	47,854
Interest expense	(10,305)	(4,146)	(32,540)	(12,205)
Gain (loss) on investments	-	556	(22,289)	(2,082)
Gain on conversion of investment in MicroCannaBiz to note receivable	-	-	-	35,360
Gain on equipment disposal	11,568	-	11,568	-
Other expense	9,286	-	9,154	-

Income before income taxes	$(161,462)	$(161,816)	$(636,645)	$(503,904)

Note 23 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketable securities	2016	2015	2016	2015
Beginning balance	$-	$-	$(12,563)	$-

Gains (losses) on available for sale securities	-	-	-	-
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) on available for sale securities	-	-	-	-
(Gains) Losses reclassified from accumulated other comprehensive income to net income	-	-	12,563	-
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) reclassified from accumulated other comprehensive income to net income	-	-	12,563	-
Other comprehensive income (loss), net of tax	-	-	12,563	-

Ending balance	$-	$-	$-	$-

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

_____________________________________________

Note 24 – Subsequent event

On August 8, 2016, the Company received a payment on the loan to the counterparty of the investment in account receivable, described in Note 5, of $44,678 plus accrued interest of $322.

On October 14, 2016, WCI entered into a commercial credit agreement with Bond Street Servicing, LLC to borrow $100,000 at 11.6% annual interest, with semi-monthly payments of $1,648, maturing October 16, 2019. Proceeds of the loan were used to pay off the line of credit with Bank of America.

On October 26, 2016, the Company paid the $28,498 loan due to LoanMe, Inc. in full.

From October 1, 2016 to November 4, 2016, the Company received approximately $405,079 from partial warrant redemptions, see Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 and 2015 and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest. WCI is included in the condensed consolidated financial statements for the three and nine months ended September30, 2016 and 2015.

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

Bhang Chocolate Company, Inc. (Bhang)

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, also known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and Mentor’s subsequent rescission of the Bhang Agreement. The parties submitted to arbitration which took place in May 2016 and in July 2016 the Arbitration Panel granted Mentor’s request for rescission of the Bhang Agreement and ordered Bhang to return Mentor’s $1,500,000 plus interest at the rate of 10% for the period of time from the date of funding the Bhang Agreement through the date of the arbitration award. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the condensed consolidated balance sheet at September 30, 2016 and December 31, 2015. The estimated accrued interest at September 30, 2016 and 2015 was fully reserved. The Company intends to vigorously pursue collection of the receivable plus interest.

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with the best possible investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor common stock. The to-be-created Series B convertible preferred shares were to convert to shares of Mentor’s common stock based on the conversion formula applied to operating results for the preceding four calendar quarters, as defined in the agreement. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security liability at December 31, 2015 was $0.

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2016 (the “Purchase Agreement”) and the Convertible Security Agreement with the prior owner of CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the agreement. However, the CAST business did not evolve as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship. The CAST prior owner received assets valued at $7,408, assumed liabilities of $17,587 and received $500. Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST.

Electrum Partners, LLC (Electrum)

The Company advanced $100,000 to Electrum as a convertible note receivable on March 12, 2014. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity. Electrum is a Nevada based cannabis consulting, management and investment company.

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided may include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services. Operations of CCH are included in the condensed consolidated financial statements from the date of inception (June 25, 2015) through December 31, 2015. There have been no operations in CCH during 2016.

In association with the financing of CCH, on August 21, 2015, Mentor entered into an agreement in which an individual with a long relationship with CCH operating management purchased to-be-created Mentor Series C convertible preferred shares for $120,000. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created under the laws of the State of Delaware. Mentor loaned the invested funds to CCH who advanced the $120,000 to fund costs of a startup entity, however, due to internal disagreement between the startup entity’s managers, one of whom was personally known for many years by the investing individual, the planned startup operation has been disbanded and the intended funding agreement between Mentor and CCH management was never fully consummated. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security liability is $0 at both September 30, 2016 and December 31, 2015. In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee so that she may have the opportunity to receive recovery for a portion or all of the amount invested by her in CCH.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold the investment in patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into a certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“Larson”), by which Mentor's to be formed subsidiary, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. MCIP expects to receive exclusive licensing rights in the United States for THC and CBD cannabis vape pen licensing over certain percentage ranges and concentrations, contingent upon the approval of the United States patent application for the same.

Green Vision Systems, Corp.

The Company received 500,000 unregistered shares of Green Vision Systems, Corp. (GVS) in exchange for consulting services. The shares were recorded at cost based on the value of the consulting services provided and to be provided in providing consulting services related to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, plus associated hemp farming in this tropical setting.

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

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which is our current focus of business, and a legacy investment acquired prior to the Company’s focus in the cannabis and medical marijuana segment. The largest legacy investment is in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their trash related operating costs.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Revenues

Revenue for the three months ended September 30, 2016 was $725,709 compared to $669,263 for the three months ended September 30, 2015 (“the prior year period”), an increase of $56,446 or 8.4%. This increase is due to an increase in WCI monthly service fees of $69,602 and an increase in Mentor consulting fees of $20,000, partially offset by a decrease of ($33,156) in revenue from CAST which was acquired April 20, 2015 and disposed of March 1, 2016.

Gross profit

Gross profit for the three months ended September 30, 2016 was $247,260 compared to $246,839 for the prior year period. Cost of goods sold relate primarily to WCI who experienced gross profit of 32.2% for the three months ended September 30, 2016 compared to 34.1% for the prior year period, a decrease of (1.9%). This was due to an increase in salary, contract labor and related costs of 3.4% and an increase in vehicle costs of 0.8%, partially offset by a decrease in fuel costs of (1.1%) and a decrease in other costs of (1.3%) as a percent of revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2016 was $445,680 compared to $432,232 for the prior year period, an increase of $13,448. The increase is due to a $12, 916 increase in insurance costs, a $7,135 increase in bad debt expense, and a $4,786 increase in professional fees, partially offset by a decrease of ($5,157) in outside services and a decrease of ($6,232) in other selling, general and administrative expenses in the current period as compared to the prior year period. Legal costs associated with the Bhang arbitration included in selling, general and administrative expenses were $65,583 for the three months ended September 30, 2016 compared to $35,454 for the prior year period.

Other income and expense

Other income and expense, net, totaled $36,958 for the three months ended September 30, 2016 compared to $23,577 for the prior year period, an increase of $13,381. Of the increase, $11,568 is from gain on equipment disposal and $9,287 is due to other income (expense) offset by a decrease in interest income of ($758), an increase in interest expense of ($6,159) and a decrease in gain on investments of ($556).

Net results

The net result for the three months ended September 30, 2016 was a loss attributable to Mentor of ($165,051) or ($0.009) per common share compared to net loss attributable to Mentor in the prior year period of ($162,616) or ($0.010) per common share. Legal costs associated with the Bhang dispute for the three months ended September 30, 2016 were $65,583 representing ($0.004) of the loss per share compared to $35,454 or ($0.001) per share of the loss in the prior year period. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Revenues

Revenue for the nine months ended September 30, 2016 was $2,036,722 compared to $1,871,500 for the nine months ended September 30, 2015 (“the prior year nine month period”), an increase of $165,222 or 8.8%. This increase is due to an increase in WCI monthly service fees of $208,237 and Mentor consulting revenue of $20,000, partially offset by decrease in revenue of ($63,015) from CAST which was acquired in April 2015 and disposed of March 1, 2016.

Gross profit

Gross profit for the nine months ended September 30, 2016 was $735,434 compared to $722,477 for the prior year nine month period. Cost of goods sold relate to WCI who experienced gross profit of 35.5% for the nine months ended September 30, 2016 compared to 36.7% for the prior year nine month period, a decrease of (1.2%). This was due to an increase in direct salary and related costs of 2.1% and an increase in vehicle costs of 1.0%, partially offset by an decrease in fuel costs of (0.8%), a decrease in other direct cost of goods sold of (1.1%) as a percent of revenue over the prior year nine month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2016 was $1,426,248 compared to $1,295,308 for the prior nine month period, an increase of $130,940. The increase is due to $13,796 increase in insurance expense, a $26,788 increase in bad debt expense, a $32,000 increase in management fees, a $78,291 increase in legal fees, a $5,971 increase in travel related expenses, a $16,563 increase in health insurance costs and a $980 increase in other selling, general and administrative costs, partially offset by a decrease of ($5,644) in outside services, and a ($37,805) decrease in advertising costs in the current period as compared to the prior year nine month period. Legal costs associated with the Bhang dispute included in selling, general and administrative expenses were $136,935 for the six months ended June 30, 2016 compared to $18,053 for the prior year to date period.

Other income and expense

Other income and expense, net, totaled $54,169 for the nine months ended September 30, 2016 compared to $68,927 for the prior year nine month period, a decrease of ($14,758). Of the decrease, ($35,360) is due to recognition in the prior year period of a gain on the conversion of the Company’s investment in MicroCannaBiz to a note receivable, an increase of ($20,207) on loss on investments, an increase of ($20,335) of interest expense, partially offset by an increase in interest income of $40,422, a gain on equipment disposal of $11,568 and an increase in other income of $9,154 in the nine months ended September 30, 2016 as compared to the prior year to date period.

Net results

The net result for the nine months ended September 30, 2016 was a loss attributable to Mentor of ($654,751) or ($0.038) per common share compared to net loss attributable to Mentor of ($530,891) or ($0.035) per common share in the prior year nine month period. Legal costs associated with the Bhang dispute for the nine months ended September 30, 2016 were $202,518 representing ($0.008) of the loss per share compared to $53,507 or ($0.001) per share for the prior year nine month period. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At September 30, 2016, we had cash and cash equivalents of $59,716 and a working capital of $15,673. Operating cash outflows during the nine months ended September 30, 2016 were ($263,230), inflows from investing activities were $95,172, and inflows from financing activities were $154,095. From October 1, 2016 to November 4, 2016, the Company received approximately $405,079 from partial warrant redemptions. We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At September 30, 2016 we had cash of $59,716 and a working capital of $15,673. Operating cash outflows in the nine months ended September 30, 2016 were ($263,230), including ($639,645) of net loss, and ($79,813) of non-cash amortization of discount on investment, ($11,568) of gain on equipment disposal included in net loss, ($20,000) non-cash consulting fees received via stock, and ($11,270) cash used for increase in operating assets, partially offset by $19,817 of non-cash depreciation and amortization, $31,188 of non-cash bad debt expense, non-cash loss on disposal of CAST assets and liabilities of $345, change in accrued interest income of $841, non-cash investment loss of $21,944, and cash provided by increases in operating liabilities was $424,931. Cash inflows from investing activities in the nine months ended September 30, 2016 were $95,172 due to proceeds from sale of property and equipment of $22,913, receipt on investment in receivable of $26,000, proceeds from securities sold of $28,669, and proceeds from note receivable of $44,678, offset by purchases of property and equipment of ($26,538), and cash paid to prior owners of CAST of ($550). Net inflows from financing activities during the nine months ended September 30, 2016 were $154,095 of which $170,744 were net proceeds received from exercise of warrants, $43,143 were proceeds from long-term debt, and $25,000 was from short term loans from two related parties, offset by ($25,000) repayment of short term loans to two related parties, payment on long-term debt of ($36,178), and ($23,614) from non-controlling interest distribution. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the authorized 1% partial warrant redemption will be recalculated and the redemption offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. During the nine months ending September 30, 2016 shareholders requested to participate in the partial redemption as designees and exercised 1,644,772 outstanding Series D warrants for an aggregate exercise price of $170,743 plus warrant redemption fees of $164,477. During 2015 shareholders requested to participate in the partial redemption as designees and exercised 1,037,971 outstanding Series D warrants for an aggregate exercise price of $332,249 plus warrant redemption fees of $103,797. On October 7, 2016, the Company announced that the 1% redemptions, which were being priced on a calendar month schedule, would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. Subsequent to September 30, 2016, the Company had partial redemptions on 936,850 warrants for an aggregate exercise price of $254,890 plus warrant redemption fees of $93,685. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 11, 2014, Mentor filed suit against Bhang and its owners, in the United States District Court for the Northern District of California for rescission of the February 28, 2014 co-operative funding agreement with Bhang (“Bhang Agreement”), seeking return of the $1,500,000 paid by the Company to Bhang. This was in response to the June 24, 2014, unilateral announcement by Bhang that they were terminating all details of their relationship with Mentor, leaving Mentor with nothing, but declining to return any of the $1,500,000 paid to Bhang and its shareholders by Mentor during the preceding, and only, four months of interaction. The parties were ordered to undergo arbitration, which took place in May 2016. In July 2016, the Arbitration Panel granted Mentor’s request for rescission of the Bhang Agreement and ordered Bhang to pay Mentor $1,500,000 plus interest at the rate of 10% for the period of time between the date on which the payments were delivered by Mentor through the date of the arbitration award. As part of the arbitration award, Bhang owners, Scott Van Rixel and Richard Sellers, who purchased 117,000 shares pursuant to the Bhang Agreement have the option to return all or part of those shares in exchange for payment of the original purchase price of $1.95 per share plus interest at the rate of 10% between the period of time from the date of receipt of the purchase price by Mentor through the date of the arbitration award. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company. See Note 4 to condensed consolidated financial statements.

In March 2015, Bhang and its owners filed a counterclaim against Mentor in the arbitration action. Bhang contended it has suffered losses and should be able to keep the $1,500,000 they received from Mentor. The Arbitration Panel’s July 2016 decision, as amended in October 2016, found the agreement rescinded and placed each party back to the position it was in prior to entering into the agreement. Consequently, Bhang was ordered to return Mentor’s $1,500,000 plus interest at the rate of 10% for the period of time between the date that Mentor delivered the funds to Bhang and the date of the July 2016 award.

Bhang continues to hold the Company’s $1,500,000 and until the full amount is returned Mentor will continue to disclose the receivable in Mentor’s financial statements and periodic reports.

In July 2015, Mentor was served with a complaint in a Federal District Court for the District of Utah action initiated by the wife and daughter of Bhang’s corporate counsel for reimbursement of the purchase price for shares of Mentor’s common stock they purchased from the CEO of Bhang along with other allegations of securities violations. As these shares of Mentor stock were purchased from one of the Bhang owners, these shares may be returned to Mentor pursuant to the arbitration award rendered in the Bhang dispute. The Company contends that it was not a party to this secondary transaction and intends to vigorously defend itself against all claims in this case. On May 4, 2016, Mentor filed a third-party complaint against Richard Golden and Scott Van Rixel seeking contribution from and indemnification by Messrs. Golden and Van Rixel related to the secondary sale under which the Mentor shares were resold to the plaintiffs in this action. On October 13, 2016, Plaintiffs filed a motion for partial summary judgment related to one cause of action. Mentor intends to vigorously oppose such motion.

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014. The lender has released the requirement for credit default insurance and the insurance company has agreed to return the fee, however the refund has not been received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. The court entered a default against the defendant. On March 1, 2016, Mentor was granted a judgment in the amount of $746,500.29 against defendant. The Company is assessing its ability to collect on the judgement and due to uncertainty surrounding collection, the Company has not reported a receivable on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. The $621,250 was expensed as loan costs in June 2014.

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

The opinion of our independent registered accounting firms included an explanatory paragraph in their reports in connection with our consolidated financial statements included with our December 31, 2015 Form 10-K as of and for the periods ended December 31, 2015 and 2014 stating that there was substantial doubt about our ability to continue as a going concern. We experienced significant operating losses ($661,061) for the nine months ended September 30, 2016, liquidity constraints and negative cash flows from operations. We anticipate that current cash resources will be sufficient for us to execute our business plan for the next eight to twelve months. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the investing in the cannabis and medical fields will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue to seek out and invest in new technology and service companies. This leaves doubt as to our ability to continue as a going concern.

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

As of September 30, 2016, the Company had 17,899,713 outstanding shares of its Common Stock trading at approximately $0.73 per share. As of the same date the Company also had 11,064,964 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with the authorizing section 1145 reorganization court order, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents to redeem the warrants and then exercise the series D warrant to purchase a share at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption will continue to be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

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

We do not manufacture or sell cannabis products or services. Rather we try to find cannabis businesses whose products, managers, technology or other factors we like and invest in or acquire those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date one of our acquisitions/investments (in Bhang Chocolate Company) did not turned out well for us, and an effort to secure a $35 million loan has resulted in a $621,250 loss.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next eight to twelve months. However, it is possible that if future financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing substantial additional sources of financing will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

Since 2014 we have initiated and prevailed in two disputes; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Chocolate Company and its affiliates to recover $1,500,000 paid to Bhang. Relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of common stock they bought from the Bhang CEO in a secondary sale. There is no surety that we will prevail in the last of these lawsuits or that we will be able to recover funds where we have prevailed.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 31.3% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

Mr. Billingsley owns approximately 24.4% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, Management of the Company owns approximately 31.3% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,137,684 Series D warrants and 4,500 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively. Additionally, Robert Meyer, Stan Shaul, Earl Kornbrekke and Lori Stansfield, directors of the Company, hold an aggregate of 1,057,966 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the Management of the Company, Management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Mentor Capital, Inc.

Date: November 14, 2016

By:

  /s/ Chet Billingsley

Chet Billingsley, Chief Executive Officer

Date: November 14, 2016

By:

  /s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer