Form 10-K
period 2016-12-31
Mentor Capital, Inc.
filed 2017-03-28
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes      . No  X .

At March 22, 2017, the approximate aggregate market value of shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $40,449,698. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 22, 2017, there were 22,350,152 shares of Mentor Capital, Inc.’s Common Stock outstanding.

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

All references in this Form 10-K to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I

Item 1. Business.

Corporate History and Background

Mentor Capital, Inc. (“Mentor” or “the Company"), which reincorporated under the laws of the State of Delaware in late 2015, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985. The Company was originally incorporated under the laws of the State of California in 1994 as Main Street Athletic Clubs, Inc. and operated a small chain of athletic clubs, a trucking company, and food companies, among other things. In 1996 our registration under Regulation A of the Securities Act of 1933 was declared effective and we began to trade publicly. In 1997 we merged with a group of approximately fifteen oil and gas partnerships which proved to be unsuccessful. In 1998 we entered a Chapter 11 bankruptcy reorganization in the Northern District of California, due to a need to decrease oil and gas related debt in excess of asset value.

As we emerged from bankruptcy the court allowed the original issuance of approximately $145 Million in warrants to the Company’s claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00, $1.60 and $7.00 per share. The outstanding warrants are exercisable at $1.60 per share, at which price we may receive as much as $12 Million in warrant proceeds. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders are more likely to exercise warrants at $1.60 per warrant share if the shares of our Common Stock are priced above $1.60 per share. The longer the Company’s Common Stock share price is above $1.60 the more likely warrant holders will be willing to exercise their warrants. If the Common Stock share price is less than $1.60 for a long period of time, the Company may also decide to lower the exercise price of outstanding warrants so as to entice warrant holders to exercise their warrants and invest in the Company. The amount of potential funds received by the Company from such exercises will decrease as the warrant exercise price decreases.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per share to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount has been recalculated and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. The partial redemptions were exercised at an average exercise price of $0.320 per share for the year ended December 31, 2016 and $0.320 per share for the period from February 9, 2015 thru December 31, 2015.

The Bankruptcy Court approved Plan of Reorganization allows all the warrants and shares that are issued upon exercise of the warrants to trade freely under an exemption provided by Section 1145 of the United States Bankruptcy Code. We received an SEC “No Comment” letter and our Plan of Reorganization was confirmed January 11, 2000. The SEC’s letter is not and should not be interpreted as approval of the Company’s Disclosure Statement or Plan of Reorganization.

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

In 2009, we began examining cancer treatment-related companies, and created a proprietary Cancer Immunotherapy Index and worked with one or two private cancer therapy companies. In June 2013, we were approached to invest in a cancer related medical marijuana project and in August 2013 made the decision to start focusing on the medical marijuana space. The goal was to pursue an alternative approach to assisting in the fight against cancer and the effects of the disease.

We have a residual cancer related private holding: $55,942 in Brighter Day Health (“BDH”) which provides cost effective, HIPAA compliant video stations for high quality, face-to-face medical updates and monitoring between contracted doctors with cancer and other patients in nursing homes and hospice settings.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum Partners, LLC as a convertible note receivable on March 12, 2014. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity. Electrum is a Nevada based cannabis consulting, management and investment company.

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor Common Stock. The to-be-created Series B convertible preferred shares were to convert to shares of Mentor’s Common Stock based on the conversion formula applied to operating results for the preceding four calendar quarters, as defined in the agreement. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security liability at December 31, 2015 was $0.

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which that certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement between Mentor and CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the Purchase Agreement. However, the CAST business did not evolve as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship. The CAST prior owner received assets valued at $7,408, assumed liabilities of $17,587 and received $500 in cash. Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST. Two former employees were also paid $50 each in cash.

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

On August 21, 2015, Mentor entered into an agreement with an individual known to CCH operating management by which the individual purchased to-be-created Mentor Series C convertible preferred shares for $120,000. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created. Mentor loaned the $120,000 to CCH to invest in a separate entity, however, due to internal disagreement between the entity’s managers, the investment by CCH was never completed. In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations.

Green Vision Systems, Corp.

On September 21, 2016, the Company received 500,000 unregistered shares of Green Vision Systems, Corp. (“GVS”) in exchange for consulting services. The shares were recorded at cost based on the value of consulting services related to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, plus associated hemp farming in this tropical setting. Subsequent to year-end GVS indicated that it will put its Puerto Rico operations into an alternate entity and will register shares of that entity rather than GVS shares. The Company is uncertain whether it will receive benefit from its GVS shares or the alternate entity and has fully impaired the investment in GVS shares at December 31, 2016, (see Note 26).

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable (“Note”). Principal and unpaid interest may be converted into shares of a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

G Farmalabs Limited

Subsequent to December 31, 2016, on March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farmalabs Limited (“G Farma”) under which the Company loaned G Farma an aggregate principal amount of $500,000 under two secured convertible promissory notes. In addition, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share. See Note 26 in the consolidated financial statements.

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

Currently the Company has the following cannabis-related and non-cannabis investments in place. The Company’s aggregate investment in these companies currently totals $3,272,105:

•

$1,500,000 receivable from Bhang Corporation (formerly known as Chocolate Company, Inc.), a nationally branded infused edibles company. The Company and Bhang had been involved in litigation concerning return of Mentor’s investment. On December 29, 2016, the United States District Court for the Northern District of California entered a judgment against Bhang in the amount of $1,921,534.62. Mentor was also awarded post-judgment interest at the legal rate of 10% between December 29, 2016 and the date that the judgment is paid in full. [Please see the section entitled “Legal Proceedings” for additional information];

•

$106,874 invested in Electrum Capital Partners, LLC including accrued interest under an interest bearing convertible promissory note receivable that is currently bearing interest at 10% per annum;

•

$67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $2.7 Million revenue generating private service business based in Phoenix, AZ which is expanding into Austin, TX. WCI works with business park owners, governmental centers, and apartment complexes to reduce their trash related costs. WCI works with the owners to analyze the dumpster usage and reduce the number of partially used dumpsters throughout the complexes. A fleet of trucks moves dumpsters from high volume to lower volume locations and picks up onetime items for disposal. The refuse related cost savings are generally split with Waste Consolidators who supplies services under long-term agreements;

•

$547,353 investment in an account receivable with annual payments of $117,000 that expires in 10 years, purchased in April 2015 from a non-affiliated individual;

•

$25,181 invested in NeuCourt, Inc. including accrued interest under a convertible promissory note receivable that bears interest at 5% per annum.

•

$25,000 of expenses were paid for potential rights on a patent application for THC vape systems.

•

$500,000 convertible promissory notes receivable from G Farma.

•

$500,000 receivable from assigned interest in G Farma recovery in civil forfeiture or similar recoveries.

In an effort to analyze the viability of various cannabis companies in the market and help the Company focus on which related companies to approach as potential acquisition targets, the Company developed a cannabis index similar to that developed by the Company in the cancer industry. The Company’s cannabis index reflects companies that appear to have higher book value and revenue per share which is characteristic of the goals of value investing. The Company updates its cannabis index regularly to track historical fluctuations in the cannabis market but it does not currently rely on the cannabis index to guide its acquisition decisions.

The Company continually works to identify cannabis related acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently there are 28 states and the District of Columbia that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. In addition, as of December 31, 2016, voters in eight states have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes marijuana use and possession illegal at the national level. The United States Supreme Court ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Thus even in states where the use of cannabis has been legalized, its use remains a violation of Federal law. The Obama administration stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis, however the Trump administration has indicated that it will reconsider such policy and practice, especially with respect to recreational cannabis. Even if the Trump administration initially affirms the same approach with respect to medical or recreational cannabis, there is no guarantee that such policy and practice will not change regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized.

The Obama administration indicated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the current Trump administration will not change the stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy.

Competition

There are many companies that are interested in investing in the medical marijuana and cannabis industry, many of which are well funded companies. Additionally, the operating companies in the cannabis sector are highly fragmented and compete against each other. Any acquisition by Mentor will be in competition with several other similar cannabis related operations in the sector.

Employees

Mentor Capital has 4 full time employees and 1 part time employee in its corporate office in Ramona, California. WCI has 33 employees in Tempe, Arizona and 3 employees in Austin, Texas.

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

Item 1A. Risk Factors.

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business since it operates in a highly challenging and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.

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

Management has operated Mentor Capital, Inc. as a non-reporting public company for 20 years, and only two years ago voluntarily transitioned to reporting company status subject to financial and other SEC required disclosures. Prior to such voluntary transition, management has not been required to prepare and make such required disclosures. As a reporting company we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. As management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the company Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2016, the Company had 20,980,510 outstanding shares of its Common Stock trading at approximately $1.06. As of the same date the Company also had 8,206,390 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption will continue to be recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company.

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

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states and the US government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting sale of what is considered drug paraphernalia. If our, or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets.

Our business model is to partner with or acquire other companies.

We do not manufacture or sell cannabis products or services. Rather we try to find cannabis businesses whose products, managers, technology or other factors we like and invest in or acquire those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date several of our acquisitions/investments have not turned out well for us, and an effort to secure a $35 million loan has resulted in a $621,250 loss.

The federal government’s attitude toward cannabis could materially harm our business

Changes to the Federal Government’s administration and the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use could materially negatively affect our business. If recreational use is limited that could represent 75% of the potential overall cannabis market revenues. Eliminating recreational cannabis use would be an existential threat to many cannabis entities. Being historically illegal, many cannabis contracts could not be enforced in the courts.

Many of the people and entities with whom we work in the cannabis industry are not used to engaging in other than normal course business transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in the normal course. Entities and persons operating in the cannabis industry may be unaccustomed to entering into written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced these differences with several different entities in which we’ve invested or considered investing, including an entity which failed to comply with contractual obligations, some of which have led us into litigation or to rely on other legal remedies.

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

A failure to obtain financing could prevent us from executing our business plan.

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 20 to 24 months. It is possible that if future financing is not obtained we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

Since 2014 we have initiated and obtained judgments in two disputes; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) to recover $1,500,000 invested in Bhang following rescission of the investment agreement between the parties. Additionally, relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of Common Stock they bought from the Bhang CEO in a secondary sale. Mentor has filed a cross-complaint against Bhang’s CEO and a relative of the plaintiffs. There is no surety that we will prevail in the ongoing lawsuit or that we will be able to recover funds where we have obtained judgments.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 29.5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 22, 2017, Mr. Billingsley owned approximately 22.9% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 29.5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,137,684 Series D warrants and 4,500 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively. Additionally, Robert Meyer, Stan Shaul, Earl Kornbrekke and Lori Stansfield, directors of the Company, hold an aggregate of 1,047,966 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our partners’ and affiliates’ products may be used for medical purposes. We may become the subject of litigation alleging that our products were ineffective or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to, but do not now, carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event our products are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

There is a limited market for our Common Stock.

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers before deposit. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

We lease office facilities used in our business. Mentor corporate offices are in Ramona, California in San Diego County and we lease approximately 2,000 square feet of office space. WCI is located in Tempe, Arizona and leases approximately 3,000 square feet of office and warehouse space for $2,211 per month under an operating lease expiring in January 2018. MCIP administrative support is provided by Mentor in its Ramona, California corporate offices.

Item 3. Legal Proceedings.

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Mentor intends to enforce this judgment. As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares pursuant to the Bhang Agreement have the option to return all or part of those shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568.92 in interest for such returned shares. Mentor will account for the return of shares as a capital transaction if and when the shares are remitted back to the Company. See Note 4 to consolidated financial statements.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The shares purchased by plaintiffs are returnable to Mentor per the judgment awarded in the Bhang matter, above. Mentor was not a party to this transaction and intends to vigorously defend itself against all claims in this case. No trial date has currently been set in this action.

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

	High	Low
Quarter Ended December 31, 2016	$1.70	$0.57
Quarter Ended September 30, 2016	$0.89	$0.23
Quarter Ended June 30, 2016	$0.72	$0.30
Quarter Ended March 31, 2016	$0.76	$0.20
Quarter Ended December 31, 2015	$0.47	$0.21
Quarter Ended September 30, 2015	$0.79	$0.44
Quarter Ended June 30, 2015	$0.84	$0.69
Quarter Ended March 31, 2015	$1.55	$0.65
Quarter Ended December 31, 2014	$1.15	$0.60

Holders

As of December 31, 2016 there were approximately 7,575 registered holders of record of our Common Stock. As of December 31, 2016, we had a total of 20,980,510 shares of Common Stock issued and outstanding; 0 shares of Preferred Stock issued and outstanding; 4,500 Series B warrants outstanding which are exercisable for 4,500 shares of Common Stock, 8,206,390 Series D warrants outstanding which are exercisable for 8,206,390 shares of Common Stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This will be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period October 1, 2014 through December 31, 2016, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2015	0	N/A	21,448	278,552
April 1 through June 30, 2015	12,300	$0.75	33,748	266,252
July 1 through September 30, 2015	11,000	$0.59	44,748	255,252
October 1 through December 31, 2015	0	N/A	44,748	255,252
January 1 through December 31, 2016	0	N/A	44,748	255,252
TOTAL	23,300		44,748	255,252

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not immediately intend to create such a plan in the future.

Recent Sales of Unregistered Securities

On October 31, 2016, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $100,000. On March 17, 2017, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $500,002. There have been no other unregistered securities sold within the past three years.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s Common Stock has traded publicly under the trading symbol OTC Markets: MNTR.

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a medical marijuana project with a cancer focus. On August 29, 2013, the Company made a decision to begin to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector.

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest. WCI is included in the consolidated financial statements for the years ended December 31, 2016 and 2015.

MicroCannaBiz (MCB)

On February 18, 2014, the Company signed an agreement to purchase 51% of MCB. MCB was formed in January 2014 and began operations in June 2014. MCB provides cannabis and marijuana related private companies, investors and microcap issuers with information resources including client company specific publications, directories, and continuing education courses. MCB did not provide financial information for the first quarter of 2015 and in April 2015, Mentor notified MCB that it was exercising its option to convert its equity in MCB to a ten year note receivable for $74,000 from the majority owner of MCB as provided in the funding agreement. The note receivable bears interest at 6% and is payable in monthly installments. However, the Company has been unable to collect on the note receivable and $2,010 of accrued interest, therefore, due to the uncertainty of collection we impaired the note receivable and accrued interest in its entirety at December 31, 2015. The effect of not including MCB operations for the first quarter of 2015 in the consolidated financial statements are considered insignificant. The 2015 conversion from equity to the note receivable resulted in a gain on conversion of $35,360. The investment loss recognized on the impairment of the note receivable plus accrued interest was $76,010, for a net loss on the MCB investment of $40,650 for the year ended December 31, 2015.

Bhang Corporation fka Bhang Chocolate Company, Inc.

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”) which was subsequently rescinded, see Item 3 “Legal Proceedings”. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheet at December 31, 2016 and December 31, 2015. The estimated accrued interest at December 31, 2016 and 2015 was fully reserved. The Company intends to vigorously pursue collection of the receivable plus interest.

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could have been converted, in steps or in whole, into shares of Mentor Common Stock based on the conversion formula applied to operating results for the preceding four calendar quarters, as defined in the agreement. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security at December 31, 2015 was $0.

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement between Mentor and the prior owner of CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. See Note 21 to the consolidated financial statements.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity. Electrum is a Nevada based cannabis consulting, management and investment company.

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

On August 21, 2015, Mentor entered into an agreement with an individual known to CCH operating management by which the individual purchased to-be-created Mentor Series C convertible preferred shares for $120,000 with the understanding it was to be invested by Mentor in a startup operation managed by CCH management. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares based on results of operations for CCH. At the time of the investment, Mentor was awaiting state approval of its reincorporation documents in Delaware and the Series C convertible preferred shares had not yet been created. Mentor loaned the $120,000 to CCH for investment in the startup entity, however, due to internal disagreement between the startup entity’s managers, the planned entity has failed. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security is $0 at both December 31, 2016 and 2015. In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee. See discussion of Mentor warrants in footnote 9 of the attached consolidated financial statements.

Green Vision Systems, Corp.

On September 21, 2016, the Company received 500,000 unregistered shares of Green Vision Systems, Corp. (“GVS”) in exchange for consulting services. The shares were recorded at cost based on the value of consulting services related to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, plus associated hemp farming in this tropical setting. Subsequent to year-end GVS indicated that it will put its Puerto Rico operations into an alternate entity and will register shares of that entity rather than GVS shares. The Company is uncertain whether it will receive benefit from its GVS shares or the alternate entity and has fully impaired the investment in GVS shares at December 31, 2016, (see Note 26).

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable (“Note”). Principal and unpaid interest may be converted into shares of a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2016 and 2015.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2016 and 2015, the Company has recorded an allowance in the amount of $33,837 and $15,310, respectively.

Other current receivables

CCH loaned the funds received from Mentor to Market Trend Analytics, LLC (“MTA”), in anticipation of investing in a cannabis related operation that was never consummated, see Note 22. CCH had recorded receivables for amounts advanced to two managing members of MTA which did not bear interest and had current maturities at December 31, 2015. The Company is uncertain whether it will be able to collect the receivables from the two managing members and fully impaired the receivables in the second quarter of 2016. The total other current receivable was $0 and $19,459 at December 31, 2016 and 2015, respectively.

Convertible notes receivable

The Company has a convertible note receivable from Electrum Capital Partners, LLC that is recorded at the principal face amount of $100,000 plus accrued interest of $6,874 and $7,772 at December 31, 2016 and 2015, respectively. The note matures March 12, 2022 and bore interest at 5% per annum from March 12, 2014 to September 12, 2015, at which time the interest increased to 10% annual interest. The note calls for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest will be $2,290 until the note matures. The conversion price is the note balance plus any accrued interest at conversion date. The conversion percentage is (conversion price divided by (conversion price plus $1.9 million)).

The Company has a convertible note receivable from NeuCourt, Inc., which it entered into on November 8, 2016, that is recorded at the principal face amount of $25,000 plus accrued interest of $181 at December 31, 2016. The note bears 5% interest and matures on November 8, 2018. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 128,583 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Investment in account receivable, net of discount

The Company invested $90,000 for an account receivable and promissory note in the amount of $117,000 on July 8, 2014 which was due on or before January 15, 2015. The note was paid and extinguished in March 2015. On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year through 2026 for an aggregate of $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of Series D warrants at $1.60 per share. At the election of the shareholder the shareholder can return 313,820 shares of Common Stock in exchange for each of the $117,000 payments due on or about January 2018, 2019, 2020, and 2021. The shareholder may make this election between June and December 2017.

The investments were recorded at face value with an offsetting discount at the time of purchase or exchange. The discount is amortized to interest income over the term of the notes.

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB. At December 31, 2016 and 2015, the note has been entirely impaired.

Property, equipment and machinery

Property, equipment and machinery are recorded at cost. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Database and website costs at December 31, 2015 related to development of CAST’s website and webcast subscriber base and was being amortized over 2 years upon launch of the website.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts. The resulting gain or loss is credited or charged to income.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 18, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. In addition, Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 19. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2016. Due to the fact that CAST operating results were less than anticipated from the acquisition date, April 20, 2015, through December 31, 2015, we evaluated the CAST goodwill for impairment. Based on 2015 operating results and our revised projection of discounted cash flow we impaired the CAST goodwill in its entirety at December 31, 2015, see Note 19. On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which that certain Purchase Agreement and the Convertible Security Agreement between Mentor and the prior owner of CAST were cancelled and terminated, resulting in a spinoff of CAST assets and liabilities to the prior CAST owner.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Service fees are generated by WCI for monthly services performed to reduce customer’s trash related costs. Service fees are invoiced and recognized as revenue in the month services are performed. Revenue from consulting agreements is recognized at the time the related services are provided as specified in the related consulting agreements. Webcast revenue was generated by CAST in providing web-based presentations and was recognized at the time presentations were completed.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 8,900,000 and 13,400,000 as of December 31, 2016 and 2015, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at December 31, 2016 and 2015, respectively.

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $17,534 and $56,097 for the years ended December 31, 2016 and 2015, respectively.

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

Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015:

Revenues

We had revenue of $2,761,245 and gross profit of 976,085 (35.4% gross profit) for the year ended December 31, 2016 versus revenue of $2,561,758 and gross profit of $996,347 (38.9% gross profit) for the year ended December 31, 2015, an increase in revenue of $199,487 and a decrease in gross profit of ($20,262). WCI service fee revenue in 2016 increased by $276,962 with an increase in gross profit of $49,716. Revenue from CAST in 2016 was $450 with gross loss of ($239) compared to $92,889 with gross profit of $84,703 in 2015. In addition we recognized consulting revenue of $20,000 in 2016 compared to $69,432 in 2015 and other revenue of $608 in 2016 compared to $0 in 2015.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2016 was $1,872,059 compared to $1,768,560 for the year ended December 31, 2015, an increase of $103,499. The increase was due to an increase in business and life insurance of $12,933, an increase in bad debt expense of $21,376, an increase in management fees of $45,000, an increase in shareholder services costs of $3,120, an increase in communication costs of $11,345, an increase in legal fees of $21,087, an increase in travel costs of $3,468, an increase in salary and related costs of $20,785, and an increase in other selling, general and administrative expenses of $20,836, which was partially offset by a decrease in dues and membership fees of ($3,905), a decrease in outside services of ($4,391), a decrease in advertising costs of ($38,562), and a decrease in depreciation and amortization expense of ($9,593).

Other income and expense

Other income and expense, net, totaled $52,633 for the year ended December 31, 2016 compared to $10,581 for the year ended December 31, 2015, an increase of $42,052. The increase was from an increase in interest income of $39,786, a goodwill impairment charge in 2015 of $466,765 with no corresponding charge in 2016, a loss on the write off of the MCB note in 2015 of $76,010 that had no corresponding charge in 2016, a $89,169 decrease in loss on investments in 2016, an increase in gain on equipment disposal of $11,568 and an increase in other income of $8,718. The increases were partially offset by an increase in interest expense of ($24,993), a decrease in gain on convertible security valuation in 2015 of ($589,611) with no corresponding gain in 2016, a decrease in 2015 gain on conversion of investment in MCB note receivable of ($35,360) with no corresponding gain in 2016.

Net results

The net result for the year ended December 31, 2016 was a loss of $858,113 or $0.048 per Mentor common share compared to a loss of $799,868 or $0.051 per Mentor common share for the year ended December 31, 2015. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2016 we had cash of $1,311,338 and working capital of $1,520,930. Operating cash outflows during 2016 were ($370,176), inflows from investing activities were $91,471, and inflows from financing activities were $1,516,364. We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2016, we had cash of $1,311,338 and a working capital of $1,529,930. Operating cash outflows in the year ended December 31, 2016 were ($370,176), including ($855,141) of net loss less non-cash amortization of discount on investment in account receivable of ($103,414), less gain on equipment disposal of ($11,568), less accrued investment interest income of ($24,283), offset by depreciation and amortization of $25,761, bad debt expense of $37,986, loss on disposal of Investor Webcast assets and liabilities of $345, realized investment loss of 21,944, and changes in other operating assets of $538,194.

Net cash inflows in 2016 from investing activities were $91,471 including $22,913 proceeds from sale of property and equipment, $28,669 proceeds from securities sold, $26,000 proceeds from investment in receivable and $44,678 proceeds from note receivable, offset by ($30,239) purchase of property and equipment and ($550) cash paid at Investor Webcast, LLC disposition.

Net inflows from financing activities in 2016 of $1,516,364 of which $1,442,962 were the net proceeds received from exercise of warrants, $100,000 was proceeds from sale of restricted Common Stock, $25,000 was received from short-term loans from related parties, $139,143 were proceeds from long-term debt, less repayment on short-term loans from related parties of ($25,000), payment on line of credit of ($70,000), payments on long-term debt of ($72,104), and distributions to a non-controlling shareholder of ($23,637). We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing available resources will be sufficient to satisfy our funding requirements for 20 to 24 months.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 120,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the 1% partial redemption authorization has been recalculated and repeated according to the court formula at an average exercise price of $0.32 thru December 31, 2016. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. During 2016 shareholders requested to participate in the partial redemption as designees and exercised 4,503,346 outstanding Series D warrants for an aggregate exercise price of $1,442,962 plus warrant redemption fees of $451,335. During 2015 shareholders requested to participate in the partial redemption as designees and exercised 1,037,971 outstanding Series D warrants for an aggregate exercise price of $322,249 plus warrant redemption fees of $103,797. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Item 8. Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2016 and 2015, begins on page F-1 of this Annual Report.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in internal control over financial reporting in the years ended December 31, 2016 and 2015.

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

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2016 are as follows:

Name	Age	Position
Chet Billingsley	64	President and Chief Executive Officer, and Chairman of the Board of Directors
Lori Stansfield	57	Chief Financial Officer, Treasurer and Director
Robert B. Meyer	77	Secretary and Director
Stan Shaul	52	Director
Earl Kornbrekke	74	Director

Chet Billingsley, has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985. On behalf of the Company Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and as CEO successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a Master’s Degree in Applied Physics from Harvard University, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985. An avid business writer, Mr. Billingsley’s most recent feature is “In Defense of Business Ethics” in Management Today.

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

Audit, Compensation, or Nominating Committees and Conflicts of Interest

The Board does not have an audit committee or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors as a whole. The Board of Directors has not established an audit committee in accordance with section 3(a)(58)(A) of the Exchange Act but does have a financial expert on the Board. The Board of Directors has not established a nominating committee. The Board has been of the opinion that such committees are not necessary since the Company is in early stages of developing a portfolio of cannabis investments, and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. The Board intends to nominate an audit committee in the first half of 2017 as the Company prepares its application for OTCQX status.

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

Meetings of the Board of Directors

The Board of Directors of Mentor conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. With the exception of Mr. Billingsley and Lori Stansfield, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the Company.

Mentor held four meetings of the Board of Directors in 2016 and four meetings of the Board of Directors in 2015. All directors attended each of the meetings.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. All of our executive officers, directors, and greater-than-ten percent stockholders have complied with Section 16(a) filing requirements by timely filing Forms 4 during the last fiscal year.

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

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 Share-Based-Payment (“ASC 718”).

Summary Executive Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Chet Billingsley Chairman and Chief Executive Officer	2016	120,000(1)	0	0	0	0 (3)	0	4,250 (2)	124,250
	2015	120,000(1)	0	0	0	0 (3)	0	4,500 (2)	124,500

Lori Stansfield Chief Financial Officer and Treasurer(4)	2016	120,000	0	0	0	0	0	4,250(5)	124,250
	2015	120,000	0	0	0	0	0	3,000(5)	123,000

(1)

Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2)

Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $1,000 for each of four Board Meetings he attended in 2015 and $250 each for additional services provided to the Company related to written resolutions. Mr. Billingsley was paid $1,000 each for four Board Meetings he attended in 2016 and $250 for additional services provided to the Company related to written resolutions.

(3)

The CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the reorganization, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the reorganization. This incentive was authorized in 1998 and confirmed in 2000 under the Company’s Plan of Reorganization.

(4)

Ms. Stansfield joined Mentor as its Chief Financial Officer on May 27, 2014. On April 9, 2015, Ms. Stansfield was appointed a Director of the Company and named the Company Treasurer.

Ms. Stansfield received $1,000 for each of three board meetings she attended in 2015. Ms. Stansfield received $1,000 for each of four board meetings she attended in 2016 and $250 for additional services provided to the Company related to written resolutions.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Chet Billingsley and Lori Stansfield, for the year ended December 31, 2016.

Name and Principal Position	Fees Earned or Paid In Cash	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
	($)(1)	($)	($)	($)	($)	($)	($)	($)
Stan Shaul	$5,000(1)	0	0	0	0	0	0	5,000
Robert B. Meyer	5,500(1)	0	0	0	0	0	0	5,500
Earl Kornbrekke	5,000(1)	0	0	0	0	0	0	5,000

(1)

Each director is paid $1,000 for attendance at regular quarterly Board meetings. During 2016 Mentor Board of Directors were paid for four board meetings held in 2016 and one board meeting for 2015 which was paid in 2016. Mr. Meyer was also paid $500 for additional services provided to the Company as Secretary.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 22, 2017 which was 22,350,152.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chet Billingsley PO Box 1709 Ramona, CA 92065	6,737,170(1, 2)	22.90%(7)
Common Stock	Stan Shaul 2586 Claybourne Court Newbury Park, CA 91320	234,971(3)	0.80%(8)
Common Stock	Robert B. Meyer 24446 Caswell Court Laguna Niguel, CA 92677	1,313,784(4)	4.47%(8)
Common Stock	Earl Kornbrekke 81738 Avenida Estuco Indio, CA 92203	196,114(5)	0.67%(8)
Common Stock	Lori Stansfield PO Box 1709 Ramona, CA 92065	204,222(6)	0.69%(8)
Common Stock	Directors and Officers as a group	8,686,261	29.53%(9)

(1)

132,500 of Mr. Billingsley’s shares of Common Stock are held in a 10b5-1 Plan under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the 10b5-1 Plan are less than 16,000 shares per week which is less than 1% of the weekly trade volume for the Company’s shares. Sales under the 10b5-1 plan were initiated on August 15, 2016 at which time the closing share price for Mentor stock was $0.30 and sales have continued through the filing of this report. The closing share price for Mentor shares at March 22, 2017 was $2.40. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2)

In addition to 4,594,986 shares of Common Stock, Mr. Billingsley also holds 2,137,684 Series D warrants exercisable at $1.60 per share and 4,500 Series B warrants exercisable at $0.11 per share. As of the date of this Annual Report on Form 10-K Mr. Billingsley has not exercised any of these Series B or D warrants.

(3)

In addition to 12,074 shares of Common Stock, Mr. Shaul also holds 222,897 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Mr. Shaul has not exercised any Series D warrants.

(4)

In addition to 874,829 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Mr. Meyer has not exercised any Series D warrants.

(5)

Mr. Kornbrekke holds 196,114 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Mr. Kornbrekke has not exercised any Series D warrants originally held or redeemed as a designee except as follows. In March 2015, Mr. Kornbrekke redeemed as a designee and then exercised 2,804 unexercised Series D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial warrant redemption described in Item 6.

(6)

In addition to 14,222 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $1.60 per share. In March 2017, Ms. Stansfield exercised 10,000 Series D warrants by paying the exercise price of $1.60 per share. In March 2015, Ms. Stansfield redeemed as a designee and then exercised 2,000 unexercised Series D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial warrant redemption, described in Item 6. On June 4, 2015, Ms. Stansfield redeemed as a designee and then exercised 2,222 Series D Warrants by paying the $0.10 per share redemption fee and $0.35 per share exercise price associated with the June 2015 partial redemption.

(7)

The Percentage of Class ownership of Mr. Billingsley is calculated based on the total number of outstanding shares of Common Stock (22,350,152), Series B warrants (4,500) and Series D warrants (7,058,971).

(8)

The Percentage of Class ownership of Mr. Shaul, Mr. Meyer, Mr. Kornbrekke, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (22,350,152) and Series D warrants (7,058,971).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2015 and December 31, 2016, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2016 and 2015. Income tax returns for both years was prepared by Poortinga Accountancy Corporation.

Fee Category	2016	2015
Audit Fees (1)	$45,900	$47,027
Audit-Related Fees (2)	$-	$-
Tax Return Fees (3)	$3,455	$2,110
All Other Fees (4)	$-	$-

(1)

Audit fees includes the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)

Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2016 or 2015.

(3)

The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)

All other fees consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2016 and 2015 were pre-approved by the entire Board.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibits

See Exhibit Index which follows Signatures and immediately precedes the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2016 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 23, 2017

By: /s/ Chet Billingsley

Chet Billingsley, Chairman and Chief Executive Officer

Date: March 23, 2017

By: /s/ Lori Stansfield

Lori Stansfield, Director and Chief Financial Officer

Directors

Date: March 23, 2017

By: /s/ Stan Shaul

Stan Shaul

Director

Date: March 23, 2017

By: /s/ Earl Kornbrekke

Earl Kornbrekke

Director

Date: March 23, 2017

By: /s/ Robert Meyer

Robert Meyer

Director

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1

Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)

4.2

Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

11.1	Statement regarding computation of earnings per share (Incorporated by reference to Exhibit 11 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)
21.1	Subsidiaries of the Company
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mentor Capital, Inc.:

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, other comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mentor Capital, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

March 23, 2017

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

_________________________________________________________________________________________________

	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$1,311,338	$73,679
Accounts receivable, net	381,404	360,841
Other receivables	-	19,459
Prepaid expenses and other current assets	42,863	21,120
Investments in securities, at fair value	-	37,500
Investment in accounts receivable, current portion, net of discount	-	92,542
Convertible notes receivable, current portion	12,951	-
Employee advances	700	3,677

Total current assets	1,749,256	608,818

Convertible notes receivable, net of current portion	119,104	107,772

Property and equipment
Property and equipment	215,034	236,453
Accumulated depreciation and amortization	(178,482)	(189,713)

Property and equipment, net	36,552	46,740

Other assets
Investment in account receivable, net of discount and current portion	481,987	520,031
Receivable - Bhang Corporation	1,500,000	1,500,000
Deposits	9,575	9,575
Long term investments	55,943	55,943
Goodwill	1,426,182	1,426,182

Total other assets	3,473,687	3,511,731

Total assets	$5,378,599	$4,275,061

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2016 and 2015

_________________________________________________________________________________________________

	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$25,572	$118,922
Accrued expenses	165,528	195,566
Deferred revenue	-	866
Line of credit	-	70,000
Current portion of long term debt	28,226	10,841

Total current liabilities	219,326	396,195

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,038,378	484,372
Long term debt, net of current portion	69,266	19,612

Total long-term liabilities	1,107,644	503,984

Total liabilities	1,326,970	900,179

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 20,980,510 and 16,254,941 shares issued and outstanding at December 31, 2016 and December 31, 2015	2,098	1,625
Additional paid in capital	9,565,695	8,023,206
Accumulated deficit	(5,310,082)	(4,451,969)
Accumulated other comprehensive income (loss), net of tax	-	(12,563)
Non-controlling interest	(206,082)	(185,417)

Total shareholders' equity	4,051,629	3,374,882

Total liabilities and shareholders' equity	$5,378,599	$4,275,061

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2016 and 2015

_________________________________________________________________________________________________

	2016	2015
Revenue
Service fees	$2,740,187	$2,463,225
Webcast revenue	450	23,457
Consulting revenue	20,000	69,432
Other revenue	608	5,644

Total revenue	2,761,245	2,561,758

Cost of sales	1,785,160	1,565,411

Gross profit	976,085	996,347

Selling, general and administrative expenses	1,872,059	1,768,560

Operating income (loss)	(895,974)	(772,213)

Other income and (expense)
Interest income	114,836	75,050
Interest expense	(40,625)	(15,632)
Gain on convertible security valuation	-	589,611
Goodwill impairment	-	(466,765)
Gain on conversion of investment in MicroCannaBiz to note receivable	-	35,360
Loss on write off of MicroCannaBiz note receivable and accrued interest	-	(76,010)
Gain (loss) on investments	(42,289)	(131,458)
Gain (loss) on equipment disposal	11,568	-
Other income (expense)	9,143	425

Total other income and (expense)	52,633	10,581

Income (loss) before provision for income taxes	(843,341)	(761,632)

Provision for income taxes	11,800	3,163

Net income (loss)	(855,141)	(764,795)

Gain (loss) attributable to non-controlling interest	2,972	35,073

Net income (loss) attributable to Mentor	$(858,113)	$(799,868)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.048)	$(0.051)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	17,695,152	15,537,163

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2016 and 2015

_________________________________________________________________________________________________

	2016	2015
Net loss	$(855,141)	$(764,795)

Other comprehensive income (loss):

Net losses reclassified from AOCI to net income	12,563	(12,563)

Comprehensive income	$(842,578)	$(777,358)
		`

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2016 and 2015

_________________________________________________________________________________________________

	Controlling interest
	Common stock					Accumulated
	Shares	no par	$0.001 par	Additional paid in capital	Accumulated equity (deficit)	Other Compre-hensive Income	Total	Non-controlling equity (deficit)	Totals
Balance at December 31, 2014	14,486,047	$7,001,908	$-	$234,731	$(3,652,101)	$-	$3,584,538	$(205,298)	$3,379,240

Conversion of warrants to common stock, net of conversion costs	1,038,987	313,406	23	18,820	-	-	332,249	-	332,249

Non-cash conversion of warrants for investment in accounts receivable	757,059	471,647	-	-	-	-	471,647	-	471,647

Shares retired	(27,152)	(15,704)	-	-	-	-	(15,704)	-	(15,704)

Non-controlling distribution	-	-	-	-	-	-	-	(33,970)	(33,970)

Effect on non-controlling deficit from disposition of MicroCannaBiz	-	-	-	-	-	-	-	18,778	18,778

Effect of re-incorporation in Delaware at $0.0001 par value on September 24, 2015	-	(7,771,257)	1,602	7,769,655	-	-	-	-	-

Other comprehensive (loss), net of tax	-	-	-	-	-	(12,563)	(12,563)	-	(12,563)

Net income (loss)	-	-	-	-	(799,868)	-	(799,868)	35,073	(764,795)
Balance at December 31, 2015	16,254,941	-	1,625	8,023,206	(4,451,969)	(12,563)	3,560,299	(185,417)	3,374,882

Conversion of warrants to common stock, net of conversion costs	4,503,346	-	451	1,442,511	-	-	1,442,962	-	1,442,962

Private placement of unregistered common stock, October 31, 2016	222,223	-	22	99,978	-	-	100,000	-	100,000

Non-controlling distribution	-	-	-	-	-	-	-	(23,637)	(23,637)

Other comprehensive income, net of tax	-	-	-	-	-	12,563	12,563	-	12,563

Net income (loss)	-	-	-	-	(858,113)	-	(858,113)	2,972	(855,141)
Balance at December 31, 2016	20,980,510	$-	$2,098	$9,565,695	$(5,310,082)	$-	$4,257,711	$(206,082)	$4,051,629

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2016 and 2015

_________________________________________________________________________________________________

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(855,141)	$(764,795)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	25,761	35,355
Amortization of discount on investment in account receivable	(103,414)	(67,470)
Bad debt expense	37,986	16,610
Loss on disposal of Investor Webcast, LLC assets & liabilities	345	-
Gain on equipment disposal	(11,568)	-
Change in accrued investment interest income	(24,283)	(2,830)
Investment loss	21,944	156,372
Gain on conversion of investment in MicroCannaBiz to
note receivable	-	(35,360)
Impairment of MicroCannaBiz note receivable	-	74,000
Goodwill impairment	-	466,765
Gain on convertible security valuation	-	(589,611)
Decrease (increase) in operating assets
Accounts receivable - trade	(39,280)	(69,470)
Prepaid expenses and other current assets	(24,628)	37,035
Employee advances	1,965	(1,177)
Other assets	-	1,000
Increase (decrease) in operating liabilities
Accounts payable	75,399	53,337
Accrued expenses	(29,618)	(78,802)
Deferred revenue	(20,650)	866
Accrued salary, retirement and benefits - related party	554,006	135,683

Net cash provided by (used by) operating activities	(370,176)	(632,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,239)	(18,021)
Proceeds from sale of property and equipment	22,913
Securities purchased	-	(1,060)
Proceeds from securities sold	28,669	8,014
Cash paid at Investor Webcast disposition	(550)	-
Receipt of investment in receivable	26,000	117,000
Proceeds from note receivable	44,678	-
Other receivable advance	-	(116,859)
Investment in MicroCannaBiz	-	(2,000)

Net cash provided by (used by) investing activities	91,471	12,926

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2016 and 2015

_________________________________________________________________________________________________

	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$1,442,962	$332,250
Common stock repurchased and retired	-	(15,705)
Proceeds from private placement of unregistered common stock	100,000	-
Short term loan from related parties	25,000	-
Repayment on short term loan from related parties	(25,000)	-
Borrowing (payment) on line of credit	(70,000)	10,000
Proceeds from long-term debt	139,143	-
Payments on long-term debt	(72,104)	(19,707)
Proceeds from convertible security	-	120,000
Non-controlling interest distribution	(23,637)	(33,969)

Net cash provided by (used by) financing activities	1,516,364	392,869

Net change in cash	1,237,659	(252,549)

Beginning cash	73,679	326,228

Ending cash	$1,311,338	$73,679

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$41,134	$15,505

Cash paid for income taxes	$3,000	$800

NON-CASH INVESTING AND FINANCING TRANSACTION:
Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(194,550)	$(105,197)
Investment in account receivable, net of discount, via issuance of shares	$-	$471,647

Other non-cash settlement of account payable
Assignment of current portion of investment in accounts receivable	$117,000	$-
Assignment of note receivable	46,322	-
	$163,322	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

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

Current Business (2008 - 2016)

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTCQB: MNTR.

In 2009, the Company began focusing its investing activities in leading edge cancer companies. In 2012, in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a medical marijuana related project with a cancer focus. On August 29, 2013, the Company made a decision to divest of its cancer assets and focus future investments in the cannabis and medical marijuana sector.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements presented.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 invested by Mentor into Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interests at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. Amounts paid to Bhang is reported as Receivable from Bhang Chocolate Company in the consolidated balance sheets at December 31, 2016 and 2015. Interest receivable is fully reserved at December 31, 2016 and 2015 pending the outcome of the Company’s collection process.

On April 20, 2015, the Company acquired 100% of a Georgia sole proprietorship, dba Investor Webcast (“CAST”) valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 1 - Nature of operations (continued)

a Delaware limited liability company subsidiary, Investor Webcast, LLC, to hold the assets of CAST. CAST provides cannabis related private companies, investors and microcap issuers with investor information through webcasts, conferences, email and an evolving mix of media products, investment publications, industry financial research, and by other means. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor common stock. The to-be-created Series B convertible preferred shares were to convert to shares of Mentor’s common stock based on the conversion formula applied to operating results for the preceding four calendar quarters, as defined in the Purchase Agreement (as defined below). Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security liability at December 31, 2015 was $0.

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement between Mentor and the prior owner of CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the agreement. However, the CAST business did not evolve as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship. The CAST prior owner received assets valued at $7,408, assumed liabilities of $17,587 and received $500 in cash. Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST. Two prior employees were also paid $50 each.

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. Services to be provided may include but are not limited to: 1) Branding, marketing, administrative and consulting services; 2) Compliance and legal services; and 3) accounting and financial services. There have been no operations in CCH during 2016. Operations of CCH are included in consolidated financial statements from the date of inception (June 25, 2015) through December 31, 2015.

On August 21, 2015, Mentor entered into an agreement with an individual known to CCH operating management by which the individual purchased to-be-created Mentor Series C convertible preferred shares for $120,000. After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. At the time of the agreement, Mentor was awaiting state approval of its reincorporation under the laws of the State of Delaware and the Series C convertible preferred shares had not yet been created. Therefore, upon Mentor’s receipt of the invested amount, a convertible security was issued to the purchaser which could be converted to Mentor Series C convertible preferred shares once the preferred shares were created. Mentor loaned the $120,000 to CCH for investment into another entity, however, due to internal disagreement between the startup entity’s managers, the planned startup operation has been discontinued. Due to the fact that the planned operation has been discontinued, the fair value of the convertible security liability is $0 at both December 31, 2016 and 2015. In March 2016 the Company designated the individual investor as holder of 120,000 of Mentor’s unexercised Series D warrants, exercisable at $1.60 plus the $0.10 warrant fee.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold the patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2016 and 2015.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2016 and 2015, the Company has recorded an allowance in the amount of $33,837 and $15,310, respectively.

Other current receivables

CCH loaned the funds received from Mentor to Market Trend Analytics, LLC (“MTA”), in anticipation of investing in a cannabis related operation that was never consummated, see Note 22. CCH had recorded receivables for amounts advanced to two managing members of MTA which did not bear interest and had current maturities at December 31, 2015. The Company is uncertain whether it will be able to collect the receivables from the two managing members and fully impaired the receivables in the second quarter of 2016. The total other current receivable was $0 and $19,459 at December 31, 2016 and 2015, respectively.

Convertible notes receivable

The Company has a convertible note receivable from Electrum Capital Partners, LLC that is recorded at the principal face amount of $100,000 plus accrued interest of $6,874 and $7,772 at December 31, 2016 and 2015, respectively. The note matures March 12, 2022 and bore interest at 5% per annum from March 12, 2014 to September 12, 2015, at which time the interest increased to 10% annual interest. The note calls for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest will be $2,290 until the note matures. The conversion price is the note balance plus any accrued interest at conversion date. The conversion percentage is (conversion price divided by (conversion price plus $1.9 million)).

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable (continued)

The Company has a convertible note receivable from NeuCourt, Inc., which it entered into on November 8, 2016, that is recorded at the principal face amount of $25,000 plus accrued interest of $181 at December 31, 2016. The note bears 5% interest and matures on November 8, 2018. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and common stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 128,583 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Investment in account receivable, net of discount

The Company invested $90,000 for an account receivable and promissory note in the amount of $117,000 on July 8, 2014 which was due on or before January 15, 2015. The note was paid and extinguished in March 2015. On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year through 2026 for an aggregate of $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of Series D warrants at $1.60 per share.

The investments were recorded at face value with an offsetting discount at the time of purchase or exchange. The discount is amortized to interest income over the term of the notes.

Note receivable – MicroCannaBiz and member

Mentor converted all amounts previously invested in MCB to a note receivable on April 27, 2015, as provided in the funding agreement with MCB. At December 31, 2016 and 2015, the note has been entirely impaired.

Property, equipment and machinery

Property, equipment and machinery are recorded at cost. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Database and website costs at December 31, 2015 related to development of CAST’s website and webcast subscriber base and was being amortized over 2 years upon launch of the website.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Property, equipment and machinery (continued)

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Upon retirement or sale, the cost of assets disposed and the accumulated depreciation is removed from the accounts. The resulting gain or loss is credited or charged to income.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, see Note 18, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. In addition, Goodwill of $466,765 was recorded on the April 20, 2015 acquisition of CAST, see Note 19. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2016. Due to the fact that CAST operating results were less than anticipated from the acquisition date, April 20, 2015, through December 31, 2015, we evaluated the CAST goodwill for impairment. Based on 2015 operating results and our revised projection of discounted cash flow we impaired the CAST goodwill in its entirety at December 31, 2015, see Note 19. On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement between Mentor and the prior owner of CAST were cancelled and terminated, resulting in a spinoff of CAST assets and liabilities to the prior CAST owner.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Service fees are generated by WCI for monthly services performed to reduce customer’s trash related costs. Service fees are invoiced and recognized as revenue in the month services are performed. Revenue from consulting agreements is recognized at the time the related services are provided as specified in the related consulting agreements. Webcast revenue was generated by CAST in providing web-based presentations and was recognized at the time presentations were completed.

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 8,900,000 and 13,400,000 as of December 31, 2016 and 2015, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at December 31, 2016 and 2015, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $17,534 and $56,097 for the years ended December 31, 2016 and 2015, respectively.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Fair value measurements (continued)

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

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following at December 31, 2016 and 2015:

	2016	2015
Prepaid insurance	$3,784	$3,555
Other prepaid costs	39,079	17,565
	$42,863	$21,120

Note 4 – Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment

On January 17, 2014, the Company transitioned out of its cancer related trading dormancy by announcing its first cannabis sector letter of intent amidst significantly increased share volume and price. The Company entered into an agreement with Bhang Chocolate Company, Inc., the predecessor in interest to Bhang Corporation (together “Bhang”), effective February 28, 2014. As part of that agreement, which was ultimately rescinded, Mentor delivered $1,500,000 to Bhang which Bhang refused to return following rescission of the agreement. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. See Notes 20 and 23. Accrued interest receivable is fully reserved at December 31, 2016 and 2015 and the Company is analyzing its ability to collect the interest on this award and subsequent judgement. Mentor intends to vigorously pursue collection of the entire $1,500,000 plus all accrued interest. The receivable and accrued interest consists of the following at December 31, 2016 and 2015:

	2016	2015
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000
Accrued interest	422,588	263,890
Total	1,922,588	1,763,890
Reserve pending collection efforts	(422,588)	(263,890)
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000

As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares pursuant to the Bhang Agreement have the option to return all or part of those shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568 in interest for such returned shares. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

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

The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at December 31, 2016 and 2015:

	2016	2015
Face value	$1,053,000	$1,287,000
Unamortized discount	(571,013)	(674,427)
Net balance	481,987	612,573
Current portion *	-	(92,542)
Long term portion	$481,987	$520,031

* The 2016 installment receivable was exchanged with a third party as payment for service on December 13, 2016 and therefore there is no current balance due at December 31, 2016.

For the years ended December 31, 2016 and 2015, $103,413 and $67,470 of discount amortization is included in interest income.

Note 6 - Property and equipment

Property and equipment is comprised of the following at December 31, 2016 and 2015:

	2016	2015
Computers	$22,251	$21,813
Furniture and fixtures	23,043	21,139
Machinery and vehicles	169,740	189,335
Capitalized website costs	-	1,166
Capitalized database costs	-	3,000
	215,034	236,453

Accumulated depreciation and amortization	(178,482)	(189,713)

Net Property and equipment	$36,552	$46,740

Depreciation and amortization expense was $25,762 and $35,355 for the years ended December 31, 2016 and 2015, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2016 and 2015:

	2016	2015

March 12, 2014 Electrum Partners, LLC convertible note receivable including accrued interest of $6,874 and $7,772, respectively. The note bore interest at 5% per annum, compounded monthly for the period from March 12, 2014 to September 12, 2015, at which point the interest increased to 10% annual interest, compounded monthly until maturity or until it is converted to shares of equity in Electrum. There were no payments required under the note for the period from March 12, 2014 to October 12, 2015; from October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 are required. Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity. *

	$106,874	$107,772

NeuCourt, Inc. convertible note receivable including accrued interest of $182 at December 31, 2016. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into shares of a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. **	25,181	-
Total convertible notes receivable	132,055	107,772
Less current portion	(12,951)	-

Long term portion	$119,104	$107,772

* The conversion price is the Electrum Partners, LLC note balance plus any accrued interest at conversion date. The conversion percentage is (conversion price divided by (conversion price plus $1.9 million)).

** The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 128,583 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

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

Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Equity Funding Agreements
Balance at December 31, 2014	$5,832	$10,260	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(11,442)	(10,260)	(49,834)	-
Purchases, issuances, sales, and settlements
Purchases	1,061	-	-	-
Issuances	50,063	-	49,834	-
Sales	(8,013)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2015	37,500	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(8,831)	-	-	(20,000)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	50,000
Sales	(28,669)	-	-	-
Settlements	-	-	-	(30,000)
Balance at December 31, 2016	$-	$-	$-	$55,943

Note 9 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 9 - Common stock warrants (continued)

Each warrant is callable by the Company if the share price exceeds the exercise price by the lesser of $1 or 100%. The warrant holders have a minimum of 30 calendar days during which to exercise their warrants once they are called. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 10. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through December 31, 2016 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of December 31, 2016 and 2015 the weighted average contractual life for all Mentor warrants was 21.5 and 22.4 years, respectively, and the weighted average outstanding warrant exercise price was $2.02 and $1.88 per share, respectively.

During the years ended December 31, 2016 and 2015, a total of 4,503,346 and 1,795,030 warrants were exercised, respectively. There were no warrants issued during the years ended December 31, 2016 and 2015. The intrinsic value of outstanding warrants at December 31, 2016 and 2015 was $4,275 and $720, respectively.

The following table summarizes Series B and Series D Common Stock warrants as of each period:

	Series B	Series D	B, D Total Warrants
Outstanding at December 31, 2014	4,500	14,504,766	14,509,266
Issued	-	-	-
Exercised	-	(1,795,030)	(1,795,030)
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(4,503,346)	(4,503,346)
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 9 - Common stock warrants (continued)

The following table summarizes H warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2014	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2016	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Court and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 120,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the 1% partial redemption authorization has been recalculated and repeated according to the court formula at an average exercise price of $0.32 thru December 31, 2016. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

Note 10 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee per warrant to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability. In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. Once the Series B and D warrants have been fully redeemed the fees for each of these warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume personal liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant liability to former holders from amounts due him which are sufficient to cover the redemption fee at December 31, 2016 and 2015.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

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

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of December 31, 2016 and 2015, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

The Company had 100,000,000, no par, preferred shares authorized at December 31, 2014. Following redomicile of Mentor as a corporation under the laws of the State of Delaware, Mentor has 5,000,000, $0.0001 par value, preferred shares authorized effective September 24, 2015. No preferred shared are issued or outstanding.

Note 12 - Funding agreement with MicroCannaBiz, LLC, conversion to note receivable and subsequent write-off

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

Upon conversion of the funding agreement to a note receivable the assets and liabilities of MCB were deconsolidated from December 31, 2015 consolidated financial statements as follows:

Accounts receivable	$2,966
Fixed assets, net of $3,126 accumulated depreciation	21,881
Total assets	$24,847

Accrued expenses	$6,984
Non-controlling equity	(18,778)
Mentor equity	36,641
Total liabilities and equity	$24,847

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 13 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County. Rent expense for the years ended December 31, 2016 and 2015 were $28,400 and $24,495, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2018. Rent expense for the year ended December 31, 2016 and 2015 was $26,732 and $26,160, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2020. Vehicle lease expense of $173,853 and $123,567 is included in cost of sales in the consolidated income statement for the years ended December 31, 2016 and 2015, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2016 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2017	$161,019
2018	86,363
2019	58,260
2020	17,786

$323,428

Note 14 - Deferred revenue

Deferred revenue represents revenue for which the Company has not yet performed services for but has received payment. At December 31, 2016 and 2015, the Company had unearned revenue of $0 and $866, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 15 - Income tax

The Company and its subsidiary, WCI, are taxed as C-Corporations for federal income tax purposes. CAST, MCB and CCH were LLCs which were disregarded entities for income tax purposes, therefore, CAST’s, MCB’s and CCH’s taxable income or loss is reported by their respective shareholders.

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015
Current:
Federal	$-	$-
State	10,400	3,163
	10,400	3,163
Deferred:
Federal	237,100	364,700
State	61,800	83,000
Change in valuation	(298,900)	(447,700)
Total provision (benefit)	$10,400	$3,163

The Company has net deferred tax assets resulting from a timing difference in recognition of deferred revenue and from net operating loss carryforwards.

At December 31, 2016, the Company had approximately $5,200,000 of federal net operating loss carryforwards that begin expiring in 2032, $3,900,000 of California net operating loss carryforwards that begin expiring in 2022, and $1,700,000 of Arizona net operating loss carryforwards that begin expiring in 2027.

The income tax provision (benefit) differs from the amount computed by applying the US federal income tax rate of 34% to net income (loss) before income taxes for the years ended December 31, 2016 and 2015 as a result of the following:

	2016	2015
Net income (loss) before taxes	$(802,341)	$(761,632)
US federal income tax rate	34%	34%

Computed expected tax provision (benefit)	(272,796)	(258,955)
Permanent differences and other	35,696	(105,745)
Change in valuation	237,100	364,700
Federal income tax provision	$-	$-

The significant components of deferred income tax assets as of December 31, 2016 and 2015 after applying enacted corporate income tax rates are as follows:

	2016	2015

Net Operating Losses carried forward	$2,249,800	$1,967,000
Deferred officer bonus and other	204,800	118,700
Valuation allowance	(2,454,600)	(2,155,700)
	$-	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 16 - Long term debt and revolving line of credit

Long term debt

Long term debt at December 31, 2016 and 2015 consists of the following:

	2016	2015
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $3,723 loan service fee.	$91,488	$-

Two auto loans through Compass bank, interest at 7.99% per annum, monthly principle and interest payments of $538, maturing February 2016.	-	1,069

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	6,004	29,384

Total notes payable	97,492	30,453

Less: Current maturities	(28,226)	(10,841)

	$69,226	$19,612

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC for proceeds of $100,000 which were used to pay off WCI’s revolving line of credit with Bank of America. WCI was charged a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $3,723 at December 31, 2016.

Revolving line of credit

WCI had a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly. The line of credit matured on September 4, 2016 and was due November 4, 2016. At December 31, 2016 and 2015, the Company had $0 and $70,000, respectively, outstanding on the line of credit. The line was secured by a personal guarantee of WCI’s president. Interest on the line of credit for the years ended December 31, 2016 and 2015 was $3,472 and $3,853, respectively. On October 14, 2016, WCI paid the revolving line of credit in full.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 17 - Accrued salary, accrued retirement and related party incentive fee

As of December 31, 2016 and 2015, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	2016	2015

Accrued salaries and benefits	$759,701	$737,878
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	457,079	448,415
Offset by shareholder advance	(368,983)	(892,502)
	$1,038,378	$484,372

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.

After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan was mutually rescinded on June 12, 2014, and the shares remained in escrow until March 28, 2016, at which time the CEO’s shares were removed from escrow and 135,000 shares were placed under a 10b5-1 Plan under third party control to preclude any directed share sales by him when non-public information is known. The CEO’s remaining shares are held in certificate form and are not held in any brokerage account for resale.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The accrued incentive fee has not changed from the 2014 accrual of $190,581.

Note 18 – Related Party Loans

The Company borrowed $15,000 from an employee in January of 2016 at 10% interest for three months. The loan balance and accrued interest of $1,500 was repaid in April 2016. In addition, the Company’s CEO, Chet Billingsley loaned the Company $10,000 for three months with no interest. The loan from the Company’s CEO was also repaid in April 2016.

Note 19 – Patent and License Fee Facility with Larson

Effective April 4, 2016 Mentor Capital, Inc. entered into a certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" agreement with R. L. Larson and Larson Capital, LLC (“Larson”). Under this agreement, Mentor’s subsidiary Mentor Capital IP, LLC (“MCIP”) obtained rights in an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Per the agreement Mentor paid $25,000 in exchange for 15.7% of the domestic licensing rights and 41.4% of international licensing rights for the vape pens.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 20 – Consulting Agreement with Green Vision Systems, Corp.

On September 15, 2016, the Company entered into a consulting agreement with GVS, a Puerto Rico corporation. The Company received 500,000 to-be-registered shares of GVS Common Stock. The shares were recorded as an investment at cost based on the value of consulting services provided by the Company of $50,000. For the year ended December 31, 2016, the Company recognized $20,000 of consulting fees from this investment and deferred the remaining value against future consulting services. Mentor provided consulting services with regard to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, as well as associated hemp farming in this tropical setting. However, subsequent to year-end GVS management stated that they have another entity from which they will operate the Puerto Rico operations rather than GVS and they intend to register the shares from that entity rather than registering the GVS shares as agreed to in the Company’s consulting agreement with GVS (See Note 26). The Company is uncertain whether it will receive benefit from its GVS shares and, due to this uncertainty, the GVS shares and related deferred revenue have been impaired in their entirety at December 31, 2016.

Note 21 – Liquidity Agreement for Purchase of Investor Webcast and Subsequent Termination

On April 20, 2015, the Company entered into an agreement to acquire 100% of CAST valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. The purchase price was based on projected future earnings of CAST and discounted at 17.87% (the discount rate used for the 2015 investment in installment receivable described in Note 5).

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

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement between Mentor and the prior owner of CAST were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the Purchase Agreement. However, the CAST business has not evolved as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 21 – Liquidity Agreement for Purchase of Investor Webcast, LLC and Subsequent Termination (continued)

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

Note 22 – Purchase Agreement for Preferred Security associated with Canyon Crest Holdings, LLC

On August 21, 2015, the Company entered into an agreement where it received $120,000 in exchange for 1,200 to-be-created Series C convertible preferred shares of Mentor. The proceeds were used in association with CCH.

After one year, the to-be-created Series C convertible preferred shares could have been converted, in steps or in whole, into Mentor common shares. The to-be-created Series C convertible preferred shares would have converted to common shares based on a formula related to recurring revenue and after tax profits. Due to Mentor’s recent reincorporation in Delaware, the series C convertible preferred shares had not yet been created, therefore, a convertible security was issued to the investors which would have been converted to Mentor Series C convertible preferred shares once they were created.

Actual operating results of CCH in future periods and the share price of Mentor common shares at the date of conversion would determine the number of common shares issued upon conversion of the Series C convertible preferred shares, in whole or in part. The conversion formula was to be evaluated in subsequent periods to determine if actual CCH operations result in a contingent asset or liability relating to the Series C convertible preferred shares. CCH invested the funds received from Mentor in a startup entity that ultimately failed and there was $0 value to the convertible security at both December 31, 2016 and 2015.

The Company recorded a $120,000 gain on the decrease in the fair value of the convertible securities liability and a loss in investment of $97,400 in the fourth quarter of 2015.

In March 2016, the investor was designated as the holder of 120,000 already outstanding unexercised Series D warrants. Under the Plan of Reorganization referred to in Note 10, the Company or its designee may redeem warrants that are not exercised timely. These warrants may be exercised at the $1.60 per warrant exercise price plus a $0.10 warrant redemption fee.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 23 – Commitments and contingencies

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Mentor intends to enforce this judgment. As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares pursuant to the Bhang Agreement have the option to return all or part of those shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568.92 in interest for such returned shares. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company. See Note 4 to consolidated financial statements.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The shares purchased by plaintiffs are returnable to Mentor per the judgement awarded in the Bhang matter, above. Mentor was not a party to this transaction and intends to vigorously defend itself against all claims in this case. No trial date has currently been set in this action.

Mentor lawsuit seeking return of loan commitment fee

In March 2014, the Company paid $621,250, which represented 1.75% of a prospective loan amount, in refundable fees paid for credit default insurance to a third party as required by the lender on an international loan facility. The lender was unable to fund the loan and a cooperative exit from the loan commitment was agreed to by the parties on June 12, 2014. The lender released the requirement for credit default insurance and the insurance company and agreed to return the fee, however the refund was never received. On September 5, 2014, the Company filed suit in San Mateo County Superior Court against Wm. E. Fielding and Associates, Inc., the name of the account holder to whom the $621,250 was wired, for conversion and fraud seeking return of the $621,250 in credit insurance premiums that had been paid, had been promised to be returned, and which were not returned. Mentor obtained a judgment against Wm. E. Fielding and Associates, Inc. in the amount of $746,500 on March 1, 2016. The Company is assessing its ability to collect on the judgement and due to uncertainty surrounding collection, the Company has not reported a receivable on the balance sheets at December 31, 2016 and 2015. The $621,250 was expensed as loan costs in 2014.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 24 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the convertible notes receivable and accrued interest from Electrum and NeuCourt, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their trash related operating costs. The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below:

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
2016
Net sales	$-	$2,740,187	$21,058	$2,761,245
Operating income (loss)	(50,043)	34,485	(880,416)	(895,974)
Interest income	10,958	1	103,877	114,836
Interest expense	-	17,275	23,350	40,625
Total assets	1,632,055	1,119,407	2,627,137	5,378,599
Property additions	-	29,210	1,029	30,239
Depreciation and amortization	295	21,752	3,715	25,762
2015
Net sales	$98,533	$2,463,225	$-	$2,561,758
Operating income (loss)	(5,373)	122,488	(889,328)	(772,213)
Interest income	9,318	-	65,732	75,050
Interest expense	-	18,910	(3,278)	15,632
Total assets	1,673,616	1,131,481	1,469,964	4,275,061
Property additions	2,026	9,959	6,036	18,021
Depreciation and amortization	1,568	30,004	3,783	35,355

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2016 and 2015, as presented in the consolidated income statements:

	2016	2015
Operating loss	$(895,974)	$(772,213)
Interest income	114,836	75,050
Interest expense	(40,625)	(15,632)
Decrease in fair value of convertible securities liability	-	589,611
Goodwill impairment	-	(466,765)
Gain on conversion of investment in MicroCannaBiz to note receivable	-	35,360
Loss on impairment of MicroCannaBiz note
receivable and accrued interest	-	(76,010)
Realized gain (loss) on investments	(42,289)	(131,458)
Gain (loss) on equipment disposals	11,568	-
Other income	9,143	425
Income before income taxes	$(843,341)	$(761,632)

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 25 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31 were as follows:

	2016	2015
Marketable securities
Beginning balance	$(12,563)	$-

Gains (losses) on available for sale securities	-	(12,563)
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	-	(12,563)

(Gains) Losses reclassified from AOCI to net income	12,563	-
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to net income	12,563	-

Other comprehensive income (loss), net of tax	12,563	(12,563)

Ending balance	$-	$(12,563)

Note 26 - Subsequent events

From January 1, 2017 through the March 22, 2017, the Company raised $1,765,733 from the exercise of warrants into Common Stock and $56,490 from warrant redemption fees at $0.10 per warrant from designees redeeming unexercised warrants that have been called but were not exercised timely.

In February 2017, the management of GVS stated that they have another entity from which they plan to operate their Puerto Rico operations and they intend to register shares from that entity rather than register the GVS shares they agreed to per the Company’s consulting agreement with GVS. The Company holds 500,000 shares in GVS, originally valued at $50,000, which have been fully impaired at December 31, 2016.

In March 2017, the Company invested $1,049,086 in GW Pharmaceuticals PLC Common Stock.

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farmalabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company loaned G Farma an aggregate principal amount of $500,000 under two secured promissory notes, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which is secured by a deed of trust on real property, and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $93,585 at maturity. The second promissory note in the amount of $380,000 is a working capital loan secured by all assets of G Farma and guaranteed by two owners of G Farma, which requires monthly payments of $3,505 with a balloon payment of approximately $296,352 at maturity.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________

Note 26 - Subsequent events (continued)

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it obtains either (i) the written consent of the Company, or (ii) without written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis.

In addition, on March 17, 1017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement.

On March 17, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002 to be paid as follows: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) The Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).