Form 10-Q
period 2017-03-31
Mentor Capital, Inc.
filed 2017-05-15
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

At May 12, 2017, there were 22,694,282 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,742,213	$1,311,338
Investments in securities, at fair value	967,520	-
Accounts receivable, net	350,465	381,404
Prepaid expenses and other current assets	52,825	42,863
Investment in accounts receivable, current portion, net of discount	49,226	-
Notes receivable, current portion	18,882	-
Interest receivable	1,626	-
Convertible notes receivable, current portion	-	12,951
Employee advances	-	700

Total current assets	3,182,757	1,749,256

Convertible notes receivable, net of current portion	132,363	119,104

Property and equipment
Property and equipment	215,034	215,034
Accumulated depreciation and amortization	(182,430)	(178,482)

Property and equipment, net	32,604	36,552

Other assets
Investment in account receivable, net of discount and current portion	456,362	481,987
Receivable - Bhang Corporation	1,500,000	1,500,000
Contractual interest in legal recovery	500,002	-
Notes receivable, net of current portion	481,118	-
Deposits	9,575	9,575
Long term investments	55,943	55,943
Goodwill	1,426,182	1,426,182

Total other assets	4,429,182	3,473,687

Total assets	$7,776,906	$5,378,599

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$30,300	$25,572
Accrued expenses	162,333	165,528
Current portion of long term debt	29,078	28,226

Total current liabilities	221,711	219,326

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,289,865	1,038,378
Long term debt, net of current portion	58,549	69,266

Total long-term liabilities	1,348,414	1,107,644

Total liabilities	1,570,125	1,326,970

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,561,951 and 20,980,510 shares issued
and outstanding at March 31, 2017 and December 31, 2016	2,256	2,098
Additional paid in capital	12,170,287	9,565,695
Accumulated deficit	(5,770,258)	(5,310,082)
Accumulated other comprehensive income (loss), net of tax	-	-
Non-controlling interest	(195,504)	(206,082)

Total shareholders’ equity	6,206,781	4,051,629

Total liabilities and shareholders’ equity	$7,776,906	$5,378,599

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

For The Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
Revenue
Service fees	$738,144	$642,844
Webcast revenue	-	450

Total revenue	738,144	643,294

Cost of sales	474,248	394,432

Gross profit	263,896	248,862

Selling, general and administrative expenses	648,290	430,358

Operating income (loss)	(384,394)	(181,496)

Other income and (expense)
Interest income	28,294	27,247
Interest expense	(4,050)	(11,868)
Loss on disposal of Investor Webcast assets and liabilities	-	(345)
Gain (loss) on investments	(81,566)	(21,944)
Other income (expense)	500	(738)

Total other income and (expense)	(56,822)	(7,648)

Income (loss) before provision for income taxes	(441,216)	(189,144)

Provision for income taxes	7,400	3,000

Net income (loss)	(448,616)	(192,144)

Gain (loss) attributable to non-controlling interest	11,560	10,165

Net income (loss) attributable to Mentor	$(460,176)	$(202,309)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.021)	$(0.012)

Weighted average number of shares of Mentor common stock
outstanding:
Basic and diluted	21,538,779	16,353,691

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(448,616)	$(192,144)

Other comprehensive income (loss):

Net losses reclassified from AOCI to net income	-	12,563

Comprehensive income	$(448,616)	$(179,581)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For The Three Months Ended March 31, 2017 and 2016

	For the Three Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(448,616)	$(192,144)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	3,948	5,938
Bad debt expense	2,899	-
Amortization of discount on investment in account receivable	(23,601)	(24,458)
Loss on disposal of Investor Webcast assets and liabilities	-	345
Accrued investment interest income	(1,934)	(95)
Investment loss	81,566	21,944
Decrease (increase) in operating assets
Accounts receivable - trade	28,040	50,499
Prepaid expenses and other current assets	(9,962)	3,328
Employee advances	700	(1,344)
Increase (decrease) in operating liabilities
Accounts payable	4,728	32,926
Accrued expenses	(3,195)	(11,736)
Deferred revenue	-	350
Accrued salary, retirement and benefits - related party	251,487	113,498

Net cash provided by (used by) operating activities	(113,940)	(949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(6,297)
Purchase of investment securities	(1,049,086)	-
Cash advanced on notes receivable	(500,000)	-
Cash paid at Investor Webcast disposition	-	(550)
Proceeds from securities sold	-	28,669
Receipt of investment in receivable	-	26,000

Net cash provided by (used by) investing activities	(1,549,086)	47,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	2,104,748	43,450
Borrowing on line of credit	-	(10,000)
Short term loan from related parties	-	25,000
Payments on long-term debt	(9,865)	(3,492)
Sale of convertible security	-	28,500
Non-controlling interest distribution	(982)	-

Net cash provided by (used by) financing activities	2,093,901	83,458

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

For The Three Months Ended March 31, 2017 and 2016

	For the Three Months
	Ended March 31,
	2017	2016

Net change in cash	$430,875	$130,331

Beginning cash	1,311,338	73,679

Ending cash	$1,742,213	$204,010

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$4,113	$10,700

Cash paid for income taxes	$8,800	$600

NON-CASH INVESTING AND FINANCING TRANSACTION:

Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(75,490)	$(105,400)

Contractual interest in legal recovery purchased through issuance of 222,223 shares of restricted common stock in a private offering	$500,002	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 1 - Nature of operations

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in late 2015. The entity was originally founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 of Mentor’s funds retained by Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interest at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. Interest receivable is fully reserved at March 31, 2017 and December 31, 2016 pending the outcome of the Company’s collection process.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. Larson and Larson Capital (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents. See Note 17.

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

Basis of presentation

The Company’s condensed consolidated financial statements include majority owned subsidiaries of 51% or more. The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 2 - Summary of significant accounting policies

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2017 and December 31, 2016.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2017 and December 31, 2016, the Company has recorded an allowance in the amount of $36,736 and $33,837, respectively.

Convertible notes receivable

The convertible note receivable from Electrum Partners, LLC (“Electrum”) is recorded at the principal face amount of $100,000 plus accrued interest of $6,874 at both March 31, 2017 and December 31, 2016. The note matures March 12, 2022 and bears interest at 10% per annum. The conversion price is the note balance plus any accrued interest at conversion date. The conversion percentage is [conversion price divided by (conversion price plus $1.9 million)], which is currently approximately 5%. The note called for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest would be $2,290 until the note was paid full. Subsequent to March 31, 2017, an addendum to the convertible note provides for continued monthly interest payments of $898 until such time as the Company may request commencement of principal and interest of $2,290 per month. The addendum also provided for a second investment in Electrum through an additional $100,000 promissory note with monthly principal and interest payments of $2,290 per month and an original equity conversion rate of approximately 0.5%, see Note 21.

The Company has a convertible note receivable from NeuCourt, Inc., which it entered into on November 8, 2016, that is recorded at the principal face amount of $25,000 plus accrued interest of $181 at December 31, 2016. The note bears 5% interest and matures on November 8, 2018. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and common stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 128,583 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

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

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year for 11 years. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

Notes receivable

Notes receivable are stated at amortized cost, less impairment, if any.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014 and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2017 and December 31, 2016.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Service fees are generated by WCI for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed. Revenue from consulting agreements is recognized at the time the related services are provided as specified in the related consulting agreements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,540,831 and 18,008,395 as of March 31, 2017 and 2016, respectively. There were 7,540,831 and 4,500 potentially dilutive warrants outstanding at March 31, 2017 and 2016, respectively.

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended March 31, 2017 and 2016 were $1,847 and $2,541, respectively.

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

March 31, 2017 and 2016

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

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2017	December 31, 2016
Prepaid health insurance	$3,784	$3,784
Prepaid legal expense	1,500	-
Other prepaid costs	47,541	39,079
	$52,825	$42,863

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 4 - Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment

On January 17, 2014, the Company transitioned out of its cancer related trading dormancy by announcing its first cannabis sector letter of intent amidst significantly increased share volume and price. The Company entered into an agreement with Bhang Chocolate Company, Inc., the predecessor in interest to Bhang Corporation (together “Bhang”), effective February 28, 2014. As part of that agreement, which was ultimately rescinded, Mentor delivered $1,500,000 to Bhang which Bhang refused to return following rescission of the agreement. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. See Notes 20 and 23. Accrued interest receivable is fully reserved at March 31, 2017 and December 31, 2016 and the Company is analyzing its ability to collect the interest on this award and subsequent judgement. Mentor intends to vigorously pursue collection of the entire $1,500,000 plus all accrued interest.

The receivable and accrued interest consists of the following:

	March 31, 2017	December 31, 2016
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000
Accrued interest	469,698	422,588
Total	1,969,698	1,922,588
Reserve pending collection efforts	(469,698)	(422,588)
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000

As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares of Mentor Common Stock pursuant to the Bhang Agreement have the option until December 29, 2017 to return all or part of those shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568 in interest for such returned shares. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company.

Note 5 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of Series D warrants at $1.60 per share. The Counterparty to the exchange agreement may elect to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants. The partial rescission election may be exercised for all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021. At this time the 313,820 shares are being reviewed at a brokerage for deposit which would terminate the partial rescission option. No adjustment has been made to the estimated present value or shares for this contingency.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11 year term of the agreement.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 5 – Investment in account receivable (continued)

The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Face value	$1,053,000	$1,053,000
Unamortized discount	(547,412)	(571,013)
Net balance	505,588	481,987
Current portion *	(49,226)	-
Long term portion	$456,362	$481,987

* The 2016 installment receivable was exchanged with a third party as payment for service on December 13, 2016 and therefore there was no current balance due at December 31, 2016.

For the three months ended March 31, 2017 and 2016, $23,601 and $24,552 of discount amortization is included in interest income, respectively.

Note 6 - Property and equipment

Property and equipment is comprised of the following:

	March 31, 2017	December 31, 2016
Computers	$22,251	$22,251
Furniture and fixtures	23,042	23,043
Machinery and vehicles	169,740	169,740
	215,034	215,034
Accumulated depreciation and amortization	(182,430)	(178,482)

Net Property and equipment	$32,604	$36,552

Depreciation and amortization expense was $3,948 and $5,938 for the three months ended March 31, 2017 and 2016, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	March 31, 2017	December 31, 2016

March 12, 2014 Electrum Partners, LLC convertible note receivable including accrued interest of $6,874 and $6,874, respectively. The note bears interest at 10% per annum, compounded until maturity or until it is converted to shares of equity in Electrum. From October 12, 2015 to March 12, 2017 interest only payments are required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 are required.* Mentor has the option to convert the note plus any accrued interest or fees into shares of equity in Electrum at any time prior to its maturity. **

	$106,874	$106,874

NeuCourt, Inc. convertible note receivable including accrued interest of $489 and $181 at March 31, 2017 and December 31, 2016, respectively. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into shares of a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. ***	25,489	25,181
Total convertible notes receivable	132,363	132,055
Less current portion	-	(12,951)

Long term portion	$132,363	$119,104

* Subsequent to March 31, 2017, an addendum to the convertible note provides for continued monthly interest payments of $898 until such time as the Company may request commencement of principal and interest of $2,290 per month. The addendum also provided for a second promissory note from Electrum in a principal face amount of $100,000 with an approximate 0.5% equity conversion option, see Note 21.

** The conversion price is the Electrum Partners, LLC note balance plus any accrued interest at conversion date. The conversion percentage is [conversion price divided by (conversion price plus $1.9 million)], currently approximately 5%.

*** The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 128,583 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farmalabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which is secured by a deed of trust on real property, and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $93,585 at maturity. The second promissory note in the amount of $380,000 is to be used for working capital and is secured by all assets of G Farma and guaranteed by two owners of G Farma, which requires monthly payments of $3,505 with a balloon payment of approximately $296,352 at maturity. Subsequent to March 31, 2017, the Company and G Farma executed an Addendum II (the “Addendum II”) by which Mentor agreed to invest an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $480,000 and G Farma agreed to increase the monthly payments on the working capital note to $4,427 per month from $3,505 per month, see Note 21.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it obtains either (i) the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. Addendum II, executed subsequent to March 31, 2017, increases item (ii) above to 1.8% from 1.5%, see Note 21.

In addition, on March 17, 1017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement. This consulting fee is increased to $1,680 by Addendum II, executed subsequent to March 31, 2017, beginning with the May 15, 2017 payment, see Note 21.

Notes receivable from G Farma consists of the following at March 31, 2017:

March 31, 2017
Real estate note	$120,000
Working capital note	380,000
500,000
Less current portion	(18,882)

Net Property and equipment	$481,118

Note 9 - Contractual interest in legal recovery

On March 17, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002 to be paid as follows: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017 against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) The Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

Pursuant to the Addendum II entered into subsequent to March 31, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for an additional purchase price of $100,000 payable as above, see Note 21.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 10 - Investments and fair value

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other investment	Equity Options	Equity Funding Agreements
Balance at December 31, 2015	$37,500	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(8,831)	-	-	(20,000)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	50,000
Sales	(28,669)	-	-	-
Settlements	-	-	-	(30,000)
Balance at December 31, 2016	-	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(81,566)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,049,086	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Balance at March 31, 2017	$967,520	$-	$-	$55,943

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 11 - Common stock warrants

The Company’s Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called and all Series A, B, and C warrants have been exercised. Today only the Series D warrants remain active for exercise. The warrant holders have a minimum of 30 calendar days during which to exercise their warrants once they are called. However, the Company intends to allow warrant holders or Company designees in place of original holders additional time as needed to exercise the remaining series D warrants. The Company may lowerthe exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 12. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through March 31, 2017 for Series B warrants were $0.11 and Series D warrants were $1.60. Subsequent to March 31, 2017 the remaining 4,500 Series B warrants were exercised, see Note 21.

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

As of March 31, 2017 and December 31, 2016 the weighted average contractual life for all Mentor warrants was 21.26 years and 21.49 years, respectively, and the weighted average outstanding warrant exercise price was $2.09 and $2.02 per share, respectively.

During the three months ended March 31, 2017 and 2016, a total of 1,359,218 and 395,000 warrants were exercised, respectively. There were no warrants issued during the periods ended March 31, 2017 and 2016. The intrinsic value of outstanding warrants at March 31, 2017 and December 31, 2016 was $4,382,190 and $4,275, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(4,503,346)	(4,503,346)
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	-	(1,359,218)	(1,359,218)
Outstanding at March 31, 2017	4,500	6,847,172	6,851,672

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 11 - Common stock warrants (continued)

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2017	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. The regular and 1% partial redemptions authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.55 for the three months ended March 31, 2017 and $0.32 for the year ended December 31, 2016.

Note 12 - Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability. In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. In addition, subsequent to March 31, 2017 the remaining Series B warrants were redeemed and the redemption fees were distributed in the same manner, see Note 21. Once the D warrants have been fully redeemed the fees for the D warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant liability to former holders from amounts due him which are sufficient to cover the redemption fee at March 31, 2017 and December 31, 2016.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 13 - Stockholders’ equity

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

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of March 31, 2017 and December 31, 2016, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

The Company had 100,000,000, no par, preferred shares authorized at December 31, 2014. Following redomicile of Mentor as a corporation under the laws of the State of Delaware, Mentor has 5,000,000, $0.0001 par value, preferred shares authorized effective September 24, 2015. No preferred shared are issued or outstanding.

Note 14 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in May 2017. Rent expense for the three months ended March 31, 2017 and 2016 were $7,350 and $6,750, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2018. Rent expense for the three months ended March 31, 2017 and 2016 was $4,422 and $6,633, respectively

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2020. Vehicle lease expense is included in cost of sales in the condensed consolidated income statement. Vehicle lease expense for the three months ended March 31, 2017 and 2016 was $43,381 and $37,485, respectively.

WCI entered into two operating leases for office equipment in 2015 which expire in February and April 2020. Equipment lease expense for the three months ended March 31, 2017 and 2016 was $379 and $639, respectively.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2016 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2017	$161,019
2018	86,363
2019	58,260
2020	17,786
$323,428

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 15 - Long term debt and revolving line of credit

Long term debt

Long term debt consists of the following:

	March 31, 2017	December 31, 2016
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $3,390 and $3,723 unamortized loan service fee, respectively.	$84,570	$91,488

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	3,057	6,004

Total notes payable	87,627	97,492

Less: Current maturities	(29,078)	(28,226)

	$58,549	$69,226

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC which required a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $3,390 and $3,723 at March 31, 2017 and December 31, 2016, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 16 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to Chet Billingsley, its Chief Executive Officer (“CEO”), as follows:

	March 31, 2017	December 31, 2016

Accrued salaries and benefits	$759,701	$759,701
Accrued incentive fee and bonus	366,578	190,581
Accrued retirement and other benefits	457,079	457,079
Offset by shareholder advance	(293,493)	(368,983)
	$1,289,865	$1,038,378

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.

After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan was mutually rescinded on June 12, 2014, and the shares remained in escrow until March 28, 2016, at which time the CEO’s shares were removed from escrow and, in August 2016, 135,000 shares were placed under a 10b5-1 Plan under third party control to preclude any directed share sales by a company officer when non-public information is known. The CEO’s remaining shares are held in certificate form and are not held in any brokerage account or in any other manner for intended resale.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The accrued incentive fee increased by $175,997 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Note 17 - Patent and License Fee Facility with Larson

Effective April 4, 2016 Mentor Capital, Inc. entered into a certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest” agreement with R. L. Larson and Larson Capital, LLC (“Larson”). Under this agreement, Mentor’s subsidiary Mentor Capital IP, LLC (“MCIP”) obtained rights in an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Per the agreement Mentor paid $25,000 in exchange for 15.7% of the domestic licensing rights and 41.4% of international licensing rights for the vape pens.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 18 – Commitments and contingencies

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Mentor intends to enforce this judgment. As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares of the Company’s Common Stock pursuant to the Bhang Agreement have the option until December 29, 2017 to return some or all of those shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568.92 in interest for such returned shares. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company. See Note 4 to condensed consolidated financial statements.

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

Note 19 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the convertible notes receivables and accrued interest from Electrum and NeuCourt, the notes receivable from GFarma, the contractual interest in legal recovery, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Legacy Investment	Corporate and Eliminations	Consolidated
Three months ended March 2017
Net sales	$-	$738,144	$-	$738,144
Income before taxes	(299)	23,592	(464,509)	(441,216)
Interest income	-	1	28,293	28,294
Interest expense	-	5,184	(1,134)	4,050
Total assets	1,148,992	1,116,210	5,511,704	7,776,906
Property additions	-	-	-	-
Depreciation and amortization	-	3,323	625	3,948
Three months ended March 2016
Net sales	450	642,844	-	643,294
Income before taxes	4,094	20,745	(213,983)	(189,144)
Interest income	2,694	-	24,553	27,247
Interest expense	-	4,316	7,552	11,868
Total assets	1,607,772	1,123,451	1,575,690	4,306,913
Property additions	-	5,268	1,029	6,297
Depreciation and amortization	1,568	30,004	(25,634)	5,938

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 19 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2017	2016
Operating loss	$(384,394)	$(181,496)
Interest income	28,294	27,247
Interest expense	(4,050)	(11,868)
Gain (loss) on investments	(81,566)	(21,944)
Loss on disposal of Investor Webcast assets and liabilities	-	(345)
Other income (expense)	500	(738)

Income before income taxes	$(441,216)	$(189,144)

Note 20 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) were as follows:

	Three Months Ended March 31,
Marketable securities	2017	2016
Beginning balance	$-	$(12,563)

Gains (losses) on available for sale securities	-	-
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	-	-
(Gains) Losses reclassified from accumulated other comprehensive income to net income	-	12,563
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from accumulated other comprehensive income to net income	-	12,563
Other comprehensive income (loss), net of tax	-	12,563

Ending balance	$-	$-

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

Note 21 – Subsequent events

On April 13, 2017 Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will have the right to invest in any commercial opportunities that result from the study and will hold an 80% interest in such opportunities. Dr. Mandelkorn will hold the remaining 20%.

On April 14, 2017, Earl Kornbrekke, a director of the Company resigned. On April 14, 2017, David G. Carlile, was appointed a director of the Company.

On April 14, 2017 the remaining 4,500 Series B warrants were redeemed for 4,500 shares of common stock. The Company announced on April 17, 2017 that shareholders who hold approximately 3,000,000 Series B Warrants will receive the $0.10 per warrant redemption payment. Payment of the Series B redemption was made by the Company’s redemption service and funded personally by Chet Billingsley who has assumed liability for paying the warrant redemptions, see Note 12. For shareholders who had deposited their Series B warrants with a broker their redemption payments were processed on April 20, 2017 electronically through the DTCC participant system. Payment to other Series B warrant holders who have presented their Series B warrants to the Company for payment were mailed directly to the warrant holder by April 20, 2017.

On April 28, 2017, the Company entered into an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) with Electrum. Under the Addendum, the Company invested an additional $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum with interest at 10% per annum compounded monthly. Note II requires monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017, until fully repaid or until the Company requests that the residual principal and unpaid interest is converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum. In addition, the Addendum modifies the repayment terms of the initial convertible promissory note (“Note”) to Electrum to allow interest only payments of $898 to continue until Mentor determines, in its sole discretion, to require monthly payments of principal and interest of $2,124 per month. The Note originally called for monthly payment of principal and interest to commence on April 12, 2017.

On April 28, 2017, the Company entered into Addendum II to the Notes Purchase Agreement with G Farma. Pursuant to Addendum II the Company increased the total amount invested in G Farma to $600,000 from $500,000 by increasing the principal face amount of the working capital note by $100,000 to $480,000. The monthly principal and interest payments on the working capital note will increase to $4,427 per month from $3,505 per month effective May 15, 2017. Additionally, the payments for services provided under the Consulting Agreement will increase to $1,680 from $1,400 per month beginning with the May 15, 2017 payment. G Farma also purchased an additional 66,667 shares of Company Common Stock at $1.50 per share for an additional $100,000 payable in accordance with that certain Subscription Agreement by and between the parties dated March 17, 2017. As part of the Addendum II agreement, the percentage of shares of each class of G Farma stock required to be issued to the Company if G Farma registers its stock in a public offering without consent of the Company increases from 1.5% to 1.8%.

From April 1, 2017 through May 12, 2017, the Company received approximately $98,358 from warrant redemptions, see Note 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and 2016 and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016.

Bhang Chocolate Company, Inc. (Bhang)

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and Mentor’s subsequent rescission of the Bhang Agreement. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 delivered by Mentor to Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interests at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheets at March 31, 2017 and December 31, 2016. Interest receivable is fully reserved at March 31, 2017 and December 31, 2016 pending the outcome of the Company’s collection process.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Mentor has the option to convert the note plus any accrued interest or fees into shares of Electrum (currently equal to approximately 5% of the outstanding number of shares of Electrum based on the current balance of the initial advance plus accrued interest) at any time prior to its maturity. On April 28, 2017, under an addendum to the convertible note, Mentor invested an additional $100,000 in Electrum under the convertible note agreement. Electrum is a Nevada based cannabis consulting, management and investment company.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold the patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations.

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable (“Note”). Principal and unpaid interest may be converted into a blended amount of shares of common stock and a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna, will have the right to invest in any commercial opportunities that result from the study and will hold an 80% interest in such opportunities under the dba GlauCanna. Dr. Mandelkorn will hold the remaining 20%.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. On April 28, 2017, Addendum II to the Note Purchase Agreement increased the investment amount to $600,000. The investment consists of a secured promissory note in the principal face amount of $120,000 intended for purchase of real estate and a second secured promissory note in principal face amount of $480,000 intended for working capital of G Farma.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it obtains either (i) the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. Addendum II, executed April 28, 2018, increases item (ii) above to 1.8% from 1.5%, see Note 21.

In addition, On March 17, the Company entered into a Consulting Agreement with G Farma whereby the Company will provide consulting services to G Farma in exchange for a monthly payment of $1,680 per month after the Addendum II modification.

Overview

Our goal is to focus future investments in the medical marijuana and social use cannabis sector. Currently, our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates within the cannabis industry on an ongoing basis.

Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide public market liquidity for founders, protection for investors, funding for cannabis companies, and to incubate private cannabis companies that have the potential to be spun off as stand-alone pubic companies. When Mentor takes a significant position in its investees it provides financial management when needed, but leaves operating control in the hands of the cannabis company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance to consider the public markets are three key advantages to cannabis founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical and the company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which is our current focus of business, and a legacy investment acquired prior to the Company’s focus in the cannabis and medical marijuana segment. The largest legacy investment is in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their operating costs.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they have three years of operating resources and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenues

Revenue for the three months ended March 31, 2017 was $738,144 compared to $643,294 for the three months ended March 31, 2016 (“the prior year period”), an increase of $94,850 or 14.7%. This increase is due to an increase in WCI monthly service fees of $95,300, partially offset by a decrease of ($450) in revenue from CAST which was acquired April 20, 2015 and disposed of March 1, 2016.

Gross profit

Gross profit for the three months ended March 31, 2017 was $263,896 compared to $248,862 for the prior year period. Cost of goods sold relate primarily to WCI who experienced gross profit of 35.8% for the three months ended March 31, 2017 compared to 38.7% for the prior year period, a decrease of (2.9%). This was due to an increase in salary, contract labor and related costs of 1.1%, an increase in fuel costs of 0.9%, and an increase in vehicle costs of 2.7%, partially offset by a decrease in other costs of (1.8%) as a percent of revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2017 was $648,290 compared to $430,358 for the prior year period, an increase of $217,932. The increase is due to a $175,997 increase in accrued incentive fees to the Company CEO, a $8,095 increase in salary and related costs, a $7,379 increase in insurance costs, a $6,317 increase in dues and membership fees, a $7,500 increase in management fees, a $7,896 increase in shareholder service costs, and a $14,193 increase in professional fees, partially offset by a ( $9,445) decrease in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($56,822) for the three months ended March 31, 2017 compared to ($7,648) for the prior year period, a decrease of ($49,174). Of the decrease, ($59,622) is due to increased loss on equity investments, partially offset by a $1,047 increase in interest income, a $7,818 decrease in interest expense, a $1,238 increase in other income in the current period as compared to the prior year period, as well as a $345 loss in prior year period due to the disposal of Investor Webcast assets and liabilities.

Net results

The net result for the three months ended March 31, 2017 was a loss attributable to Mentor of ($460,176) or ($0.021) per common share compared to net loss attributable to Mentor in the prior year period of ($202,309) or ($0.012) per common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At March 31, 2017, we had cash and cash equivalents of $1,742,213 and a working capital of $2,961,046. Operating cash outflows during the three months ended March 31, 2017 were ($113,940), outflows from investing activities were ($1,549,086), and inflows from financing activities were $2,093,901. From April 1, 2017 to May 12, 2017, the Company received approximately $98,365 from partial warrant redemptions. We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At March 31, 2017 we had cash of $1,742,213 and a working capital of $2,961,046. Operating cash outflows in the three months ended March 31, 2017 were ($113,940), including ($448,616) of net loss, and ($23,601) of non-cash amortization of discount on investment, and ($1,934) of accrued investment income, partially offset by $3,948 of non-cash depreciation and amortization, $2,899 of non-cash bad debt expense, non-cash investment loss of $81,566, and cash provided by decreases in operating assets of $18,778 and increases in operating liabilities of $253,020. Cash outflows from investing activities in the three months ended March 31, 2017 were ($1,549,086) due to purchase of investment securities of ($1,049,086), and cash advanced on note receivable of ($500,000). Net inflows from financing activities during the three months ended March 31, 2017 were $2,093,901 of which $2,104,748 proceeds received from exercise of warrants, offset by ($9,865) payments on long-term debt, and ($982) from non-controlling interest distribution. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the authorized 1% partial warrant redemption will be periodically recalculated and the redemption offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. On October 7, 2016, the Company announced that the 1% redemptions, which were being priced on a calendar month schedule, would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. During the three months ending March 31, 2017 shareholders requested to participate in the regular or partial redemption as designees and exercised 1,359,218 outstanding Series D warrants for an aggregate exercise price of $2,104,749 plus warrant redemption fees of $75,490. During the year ended December 31, 2016 shareholders requested to participate in the partial redemption as designees and exercised 4,503,346 outstanding Series D warrants for an aggregate exercise price of $1,442,983 plus warrant redemption fees of $450,335. From April 1, 2017 to May 12, 2017, the Company had partial redemptions on 61,164 warrants for an aggregate exercise price of $98,371 plus warrant redemption fees of $3,700. We believe that if such redemptions and exercise continue, regular and partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Mentor intends to enforce this judgment. As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares of the Company’s Common Stock pursuant to the Bhang Agreement have the option until December 29, 2017 to return some or all of their shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568 in interest for such returned shares. Mentor will account for the return of shares as a capital transaction if and when the shares are remitted back to the Company. See Note 4 to condensed consolidated financial statements.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased by them from Bhang Corporation’s CEO in a secondary sale. The shares purchased by plaintiffs are returnable to Mentor as part of the 117,000 shares covered in the judgment awarded in the Bhang matter, above. Mentor was not a party to this transaction and intends to vigorously defend itself against all claims in this case. No trial date has currently been set in this action.

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

As of March 31, 2017, the Company had 22,561,951 outstanding shares of its Common Stock trading at approximately $2.24. As of the same date the Company also had 6,847,172 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption will continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company.

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

The federal government’s attitude toward cannabis could materially harm our business

Changes to the Federal Government’s administration and the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use could materially negatively affect our business. If recreational use is limited that could represent 75% of the potential overall cannabis market revenues. Eliminating recreational cannabis use would be an existential threat to many cannabis entities. Being historically illegal, many cannabis contracts, including the types used by Mentor, could not be enforced in the courts.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 36 months. It is possible that if future financing is not obtained we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

Since 2014 we have initiated and obtained judgments in two disputes; one against the owner of a bank account into which we wired $621,250 as part of an effort to secure a $35 million loan, and one against Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) to recover $1,500,000 delivered to Bhang pursuant to a now-rescinded agreement between the parties. Additionally, relatives of the one-time corporate counsel of Bhang have initiated a lawsuit against Mentor and others seeking a refund of the approximate $150,000 purchase price for Mentor shares of Common Stock they bought from the Bhang CEO in a secondary sale. Mentor has filed a cross-complaint against Bhang’s CEO and a relative of the plaintiffs. There is no surety that we will prevail in the ongoing lawsuit or that we will be able to recover funds where we have obtained judgments.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 28.8% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of May 12, 2017, Mr. Billingsley owned approximately 22.4% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 28.8% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,137,684 Series D warrants which are exercisable at $1.60 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs appointed as director of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

•

domestic and international economic, business and political conditions;

•

justified or unjustified adverse publicity; and

•

proper or improper third party short sales of stock.

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

10.1	Notes Purchase Agreement between G FarmaLabs Limited and Mentor Capital, Inc. dated March 17, 2017.

10.2	Rights Agreement between G FarmaLabs Limited and Mentor Capital, Inc. dated March 17, 2017.

10.3	Security Agreement between G FarmaLabs Limited and Mentor Capital, Inc. dated March 17, 2017.

10.4	Guaranty made in favor of Mentor Capital, Inc. dated March 17, 2017.

10.5	Consulting Agreement between G FarmaLabs Limited and Mentor Capital, Inc. dated March 17, 2017.

11.1	Statement regarding computation of earnings per share (Incorporated by reference to Exhibit 11 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: May 12, 2017

By:

/s/ Chet Billingsley

Chet Billingsley, Chief Executive Officer

Date: May 12, 2017

By:

/s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer