Form 10-Q
period 2017-06-30
Mentor Capital, Inc.
filed 2017-08-14
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

At August 10, 2017, there were 22,694,283 shares of Mentor Capital, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek”, “look”, “hope”, “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, as we begin to increase our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional and changing laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Registration Statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,122,716	$1,311,338
Available-for-sale investment securities, at fair value	802,000	-
Accounts receivable, net	362,738	381,404
Prepaid expenses and other current assets	23,627	42,863
Investment in accounts receivable, current portion, net of discount	71,817	-
Notes receivable, current portion	26,834	-
Convertible notes receivable, current portion	16,140	12,951
Employee advances	4,800	700

Total current assets	2,430,672	1,749,256

Convertible notes receivable, net of current portion	110,495	119,104

Property and equipment
Property and equipment	218,168	215,034
Accumulated depreciation and amortization	(186,536)	(178,482)

Property and equipment, net	31,632	36,552

Other assets
Investment in account receivable, net of discount and current portion	456,362	481,987
Receivable - Bhang Corporation	1,500,000	1,500,000
Contractual interest in legal recovery	600,002	-
Notes receivable, net of current portion	667,966	-
Deposits	9,575	9,575
Long term investments	163,714	55,943
Goodwill	1,426,182	1,426,182

Total other assets	4,823,801	3,473,687

Total assets	$7,396,600	$5,378,599

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$37,861	$25,572
Accrued expenses	154,493	165,528
Current portion of long term debt	30,020	28,226

Total current liabilities	222,374	219,326

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,132,627	1,038,378
Long term debt, net of current portion	47,476	69,266

Total long-term liabilities	1,180,103	1,107,644

Total liabilities	1,402,477	1,326,970

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,694,283 and 20,980,510 shares issued
and outstanding at June 30, 2017 and December 31, 2016	2,269	2,098
Additional paid in capital	12,368,631	9,565,695
Accumulated deficit	(5,946,939)	(5,310,082)
Accumulated other comprehensive income (loss), net of tax	(247,086)	-
Non-controlling interest	(182,752)	(206,082)

Total shareholders' equity	5,994,123	4,051,629

Total liabilities and shareholders' equity	$7,396,600	$5,378,599

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Service fees	$759,789	$667,720	$1,497,932	$1,310,563
Consulting fees	4,760	-	4,760	-
Webcast revenue	-	-	-	450

Total revenue	764,549	667,720	1,502,692	1,311,013

Cost of sales	495,885	428,407	970,132	822,839

Gross profit	268,664	239,313	532,560	488,174

Selling, general and administrative expenses	545,956	550,209	1,194,246	980,567

Operating income (loss)	(277,292)	(310,896)	(661,686)	(492,393)

Other income and (expense)
Interest income	35,314	34,619	63,608	61,866
Interest expense	(3,467)	(10,367)	(7,517)	(22,235)
Gain (loss) on investments	-	-	-	(22,289)
Other income (expense)	-	605	500	(133)

Total other income and (expense)	31,847	24,857	56,591	17,209

Income (loss) before provision for income taxes	(245,445)	(286,039)	(605,095)	(475,184)

Provision for income taxes	50	-	7,450	3,000

Net income (loss)	(245,495)	(286,039)	(612,545)	(478,184)

Gain (loss) attributable to non-controlling interest	12,751	1,352	24,312	11,517

Net income (loss) attributable to Mentor	$(258,246)	$(287,391)	$(636,857)	$(489,701)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.011)	$(0.017)	$(0.029)	$(0.029)

Weighted average number of shares of Mentor
common stock outstanding:
Basic and diluted	22,661,200	17,245,179	22,033,995	16,820,791

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	2017	2016	2017	2016
Net loss	$(258,246)	$(287,391)	$(636,857)	$(489,701)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	(165,520)	-	(247,086)	-

Net losses reclassified from AOCI to net income	-	-	-	2,563

Comprehensive income	$(423,766)	$(287,391)	$(883,943)	$(477,138)

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(612,545)	$(478,184)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	8,054	13,280
Bad debt expense	6,125	24,058
Amortization of discount on investment in account receivable	(46,192)	(56,212)
Loss on disposal of Investor Webcast assets and liabilities	-	345
Accrued investment interest income	(2,351)	633
Investment loss	-	21,944
Decrease (increase) in operating assets
Accounts receivable - trade	12,541	20,974
Prepaid expenses and other current assets	19,236	6,110
Employee advances	(4,100)	(1,435)
Increase (decrease) in operating liabilities
Accounts payable	12,289	145,130
Accrued expenses	(11,035)	(48,475)
Deferred revenue	-	350
Accrued salary, retirement and benefits - related party	94,249	210,745

Net cash provided by (used by) operating activities	(523,729)	(140,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,134)	(26,538)
Purchase of available-for-sale investment securities	(1,049,086)	-
Cash advanced on notes receivable	(700,000)	-
Payments received on notes receivable	5,200	-
Cash advanced on convertible note receivable	(100,000)	-
Cash paid at Investor Webcast disposition	-	(550)
Proceeds from securities sold	-	28,669
Receipt of investment in receivable	-	26,000

Net cash provided by (used by) investing activities	(1,847,020)	27,581

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	2,203,105	135,152
Short term loan from related parties	-	25,000
Repayment on short term loan from related parties	-	(25,000)
Proceeds from long-term debt	-	43,143
Payments on long-term debt	(19,996)	(8,770)
Payment on line of credit	-	(10,000)
Non-controlling interest distribution	(982)	(21,000)

Net cash provided by (used by) financing activities	2,182,127	138,525

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months
	Ended June 30,
	2017	2016

Net change in cash	$(188,622)	$25,369

Beginning cash	1,311,338	73,679

Ending cash	$1,122,716	$99,048

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$4,113	$22,362

Cash paid for income taxes	$8,800	$3,000

NON-CASH INVESTING AND FINANCING TRANSACTION:
Shareholder assumption of warrant liability resulting in increased liability to shareholder	$(80,054)	$(194,550)

Contractual interest in legal recovery purchased through issuance of 288,890 shares of restricted common stock in private offerings	$600,002	$-

Conversion of Electrum convertible note receivable to equity interest in Electrum, 4.71% as of the conversion date	$107,771	$-

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

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

In 2009, the Company began focusing its investing activities in leading edge cancer companies. In 2012, in response to government limitations on reimbursement for certain highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company made a decision to divest of its cancer assets and focus future investments in the cannabis and medical marijuana sector.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the condensed consolidated financial statements presented.

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 of Mentor’s funds retained by Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interest at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. Interest receivable is fully reserved at June 30, 2017 and December 31, 2016 pending the outcome of the Company’s collection process.

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

On April 13, 2017 Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

On June 30, 2017, the Company converted its original $100,000 convertible promissory note to Electrum Capital Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum. At June 30, 2017, the Company had a 4.71% interest in Electrum. The minority investment in Electrum is reported at cost in the condensed consolidated balance sheet. See Note 7.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2017 and December 31, 2016.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2017 and December 31, 2016, the Company has recorded an allowance in the amount of $39,962 and $33,837, respectively.

Convertible notes receivable

The convertible note receivable from Electrum Partners, LLC (“Electrum”) was recorded at the principal face amount of $100,000 plus accrued interest of $6,874 at December 31, 2016. The note bore interest at 10% per annum and would have matured March 12, 2022. The note called for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest would be $2,290 until the note was paid full. On April 28, 2017, an addendum to the convertible note provided for continued monthly interest payments of $898 until such time as the Company requested commencement of principal and interest of $2,290 per month. Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum. The conversion resulted in an ownership interest in Electrum of approximately 4.71% as of the conversion date. The minority interest in the investment in Electrum is reported on the condensed consolidated balance sheets at cost of $107,772 at June 30, 2017.

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable (continued)

On April 28, 2017, the Company entered into an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) with Electrum. Under the Addendum, the Company invested an additional $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum with interest at 10% per annum compounded monthly. Note II is recorded at the principal face amount plus accrued interest of $833 at June 30, 2017. Note II requires monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017, until fully repaid on May 12, 2022 or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum.

The Company has a convertible note receivable from NeuCourt, Inc., which it entered into on November 8, 2016, that is recorded at the principal face amount of $25,000 plus accrued interest of $801 and $181 at June 30, 2017 and December 31, 2016. The note bears 5% interest and matures on November 8, 2018. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and common stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 128,583 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Investments

Available-for-sale investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses are generally recorded in other comprehensive income.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014 and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2017 and December 31, 2016.

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

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,475,166 and 12,185,000 as of June 30, 2017 and 2016, respectively. There were 0 and 4,500 potentially dilutive warrants outstanding at June 30, 2017 and 2016, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

Income taxes (continued)

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

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended June 30, 2017 and 2016 were $27,794 and $5,267, respectively. Advertising and promotion costs for the six months ended June 30, 2017 and 2016 were $29,642 and $7,808, respectively.

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

The fair value of available-for-sale investment securities is based on quoted market prices in active markets.

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

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2017	December 31, 2016
Prepaid health insurance	$3,784	$3,784
Other prepaid costs	19,843	39,079
	$23,627	$42,863

Note 4 - Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment

The Company entered into an agreement with Bhang Chocolate Company, Inc., the predecessor in interest to Bhang Corporation (together “Bhang”), effective February 28, 2014. As part of that agreement, which was ultimately rescinded, Mentor delivered $1,500,000 to Bhang which Bhang refused to return following rescission of the agreement. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Accrued interest receivable is fully reserved at June 30, 2017 and December 31, 2016 and the Company is analyzing its ability to collect the interest on this award and subsequent judgement. Mentor is in the process of attempting to collect on its judgment both in California and in other states in which Bhang operates. Mentor intends to continue to vigorously pursue collection of the entire $1,500,000 plus all accrued interest and other court allowed costs. See Note 18.

The receivable and accrued interest consists of the following:

	June 30, 2017	December 31, 2016
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000
Accrued interest	517,875	422,588
Total	2,017,875	1,922,588
Reserve pending collection efforts	(517,875)	(422,588)
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000

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

Note 5 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of Series D warrants at $1.60 per share. The Counterparty to the exchange agreement could have elected to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants. The partial rescission election terms require return of all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021. In May 2017, the 313,820 shares were deposited into a brokerage account resulting in termination of the partial rescission option.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11 year term of the agreement.

The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Face value	$1,053,000	$1,053,000
Unamortized discount	(524,821)	(571,013)
Net balance	528,179	481,987
Current portion *	(71,817)	-
Long term portion	$456,362	$481,987

* The 2016 installment receivable was exchanged with a third party as payment for service on December 13, 2016 and therefore there was no current balance due at December 31, 2016.

For the three months ended June 30, 2017 and 2016, $22,591 and $31,754 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2017 and 2016, $46,193 and $56,212 of discount amortization is included in interest income, respectively.

Note 6 - Property and equipment

Property and equipment is comprised of the following:

		June 30, 2017	December 31, 2016
Computers		$25,260	$22,251
Furniture and fixtures		23,168	23,043
Machinery and vehicles		169,740	169,740
		218,168	215,034
Accumulated depreciation and amortization		(186,536)	(178,482)

Net Property and equipment	$	$ 31,632	$36,552

Depreciation and amortization expense was $4,105 and $7,342 for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense was $8,053 and $13,280 for the six months ended June 30, 2017 and 2016, respectively.

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	June 30, 2017	December 31, 2016
March 12, 2014 Electrum convertible note receivable including accrued interest of $0 and $6,874, respectively. The note bore interest at 10% per annum, compounded until maturity or until converted to shares of equity in Electrum. From October 12, 2015 to March 12, 2017 interest only payments were required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 were required.* Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum. **	$-	$106,874

April 28, 2017 Electrum convertible note receivable including accrued interest of $833 requires monthly principal and interest payments of $2,290 beginning June 12, 2017, until fully repaid or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum.	100,833	-

NeuCourt, Inc. convertible note receivable including accrued interest of $801 and $181 at June 30, 2017 and December 31, 2016, respectively. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into shares of a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. ***	25,801	25,181

Total convertible notes receivable	126,635	132,055

Less current portion	(16,140)	(12,951)

Long term portion	$110,495	$119,104

*

On April 28, 2017, an addendum to the convertible note provided for continued monthly interest payments of $898 until such time as the Company requested commencement of principal and interest of $2,290 per month.

**	The conversion resulted in equity in Electrum of approximately 4.71% as of the conversion date.
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

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farmalabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which is secured by a deed of trust on real property, and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $93,585 at maturity. The second promissory note in the amount of $380,000 is to be used for working capital and is secured by all assets of G Farma and guaranteed by two owners of G Farma, which requires monthly payments of $3,505 with a balloon payment of approximately $296,352 at maturity. On April 28, 2017, the Company and G Farma executed an Addendum II (the “Addendum II”) by which Mentor agreed to invest an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $480,000 and G Farma agreed to increase the monthly payments on the working capital note to $4,427 per month from $3,505 per month. In addition, Addendum II provides that if the contemplated real estate transaction or a similar transaction is not consummated the real estate note will be consolidated into the working capital note with extension of the security pledges and guarantees.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it obtains either (i) the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. Addendum II, executed April 28, 2017, increased item (ii) above to 1.8% from 1.5%.

In addition, on March 17, 1017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement. This consulting fee increased to $1,680 by Addendum II, executed subsequent on April 28, 2017, beginning with the May 15, 2017 payment. For the three months ended June 30, 2017 and 2016, $4,760 and $0 of consulting fees from G Farma are included in revenue, respectively. For the six months ended June 30, 2017 and 2016, $4,760 and $0 of consulting fees from G Farma are included in revenue, respectively.

Notes receivable from G Farma consists of the following at June 30, 2017:

June 30, 2017
Real estate note	$118,898
Working capital note	575,902
694,800
Less current portion	(26,834)

Long term portion of notes receivable	$667,966

Note 9 - Contractual interest in legal recovery

On March 17, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002. Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for a purchase price of $100,000. The combined total purchase of $600,002 is to be paid as follows: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017 against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) The Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Available-for- sale Securities	Other investment	Equity Options	Other Equity Investments
Balance at December 31, 2015	$37,500	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(8,831)	-	-	(20,000)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	50,000
Sales	(28,669)	-	-	-
Settlements	-	-	-	(30,000)
Balance at December 31, 2016	-	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(247,086)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,049,086	-	-	107,771
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Balance at June 30, 2017	$802,000	$-	$-	$163,714

The Company’s investment securities are presented in Available-for-sale investment securities. The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at June 30, 2017 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$1,049,086	$(247,086)	$-	$802,000

There were no investment securities held at December 31, 2016.

Note 10 - Investments and fair value

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net gains and losses recognized during the period on equity securities	$(247,086)	$-	$(247,086)	$(21,394)

Less: Net gains and losses recognized during the period on equity securities sold during the period	-	-	-	21,394

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(247,086)	$-	$(247,086)	$-

Note 11 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called and all Series A, B, and C warrants have been exercised. Today only the Series D warrants remain active for exercise. The warrant holders had a minimum of 30 calendar days during which to exercise their warrants once they are called. However, the Company intends to allow warrant holders or Company designees in place of original holders additional time as needed to exercise the remaining series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 12. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through June 30, 2017 for Series B warrants were $0.11 and Series D warrants were $1.60. In April 2017, the remaining 4,500 Series B warrants were exercised.

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

As of June 30, 2017 and December 31, 2016 the weighted average contractual life for all Mentor warrants was 21.01 years and 21.49 years, respectively, and the weighted average outstanding warrant exercise price was $2.10 and $2.02 per share, respectively.

Note 11 - Common stock warrants (continued)

During the six months ended June 30, 2017 and 2016, a total of 1,424,883 and 1,218,650 warrants were exercised, respectively. There were no warrants issued during the periods ended June 30, 2017 and 2016. The intrinsic value of outstanding warrants at June 30, 2017 and December 31, 2016 was $0 and $1,395, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(4,503,346)	(4,503,346)
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,420,383)	(1,424,883)
Outstanding at June 30, 2017	-	6,786,007	6,786,007

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at June 30, 2017	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise temporarily suspended or truncated by the Company. The regular and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.55 for the six months ended June 30, 2017 and $0.32 for the year ended December 31, 2016.

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

In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. On April 14, 2017, the remaining Series B warrants were exercised for 4,500 shares of common stock. The Company announced on April 17, 2017 that warrant holders to whom approximately 3,000,000 Series B Warrants were originally issued will receive the $0.10 per warrant redemption payment per the Plan. Payment of the Series B redemption fee was made by the Company’s redemption service and funded personally by Chet Billingsley who has assumed liability for paying the warrant redemptions. For warrant holders who had deposited their Series B warrants with a broker their redemption payments were processed electronically on April 20, 2017 through the DTCC participant system. Payment to other Series B warrant holders who have presented their Series B warrants to the Company were mailed directly to the warrant holder by April 20, 2017.

Once the D warrants have been fully redeemed and exercised the fees for the D warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due Mr. Billingsley from the Company which are sufficient to cover the redemption fee at June 30, 2017 and December 31, 2016.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of June 30, 2017 and December 31, 2016, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

Mentor has 5,000,000, $0.0001 par value, preferred shares authorized. No preferred shares are issued or outstanding.

Subsequent to June 30, 2017, the Company designated 200,000 preferred shares as Series Q Preferred Stock, such series having a par value of $0.0001 per share, see note 21.

Note 14 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in July 2018. Rent expense for the three months ended June 30, 2017 and 2016 was $7,350 and $6,950, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $14,700 and $13,700, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2018. Rent expense for the three months ended June 30, 2017 and 2016 was $6,633 and $6,633, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $11,055 and $13,266, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2020. Vehicle lease expense is included in cost of sales in the condensed consolidated income statement. Vehicle lease expense for the three months ended June 30, 2017 and 2016 was $43,778 and $42,903, respectively. Vehicle lease expense for the six months ended June 30, 2017 and 2016 was $87,159 and $80,388, respectively.

WCI entered into two operating leases for office equipment in 2015 which expire in February and April 2020. Equipment lease expense for the three months ended June 30, 2017 and 2016 was $379 and $379, respectively. Equipment lease expense for the six months ended June 30, 2017 and 2016 was $758 and $1,018, respectively.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of June 30, 2017 with original or remaining terms over one year were as follows:

12 months ending	Rental
June 30,	expense
2018	$127,709
2019	84,825
2020	54,760
2021	14,985
$282,279

Note 15 - Long term debt and revolving line of credit

Long term debt

Long term debt consists of the following:

	June 30, 2017	December 31, 2016
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $3,056 and $3,723 unamortized loan service fee, respectively.	$77,496	$91,488

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	-	6,004

Total notes payable	77,496	97,492

Less: Current maturities	(30,020)	(28,226)

	$47,476	$69,226

Note 15 - Long term debt and revolving line of credit (continued)

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC which required a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $3,056 and $3,723 at June 30, 2017 and December 31, 2016, respectively.

Note 16 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to Chet Billingsley, its Chief Executive Officer ("CEO"), as follows:

	June 30, 2017	December 31, 2016

Accrued salaries and benefits	$769,563	$759,701
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	461,411	457,079
Offset by shareholder advance	(288,928)	(368,983)
	$1,132,627	$1,038,378

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.

After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The potential loan was mutually rescinded in conjunction with the lender on June 12, 2014, and the shares remained in escrow until March 28, 2016, at which time the CEO’s shares were removed from escrow.

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The incentive fee expense was $0 and $0 for the three months ended June 30, 2017 and 2016, respectively. The incentive fee expense was $175,997 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

Note 18 – Commitments and contingencies

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Mentor is continuing its efforts to collect on the judgment in California and other states in which Bhang operates. Mentor intends to enforce this judgment.

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

Note 19 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the fair value of securities investment in GW Pharmaceuticals plc (GWPH) stock, the equity investment in Electrum, convertible notes receivables and accrued interest from Electrum and NeuCourt, the notes receivable from GFarma, the contractual interest in the G Farma legal recovery, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

Note 19 – Segment Information (continued)

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
Three months ended June 30, 2017
Net sales	$4,760	$759,789	$-	$764,549
Operating income (loss)	4,374	26,023	(307,689)	(277,292)
Interest income	12,694	2	22,618	35,314
Interest expense	-	4,601	(1,134)	3,467
Property additions	-	-	3,134	3,134
Depreciation and amortization	-	3,323	782	4,105

Three months ended June 30, 2016
Net sales	$-	$667,720	$-	$667,720
Operating income (loss)	(45,186)	14,874	(280,584)	(310,896)
Interest income	2,694	-	31,925	34,619
Interest expense	-	4,316	6,051	10,367
Property additions	-	20,242	-	20,242
Depreciation and amortization	-	6,471	871	7,342

Six months ended June 30, 2017
Net sales	$4,760	$1,497,932	$-	$1,502,692
Operating income (loss)	4,075	74,948	(740,709)	(661,686)
Interest income	17,322	3	46,283	63,608
Interest expense	-	9,785	(2,268)	7,517
Total assets	3,831,207	1,119,991	2,445,402	7,396,600
Property additions	-	-	3,134	3,134
Depreciation and amortization	-	6,646	1,407	8,053

Six months ended June 30, 2016
Net sales	$450	$1,310,563	$-	$1,311,013
Operating income (loss)	(49,945)	47,934	(490,382)	(492,393)
Interest income	5,389	-	56,477	61,866
Interest expense	-	8,432	13,803	22,235
Total assets	1,606,874	1,123,451	1,518,328	4,248,653
Property additions	-	25,510	1,029	26,539
Depreciation and amortization	295	11,286	1,699	13,280

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating loss	$(277,292)	$(310,896)	$(661,686)	$(492,393)
Interest income	35,314	34,619	63,608	61,866
Interest expense	(3,467)	(10,367)	(7,517)	(22,235)
Gain (loss) on investments	-	-	-	(22,289)
Other income (expense)	-	605	500	(133)

Income before income taxes	$(245,445)	$(286,039)	$(605,095)	$(475,184)

Note 20 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$(81,566)	$-	$-	$(12,563)

Gains (losses) on available for sale securities	(165,520)	-	(247,086)	-
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) on available for sale securities	(165,520)	-	(247,086)	-
(Gains) Losses reclassified from AOCI to net income	-	-	-	12,563
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) reclassified from AOCI to net income	-	-	-	12,563
Other comprehensive income (loss), net of tax	(165,520)	-	(247,086)	12,563

Ending balance	$(247,086)	$-	$(247,086)	$-

Note 21 – Subsequent events

On July 13, 2017, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (“Certificate of Designation”) with the Delaware Secretary of State to designate 200,000 preferred shares as Series Q Preferred Stock, such series having a par value of $0.0001 per share, see note 13. Series Q Preferred Stock are convertible into Common Stock, at the option of the holder, at any time after the date of issuance of such share and prior to noticed redemption of such share of Series Q Preferred Stock by the Company, into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the Series Q Conversion Value by the conversion price at the time in effect for such share.

The per share “Series Q Conversion Value”, as defined in the Certificate of Designation, shall be calculated by the Company at least each calendar quarter as follows: a) The per share Series Q Conversion Value shall be equal the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock; b) The "Core Q Holdings Asset Value" shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations; and c) "Core Q Holdings" shall consist of all proceeds received by the Company on sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired therewith by the Company which shall periodically, but at least once each calendar quarter, identify, update, account for and value, the assets that comprise the Core Q Holdings.

The "Conversion Price" shall be the product of 105% and the closing price of the Company's Common Stock on a date designated and published by the Company. The Series Q Preferred Stock is intended to allow for a pure play investment in cannabis companies that have the potential to go public. The Series Q Preferred Stock will be available only to accredited, institutional or qualified investors.

From July 1, 2017 through August 10, 2017, the Company did not receive any warrant redemptions, see Note 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 and 2016 and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the six months ended June 30, 2017 and 2016.

Bhang Chocolate Company, Inc. (Bhang)

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and Mentor’s subsequent rescission of the Bhang Agreement. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 delivered by Mentor to Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interests at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. At June 30, 2017 the post-judgement interest was approximately $154,367. Mentor continues its efforts to collect the judgment in California and other states in which Bhang operates. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheets at June 30, 2017 and December 31, 2016. Interest receivable is fully reserved at June 30, 2017 and December 31, 2016 pending the outcome of the Company’s collection process.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into equity in Electrum of approximately 4.71% as of the conversion date. On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly. Note II requires monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum. Electrum is a Nevada based cannabis consulting, management and investment company.

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

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study Dr. Mandelkorn will hold the remaining 20%.

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

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which is our current focus of business, and a legacy investment acquired prior to the Company’s focus in the cannabis and medical marijuana segment. The largest legacy investment is in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their operating costs. Upon the occurrence of a divestment event for any legacy asset, the resulting proceeds are earmarked to be re-invested into the cannabis segment.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they have three years of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Revenues

Revenue for the three months ended June 30, 2017 was $764,549 compared to $667,720 for the three months ended June 30, 2016 (“the prior year period”), an increase of $96,829 or 14.5%. This increase is due to an increase in monthly service fees of $92,069 and an increase in consulting fees of $4,760.

Gross profit

Gross profit for the three months ended June 30, 2017 was $268,664 compared to $239,313 for the prior year period. Cost of goods sold relate primarily to WCI who experienced gross profit of 34.7% for the three months ended June 30, 2017 compared to 35.8% for the prior year period, a decrease of (1.1%). This was due to an increase in salary, contract labor and related costs of 1.3%, an increase in fuel costs of 0.6%, partially offset by a decrease in vehicle costs of (0.2%), and a decrease in other costs of (0.6%) as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2017 was $545,956 compared to $550,209 for the prior year period, a decrease of ($4,253). The decrease is due to a ($103,840) decrease in professional fees, and a ($16,884) decrease in bad debt expense, partially offset by a $46,308 increase in salary and related costs, a $22,527 increase in advertising costs, $5,000 increase in regulatory costs, a $9,745 increase in shareholder services costs, and a $32,891 increase in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $31,847 for the three months ended June 30, 2017 compared to $24,857 for the prior year period, an increase of $6,990. Of the increase, $695 is increased interest income, and $6,900 is a decrease in interest expense, partially offset by a decrease of ($605) in other income (expense) in the current period as compared to the prior year period.

Net results

The net result for the three months ended June 30, 2017 was a loss attributable to Mentor of ($258,246) or ($0.011) per common share compared to net loss attributable to Mentor in the prior year period of ($287,391) or ($0.017) per common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Revenues

Revenue for the six months ended June 30, 2017 was $1,502,692 compared to $1,311,013 for the six months ended June 30, 2016 (“the prior year six month period”), an increase of $191,679 or 14.6%. This increase is due to an increase in monthly service fees of $187,369, and an increase in consulting fees of $4,760, partially offset by a decrease of ($450) in other revenue.

Gross profit

Gross profit for the six months ended June 30, 2017 was $532,560 compared to $488,174 for the prior year six month period. Cost of goods sold relate primarily to WCI who experienced gross profit of 35.2% for the six months ended June 30, 2017 compared to 37.2% for the prior year six month period, a decrease of (2.0%). This was due to an increase in salary, contract labor and related costs of 0.7%, an increase in fuel costs of 0.7%, and an increase in vehicle costs of 1.2%, partially offset by a decrease in other costs of (0.6%) as a percent of revenue over the prior year six month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2017 was $1,194,246 compared to $980,567 for the prior year six month period, an increase of $213,679. The increase is due to a $175,997 increase in accrued incentive fees to the Company CEO, a $54,401 increase in salary and related costs, a $21,834 increase in advertising costs, a $17,641 increase in shareholder services costs, a $11,327 increase in insurance costs, a $10,000 increase in management fees, a $9,000 increase in board of director fees, a $8,735 increase in dues and membership fees, a $5,000 investment to fund a cannabis related glaucoma study, and an increase in other selling, general and administrative expenses of $7,320, partially offset by a ($89,648) decrease in professional fees, and a ($17,928) decrease in bad debt expense in the current period as compared to the prior year six month period.

Other income and expense

Other income and expense, net, totaled $56,591 for the six months ended June 30, 2017 compared to $17,209 for the prior year six month period, an increase of $39,382. The increase is due to a $1,742 increase in interest income, a $14,718 decrease in interest expense, a $22,289 decrease in loss on investment, and a $633 increase in other income in the current six month period as compared to the prior year six month period.

Net results

The net result for the six months ended June 30, 2017 was a loss attributable to Mentor of ($636,857) or ($0.029) per common share compared to net loss attributable to Mentor in the prior year six month period of ($489,701) or ($0.029) per common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At June 30, 2017 we had cash of $1,122,716 and a working capital of $2,208,298. Operating cash outflows in the six months ended June 30, 2017 were ($523,729), including ($612,545) of net loss, and ($46,192) of non-cash income related to amortization of discount on investment, and ($2,351) of accrued investment income, partially offset by $8,054 of non-cash depreciation and amortization, $6,125 of non-cash bad debt expense, and cash provided by decreases in operating assets of $27,677 and increases in operating liabilities of $95,503. Cash outflows from investing activities in the six months ended June 30, 2017 were ($1,847,020) due to purchase of Available for sale securities of GWPH of ($1,049,086), investment in G Farma promissory notes receivable of ($700,000), investment in Electrum promissory note of ($100,000) and purchases of property and equipment of ($3,134), partially offset by $5,200 in payments received on notes receivable. Net inflows from financing activities during the six months ended June 30, 2017 were $2,182,127 of which $2,203,105 were proceeds received from exercise of warrants, offset by ($19,996) payments on long-term debt, and ($982) from non-controlling interest distribution. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the authorized 1% partial warrant redemption will be periodically recalculated and the redemption offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. On October 7, 2016, the Company announced that the 1% redemptions, which were being priced on a calendar month schedule, would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. During the six months ending June 30, 2017 shareholders requested to participate in the regular or partial redemption as designees and exercised 1,420,383 outstanding Series D warrants for an aggregate exercise price of $2,202,612 plus warrant redemption fees of $80,054. During the year ended December 31, 2016 shareholders requested to participate in the partial redemption as designees and exercised 4,503,346 outstanding Series D warrants for an aggregate exercise price of $1,442,983 plus warrant redemption fees of $450,335. From July 1, 2017 to August 10, 2017, the Company did not have any warrant redemptions. We believe that if such redemptions and exercise continue, regular and partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Mentor is continuing its efforts to collect on the judgment in California and other states where Bhang operates. Mentor intends to enforce this judgment.

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

As of June 30, 2017, the Company had 22,694,283 outstanding shares of its Common Stock trading at approximately $1.10. As of the same date the Company also had 6,786,007 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption will continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company. From February 11, 2017 through August 10, 2017, the Company has not offered partial redemptions on its Series D warrants.

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

Many of the people and entities with whom we work in the cannabis industry are used to engaging in other than normal course business transactions.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 28.6% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of August 11, 2017, Mr. Billingsley owned approximately 22.2% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 28.6% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 2,137,684 Series D warrants which are exercisable at $1.60 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs appointed as director of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers before deposit. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•sales, sales cycle and market acceptance or rejection of our affiliates’ products;

•our ability to engage with partners who are successful in selling products;

•economic conditions within the cannabis industry;

•development of law related to cannabis products and services;

•the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;

•domestic and international economic, business and political conditions;

•justified or unjustified adverse publicity; and

•proper or improper third party short sales of stock.

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

On March 17, 2017, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $500,002. On April 28, 2017, Mentor sold 66,667 shares of its unregistered Common Stock in a private placement for $100,000. There have been no other unregistered securities sold within the past three years.

Proceeds of $100,000 were used for operating expenses of the Company. Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 9 to the condensed consolidated financial statements.

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

Mentor Capital, Inc.

Date: August 11, 2017By:/s/ Chet Billingsley

Chet Billingsley,

Chief Executive Officer

Date: August 11, 2017By: /s/ Lori Stansfield

Lori Stansfield,

Chief Financial Officer