Form 10-K/A
period 2016-12-31
Mentor Capital, Inc.
filed 2017-10-31
CIK 1599117

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

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

At March 22, 2017, there were 22,350,152 shares of Mentor Capital, Inc.’s Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2016 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on March 28, 2017 (the “Form 10-K”), is to submit revised Exhibit 31.1 and revised Exhibit 31.2 in order to conform exactly to the language set forth in Item 601(b)(31)(i) of Regulation S-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K , does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Exhibits: The following exhibits are filed as part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report for the period ending December 31, 2016 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: October 30, 2017By: /s/ Chet Billingsley

Chet Billingsley

Chairman and Chief Executive Officer

Date: October 30, 2017By: /s/ Lori Stansfield

Lori Stansfield

Director and Chief Financial Officer

Directors

Date: October 30, 2017By: /s/ Stan Shaul

Stan Shaul

Director

Date: October 30, 2017By: /s/ David Carlile

David Carlile

Director

Date: October 30, 2017By: /s/ Robert Meyer

Robert Meyer

Director