Form 10-Q/A
period 2017-03-31
Mentor Capital, Inc.
filed 2017-10-31
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on May 15, 2017 (the “Form 10-Q”), is to submit revised Exhibit 31.1 and revised Exhibit 31.2 in order to conform exactly to the language set forth in Item 601(b)(31)(i) of Regulation S-K.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q , does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report for the quarterly period ending March 31, 2017 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: October 30, 2017By: /s/ Chet Billingsley

Chet Billingsley

Chairman and Chief Executive Officer

Date: October 30, 2017By: /s/ Lori Stansfield

Lori Stansfield

Director and Chief Financial Officer