Form 10-Q/A
period 2017-06-30
Mentor Capital, Inc.
filed 2017-10-31
CIK 1599117

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on August 14, 2017 (the “Form 10-Q”), is to submit revised Exhibit 31.1 and revised Exhibit 31.2 in order to conform exactly to the language set forth in Item 601(b)(31)(i) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report for the period ending June 30, 2017 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: October 30, 2017By: /s/ Chet Billingsley

Chet Billingsley

Chairman and Chief Executive Officer

Date: October 30, 2017By: /s/ Lori Stansfield

Lori Stansfield

Director and Chief Financial Officer