Form 10-K/A
period 2016-12-31
Mentor Capital, Inc.
filed 2017-11-09
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

All references in this Form 10-K to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K for the period ended December 31, 2016 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on March 28, 2017 (the “Form 10-K”), is to provide additional information relating to the Amendment No. 1 to Form 10-K, filed with the Securities and Exchange Commission on October 31, 2017.

Amendment No. 1 revised Exhibit 31.1 and revised 31.2 in order to conform exactly to the language set forth in Item 601(b)(31)(i) of Regulation S-K.

In addition to the revised Exhibits 31.1 and 31.2 corrected with Amendment No. 1, this Amendment No. 2 includes Item 9A, controls and procedures, and the Company’s financial statements. Item 9A and the Company’s financial statements, herein, have not changed from those included in the original Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K , does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

MENTOR CAPITAL, INC.

TABLE OF CONTENTS

		Page

PART II
Item 9A.	Controls and Procedures.	5

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	6

SIGNATURES		7

PART II

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

(c) Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report for the period ending December 31, 2016 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: November 8, 2017By: /s/ Chet Billingsley

Chet Billingsley

Chairman and Chief Executive Officer

Date: November 7, 2017By: /s/ Lori Stansfield

Lori Stansfield

Director and Chief Financial Officer

Directors

Date: November 7, 2017By: /s/ Stan Shaul

Stan Shaul

Director

Date: November 7, 2017By: /s/ Earl Kornbrekke

Earl Kornbrekke

  Director

Date: November 7, 2017By: /s/ Robert Meyer

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

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Comprehensive Income (continued)

For The Years Ended December 31, 2016 and 2015

	2016	2015
Net loss	$(855,141)	$(764,795)

Other comprehensive income (loss):

Net losses reclassified from AOCI to net income	12,563	(12,563)

Comprehensive income	$(842,578)	$(777,358)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2016 and 2015

	Controlling interest
	Common stock			Additional paid in capital	Accumulated equity (deficit)	Accum-ulated Other Compre- hensive Income	Total	Non- controlling equity (deficit)	Totals
	Shares	no par	$0.001 par
Balance at December 31, 2014	14,486,047	$7,001,908	$-	$234,731	$(3,652,101)	$-	$3,584,538	$(205,298)	$3,379,240

Conversion of warrants to common stock, net of conversion costs	1,038,987	313,406	23	18,820	-	-	332,249	-	332,249

Non-cash conversion of warrants for investment in accounts receivable
	757,059	471,647	-	-	-	-	471,647	-	471,647

Shares retired	(27,152)	(15,704)	-	-	-	-	(15,704)	-	(15,704)

Non-controlling distribution	-	-	-	-	-	-	-	(33,970)	(33,970)

Effect on non- controlling deficit from disposition of MicroCannaBiz
	-	-	-	-	-	-	-	18,778	18,778

Effect of re- incorporation in Delaware at $0.0001 par value on September 24, 2015
	-	(7,771,257)	1,602	7,769,655	-	-	-	-	-

Other comprehensive (loss), net of tax	-	-	-	-	-	(12,563)	(12,563)	-	(12,563)

Net income (loss)	-	-	-	-	(799,868)	-	(799,868)	35,073	(764,795)
Balance at December 31, 2015	16,254,941	-	1,625	8,023,206	(4,451,969)	(12,563)	3,560,299	(185,417)	3,374,882

Conversion of warrants to common stock, net of conversion costs
	4,503,346	-	451	1,442,511	-	-	1,442,962	-	1,442,962

Private placement of unregistered common stock, October 31, 2016
	222,223	-	22	99,978	-	-	100,000	-	100,000

Non-controlling distribution	-	-	-	-	-	-	-	(23,637)	(23,637)

Other comprehensive income, net of tax						12,563	12,563	-	12,563

Net income (loss)	-	-	-	-	(858,113)	-	(858,113)	2,972	(855,141)
Balance at December 31, 2016	20,980,510	$-	$2,098	$9,565,695	$(5,310,082)	$-	$4,257,711	$(206,082)	$4,051,629

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

Note 15 - Income tax (continued)

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

Note 26 - Subsequent events (continued)

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