Form 10-Q/A
period 2017-03-31
Mentor Capital, Inc.
filed 2017-11-09
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on May 15, 2017 (the “Form 10-Q”), is to provide additional information relating to the Amendment No. 1 to Form 10-Q, filed with the Securities and Exchange Commission on October 31, 2017.

Amendment No. 1 revised Exhibits 31.1 and 31.2 in order to conform exactly to the language set forth in Item 601(b)(31)(i) of Regulation S-K.

In addition to the revised Exhibits 31.1 and 31.2 corrected with Amendment No.1, this Amendment No. 2 includes the following Part I items: a) Item 1, the Company’s financial statements; and b) Item 4, controls and procedures. Item 1 and Item 4, herein, have not changed from those included the original Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q , does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Quarterly Report for the quarterly period ending March 31, 2017 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: November 8, 2017By:/s/ Chet Billingsley

Chet Billingsley

Chief Executive Officer

Date: November 8, 2017By: /s/ Lori Stansfield

Lori Stansfield

Chief Financial Officer