Form 10-Q/A
period 2017-06-30
Mentor Capital, Inc.
filed 2017-11-09
CIK 1599117

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 of Mentor Capital, Inc. (the “Company”), filed with the Securities and Exchange Commission on August 14, 2017 (the “Form 10-Q”), is to provide additional information relating to the Amendment No. 1 to Form 10-Q, filed with the Securities and Exchange Commission on October 31, 2017.

Amendment No. 1 revised Exhibits 31.1 and 31.2 in order to conform exactly to the language set forth in Item 601(b)(31)(i) of Regulation S-K.

In addition to the revised Exhibits 31.1 and 31.2 corrected with Amendment No.1, this Amendment No. 2 includes the following Part I items: a) Item 1, the Company’s financial statements; and b) Item 4, controls and procedures. Item 1 and Item 4, herein, have not changed from those included in the original Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Quarterly Report for the quarterly period ending June 30, 2017 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: November 8, 2017By:/s/ Chet Billingsley

Chet Billingsley

Chief Executive Officer

Date: November 8, 2017By: /s/ Lori Stansfield

Lori Stansfield

Chief Financial Officer