Form 10-Q
period 2017-09-30
Mentor Capital, Inc.
filed 2017-11-09
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

At November 8, 2017, there were 22,694,283 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,237,792	$1,311,338
Cash in attorney trust account	300,000	-
Available-for-sale investment securities, at fair value	128,421	-
Accounts receivable, net	449,967	381,404
Prepaid expenses and other current assets	29,252	42,863
Investment in accounts receivable, current portion, net of discount	94,409	-
Notes receivable, current portion	30,786	-
Convertible notes receivable, current portion	16,775	12,951
Employee advances	10,308	700

Total current assets	2,297,710	1,749,256

Convertible notes receivable, net of current portion	104,147	119,104

Property and equipment
Property and equipment	195,509	215,034
Accumulated depreciation and amortization	(162,204)	(178,482)

Property and equipment, net	33,305	36,552

Other assets
Investment in account receivable, net of discount and current portion	456,362	481,987
Receivable - Bhang Corporation	1,500,000	1,500,000
Contractual interest in legal recovery	600,002	-
Notes receivable, net of current portion	757,490	-
Deposits	9,575	9,575
Long term investments	163,714	55,943
Goodwill	1,426,182	1,426,182

Total other assets	4,913,325	3,473,687

Total assets	$7,348,487	$5,378,599

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$32,512	$25,572
Accrued expenses	162,401	165,528
Current portion of long term debt	31,036	28,226

Total current liabilities	225,949	219,326

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,139,964	1,038,378
Long term debt, net of current portion	39,165	69,266

Total long-term liabilities	1,179,129	1,107,644

Total liabilities	1,405,078	1,326,970

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,694,283 and 20,980,510 shares issued
and outstanding at September 30, 2017 and December 31, 2016	2,269	2,098
Additional paid in capital	12,368,631	9,565,695
Accumulated deficit	(6,232,735)	(5,310,082)
Accumulated other comprehensive income (loss), net of tax	(25,392)	-
Non-controlling interest	(169,364)	(206,082)

Total shareholders' equity	5,943,409	4,051,629

Total liabilities and shareholders' equity	$7,348,487	$5,378,599

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Service fees	$810,062	$705,709	$2,307,994	$1,016,272
Consulting fees	5,040	20,000	9,800	20,000
Webcast revenue	-	-	-	450

Total revenue	815,102	725,709	2,317,794	2,036,722

Cost of sales	525,891	478,449	1,496,023	1,301,288

Gross profit	289,211	247,260	821,771	735,434

Selling, general and administrative expenses	476,192	445,680	1,670,439	1,426,248

Operating income (loss)	(186,981)	(198,420)	(848,668)	(690,814)

Other income and (expense)
Interest income	93,908	26,409	157,516	88,276
Interest expense	(3,434)	(10,305)	(10,951)	(32,540)
Gain (loss) on investments	(163,445)	-	(163,445)	(22,289)
Gain on equipment disposal	-	11,568	-	11,568
Other income (expense)	-	9,286	500	9,154

Total other income and (expense)	(72,971)	36,958	(16,380)	54,169

Income (loss) before provision for income taxes	(259,952)	(161,462)	(865,048)	(636,645)

Provision for income taxes	-	-	7,450	3,000

Net income (loss)	(259,952)	(161,462)	(872,498)	(639,645)

Gain (loss) attributable to non-controlling interest	25,844	3,589	50,155	15,106

Net income (loss) attributable to Mentor	$(285,796)	$(165,051)	$(922,653)	$(654,751)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.013)	$(0.009)	$(0.042)	$(0.038)

Weighted average number of shares of Mentor common stock outstanding:

Basic and diluted	22,694,283	17,669,230	22,232,082	17,094,887

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	2017	2016	2017	2016
Net loss	$(285,796)	$(165,051)	$(922,653)	$(654,751)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	58,249	-	(188,837)	-

Net losses reclassified from AOCI to net income	163,445	-	163,445	12,563

Comprehensive income	$(64,102)	$(165,051)	$(948,045)	$(642,188)

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(872,498)	$(639,645)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	10,602	19,817
Bad debt expense	16,439	31,188
Amortization of discount on investment in account receivable	(68,784)	(79,813)
Loss on disposal of Investor Webcast assets and liabilities	-	345
Gain on fixed asset disposal	-	(11,568)
Accrued investment interest income	(1,832)	841
Investment loss	163,445	21,944
Consulting fee received via stock	-	(20,000)
Decrease (increase) in operating assets
Cash in trust account	(300,000)	-
Accounts receivable - trade	(85,002)	(20,247)
Prepaid expenses and other current assets	13,611	8,101
Employee advances	(9,608)	876
Increase (decrease) in operating liabilities
Accounts payable	6,940	201,607
Accrued expenses	(2,573)	(38,177)
Deferred revenue	-	350
Accrued salary, retirement and benefits - related party	101,586	261,151

Net cash provided by (used by) operating activities	(1,027,674)	(263,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(1,071,901)	-
Proceeds from securities sold	754,643	28,669
Cash advanced on notes receivable	(800,000)	-
Payments received on notes receivable	11,724	44,678
Cash advanced on convertible notes receivable	(100,000)	-
Payments received on convertible note receivable	5,194	-
Purchases of property and equipment	(7,909)	(26,538)
Proceeds from sale of property and equipment	-	22,913
Cash paid at Investor Webcast disposition	-	(550)
Receipt of investment in receivable	-	26,000

Net cash provided by (used by) investing activities	(1,208,249)	95,172

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$2,203,105	$170,744
Short term loan from related parties	-	25,000
Repayment on short term loan from related parties	-	(25,000)
Proceeds from long-term debt	-	43,143
Payments on long-term debt	(27,291)	(36,178)
Non-controlling interest distribution	(13,437)	(23,614)

Net cash provided by (used by) financing activities	2,162,377	154,095

Net change in cash	(73,546)	(13,963)

Beginning cash	1,311,338	73,679

Ending cash	$1,237,792	$59,716

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$3,431	$32,877

Cash paid for income taxes	$11,770	$3,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shareholder assumption of warrant liability resulting in
increased liability to shareholder	$(80,054)	$(194,550)

Contractual interest in legal recovery purchased through issuance
of 288,890 shares of restricted common stock in a private offerings	$600,002	$-

Investment in Green Vision Systems, Corp common stock received from consulting services	$-	$50,000

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

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

Since September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock has traded publicly under the trading symbol OTCQB: MNTR.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 of Mentor’s funds retained by Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interest at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. Interest receivable is fully reserved at September 30, 2017 and December 31, 2016 pending the outcome of the Company’s collection process.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. Larson and Larson Capital (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents. See Note 18.

On April 13, 2017 Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

On June 30, 2017, the Company converted its original $100,000 convertible promissory note to Electrum Capital Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum of 5,672 shares of common stock, representing approximately 4.71% interest in Electrum at the conversion date. The minority investment in Electrum is reported at cost in the condensed consolidated balance sheet. See Note 8.

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2017 and December 31, 2016.

Cash in attorney trust account

The Company has $300,000 in an attorney trust account. The balance may be withdrawn at the option of the Company and does not bear interest.

Accounts receivable

Customer accounts receivable are classified as current assets and are carried at original invoice amounts less an estimate for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, collateral available, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2017 and December 31, 2016, the Company has recorded an allowance in the amount of $50,276 and $33,837, respectively.

Convertible notes receivable

The convertible note receivable from Electrum Partners, LLC (“Electrum”) was recorded at the principal face amount of $100,000 plus accrued interest of $6,874 at December 31, 2016. The note bore interest at 10% per annum and would have matured March 12, 2022. The note called for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest would be $2,290 until the note was paid full. On April 28, 2017, an addendum to the convertible note provided for continued monthly interest payments of $898 until such time as the Company requested commencement of principal and interest of $2,290 per month. Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum. The conversion resulted in an ownership of 5,672 shares of Electrum common stock, which was approximately 4.71% interest in Electrum as of the conversion date.

On April 28, 2017, the Company entered into an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) with Electrum. Under the Addendum, the Company invested an additional $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum with interest at 10% per annum compounded monthly. Note II is recorded at the principal face amount plus accrued interest of $0 at September 30, 2017. Note II requires monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017, until fully repaid on May 12, 2022 or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable (continued)

The Company has a convertible note receivable from NeuCourt, Inc., which it entered into on November 8, 2016, that is recorded at the principal face amount of $25,000 plus accrued interest of $1,116 and $181 at September 30, 2017 and December 31, 2016. The note bears 5% interest and matures on November 8, 2018. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and common stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 126,752 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

September 30, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014 and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2017 and December 31, 2016.

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

Basic and diluted income (loss) per common share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,475,166 and 12,185,000 as of September 30, 2017 and 2016, respectively. There were 0 and 4,500 potentially dilutive warrants outstanding at September 30, 2017 and 2016, respectively.

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

September 30, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended September 30, 2017 and 2016 were $1,830 and $5,621, respectively. Advertising and promotion costs for the nine months ended September 30, 2017 and 2016 were $31,471 and $13,429, respectively.

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

The carrying amounts of cash, cash in attorney trust account, accounts receivable, prepaid expenses and other current assets, accounts payable, customer deposits and other accrued liabilities approximate their fair value due to the short-term nature of these instruments.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 3 - Cash in attorney trust account

At September 30, 2017 and December 31, 2016, the Company has $300,000 and $0 held in an attorney trust account. The account does not bear interest and the Company may withdraw funds any time at its discretion.

Note 4 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2017	December 31, 2016
Prepaid health insurance	$5,005	$3,784
Other prepaid costs	24,247	39,079
	$29,252	$42,863

Note 5 - Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment

The Company entered into an agreement with Bhang Chocolate Company, Inc., the predecessor in interest to Bhang Corporation (together “Bhang”), effective February 28, 2014. As part of that agreement, which was ultimately rescinded, Mentor delivered $1,500,000 to Bhang which Bhang refused to return following rescission of the agreement. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Accrued interest receivable is fully reserved at September 30, 2017 and December 31, 2016 and the Company is analyzing its ability to collect the interest on this award and subsequent judgement. Mentor is in the process of attempting to collect on its judgment both in California and in other states in which Bhang operates. Collections of $55,585 received in the quarter ended September 30, 2017 were applied against accrued interest and, in addition, the associated reserve pending collections was reduced and interest income of $55,585 was recognized during the quarter. Mentor intends to continue to vigorously pursue collection of the entire $1,500,000 plus all accrued interest and other court allowed costs. See Note 19.

The receivable and accrued interest consists of the following:

	September 30, 2017	December 31, 2016
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000
Accrued interest	510,723	422,588
Total	2,017,875	1,922,588
Reserve pending collection efforts	(510,723)	(422,588)
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 6 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year for 11 years totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of Series D warrants at $1.60 per share. The Counterparty to the exchange agreement could have elected to partially rescind the exchange at any time after June 1, 2017 and ending on the earlier of (i) December 1, 2017, and (ii) two weeks following the date on which the Counterparty receives notice from Mentor that Mentor’s warrant holders have been notified that they have approximately 30 days left to exercise Mentor warrants. The partial rescission election terms required return of all or part of 313,820 of the Mentor shares exchanged for all or part of the installment payments due in or around January of each of 2018, 2019, 2020 and 2021. In May 2017, the 313,820 shares were deposited into a brokerage account resulting in termination of the partial rescission option.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11 year term of the agreement. The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Face value	$1,053,000	$1,053,000
Unamortized discount	(502,229)	(571,013)
Net balance	550,771	481,987
Current portion *	(94,409)	-
Long term portion	$456,362	$481,987

* The 2016 installment receivable was exchanged with a third party as payment for service on December 13, 2016 and therefore there was no current balance due at December 31, 2016.

For the three months ended September 30, 2017 and 2016, $22,591 and $23,715 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2017 and 2016, $68,784 and $80,192 of discount amortization is included in interest income, respectively.

Note 7 - Property and equipment

Property and equipment is comprised of the following:

	September 30, 2017	December 31, 2016
Computers	$28,797	$22,251
Furniture and fixtures	24,406	23,043
Machinery and vehicles	142,306	169,740
	195,509	215,034
Accumulated depreciation and amortization	(162,204)	(178,482)

Net Property and equipment	$33,305	$36,552

Depreciation and amortization expense was $2,549 and $6,538 for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense was $10,602 and $19,818 for the nine months ended September 30, 2017 and 2016, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 8 – Convertible notes receivable

Convertible notes receivable consists of the following:

	September 30, 2017	December 31, 2016
March 12, 2014 Electrum convertible note receivable including accrued interest of $0 and $6,874, respectively. The note bore interest at 10% per annum, compounded until maturity or until converted to shares of equity in Electrum. From October 12, 2015 to March 12, 2017 interest only payments were required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 were required.* Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum. **	$-	$106,874

April 28, 2017 Electrum convertible note receivable requires monthly principal and interest payments of $2,290 beginning June 12, 2017, until fully repaid or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum.	94,806	-

NeuCourt, Inc. convertible note receivable including accrued interest of $1,116 and $181 at September 30, 2017 and December 31, 2016, respectively. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into shares of a to-be-created series of Preferred Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. ***	26,116	25,181

Total convertible notes receivable	120,922	132,055
Less current portion	(16,775)	(12,951)

Long term portion	$104,147	$119,104

*On April 28, 2017, an addendum to the convertible note provided for continued monthly interest payments of $898 until such time as the Company requested commencement of principal and interest of $2,290 per month.

**The conversion resulted in the Company owning 5,672 shares of common stock of Electrum, approximately 4.71% of Electrum equity as of the conversion date.

***The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Note would today convert into 126,752 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farmalabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which is secured by a deed of trust on real property, and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $93,585 at maturity. The second promissory note in the amount of $380,000 is to be used for working capital and is secured by all assets of G Farma and guaranteed by two owners of G Farma, which requires monthly payments of $3,505 with a balloon payment of approximately $296,352 at maturity. The Company and G Farma have executed three addendums subsequent to the original agreement.

Addendum II (the “Addendum II”) on April 28, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $480,000 and increasing the monthly payments on the working capital note to $4,427 per month. The maturity date remained the same resulting in a total balloon payment of approximately $374,777 at maturity. Addendum II also provides that if the contemplated real estate transaction or a similar transaction is not consummated the real estate note will be consolidated into the working capital note with extension of the security pledges and guarantees.

Addendum III (the “Addendum III”) on June 4, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $580,000 and increasing the monthly payments on the working capital note to $5,350 per month. The maturity date remained the same resulting in a total balloon payment of approximately $454,069 at maturity.

Addendum IV (the “Addendum IV”) on September 26, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the of the working capital note to $680,000, resulting in payments of $6,272 per month beginning November 15, 2017. The maturity date remained the same resulting in a total balloon payment of approximately $535,564 at maturity.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it obtains either (i) the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. Addendum II increased item (ii) above to 1.8% from 1.5%. Addendum III increased item (ii) above to 2.1% and Addendum IV increases item (ii) above to 2.4%.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement. This consulting fee increased to $1,680 by Addendum II beginning with the May 15, 2017 payment, was not changed by Addendum III, and increased to $1,960 by Addendum IV beginning with the November 15, 2017 payment. For the three months ended September 30, 2017 and 2016, $5,040 and $0 of consulting fees from G Farma are included in revenue, respectively. For the nine months ended September 30, 2017 and 2016, $9,800 and $0 of consulting fees from G Farma are included in revenue, respectively.

Notes receivable from G Farma consists of the following at September 30, 2017:

Real estate note	$117,776
Working capital note	670,500
788,276
Less current portion	(30,786)

Long term portion of notes receivable	$757,490

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 10 - Contractual interest in legal recovery

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

Note 11 - Investments and fair value

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Available-for- sale Securities	Other investment	Equity Options	Other Equity Investments
Balance at December 31, 2015	$37,500	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(8,831)	-	-	(20,000)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	50,000
Sales	(28,669)	-	-	-
Settlements	-	-	-	(30,000)
Balance at December 31, 2016	-	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(188,837)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,071,902	-	-	107,771
Issuances	-	-	-	-
Sales	(754,644)	-	-	-
Settlements	-	-	-	-
Balance at September 30, 2017	$128,421	$-	$-	$163,714

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 11 - Investments and fair value (continued)

The Company’s investment securities are presented in available-for-sale investment securities. The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at September 30, 2017 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$130,997	$-	$(29,507)	$101,490
OTCQB listed company stock	22,816	4,115	-	26,931
	$153,813	$4,115	$(29,507)	$128,421

There were no investment securities held at December 31, 2016.

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gains and losses recognized during the period on equity securities	$58,249	$-	$(188,837)	$(21,394)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	83,641	-	(163,445)	(8,831)

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(25,392)	$-	$(25,392)	$(12,563)

Note 12 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called and all Series A, B, and C warrants have been exercised. Today only the Series D warrants remain active for exercise. The warrant holders had a minimum of 30 calendar days during which to exercise their warrants once they are called. However, the Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 13. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company has not recorded an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through September 30, 2017 for Series B warrants were $0.11 and Series D warrants were $1.60. In April 2017, the remaining 4,500 Series B warrants were exercised.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 12 - Common stock warrants (continued)

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

As of September 30, 2017 and December 31, 2016 the weighted average contractual life for all Mentor warrants was 20.76 years and 21.49 years, respectively, and the weighted average outstanding warrant exercise price was $2.10 and $2.02 per share, respectively.

During the nine months ended September 30, 2017 and 2016, a total of 1,424,883 and 1,644,772 warrants were exercised, respectively. There were no warrants issued during the periods ended September 30, 2017 and 2016. The intrinsic value of outstanding warrants at September 30, 2017 and December 31, 2016 was $0 and $1,395, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(4,503,346)	(4,503,346)
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,420,383)	(1,424,883)
Outstanding at September 30, 2017	-	6,786,007	6,786,007

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at September 30, 2017	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise temporarily suspended or truncated by the Company. The regular and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.55 for the nine months ended September 30, 2017 and $0.32 for the year ended December 31, 2016.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 13 - Warrant redemption liability

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

In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. On April 14, 2017, the remaining Series B warrants were exercised for 4,500 shares of common stock. The Company announced on April 17, 2017 that warrant holders to whom approximately 3,000,000 Series B Warrants were originally issued will receive the $0.10 per warrant redemption payment per the Plan. Payment of the Series B redemption fee was made by the Company’s redemption service and funded personally by Chet Billingsley who has assumed liability for paying the warrant redemptions. For warrant holders who had deposited their Series B warrants with a broker their redemption payments were processed electronically on April 20, 2017 through the DTCC participant system. Payment to other Series B warrant holders who had presented their Series B warrants to the Company were mailed directly to the warrant holder by April 20, 2017.

Once the D warrants have been fully redeemed and exercised the fees for the D warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due Mr. Billingsley from the Company which are sufficient to cover the redemption fee at September 30, 2017 and December 31, 2016.

Note 14 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of September 30, 2017 and December 31, 2016, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

Mentor has 5,000,000, $0.0001 par value, preferred shares authorized. No preferred shares are issued or outstanding.

On July 13, 2017, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (“Certificate of Designation”) with the Delaware Secretary of State to designate 200,000 preferred shares as Series Q Preferred Stock, such series having a par value of $0.0001 per share. Series Q Preferred Stock are convertible into Common Stock, at the option of the holder, at any time after the date of issuance of such share and prior to notice of redemption of such share of Series Q Preferred Stock by the Company, into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the Series Q Conversion Value by the conversion price at the time in effect for such share.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 14 - Stockholders’ equity (continued)

Preferred Stock (continued)

The per share “Series Q Conversion Value”, as defined in the Certificate of Designation, shall be calculated by the Company at least each calendar quarter as follows: The per share Series Q Conversion Value shall be equal the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock. Defined terms used in the Series Q Conversion Value shall bear the following meanings: 1) The "Core Q Holdings Asset Value" shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations; and 2) "Core Q Holdings" shall consist of all proceeds received by the Company on sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired therewith by the Company which shall periodically, but at least once each calendar quarter, identify, update, account for and value, the assets that comprise the Core Q Holdings.

The "Conversion Price" of the Series Q Preferred Stock shall be the product of 105% and the closing price of the Company's Common Stock on a date designated and published by the Company. The Series Q Preferred Stock is intended to allow for a pure play investment in cannabis companies that have the potential to go public. The Series Q Preferred Stock will be available only to accredited, institutional or qualified investors.

Note 15 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in July 2018. Rent expense for the three months ended September 30, 2017 and 2016 was $7,770 and $7,350, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $22,470 and $21,050, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2018. Rent expense for the three months ended September 30, 2017 and 2016 was $6,545 and $6,633, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $17,600 and $19,899, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2020. Vehicle lease expense is included in cost of sales in the condensed consolidated income statement. Vehicle lease expense for the three months ended September 30, 2017 and 2016 was $47,556 and $47,503, respectively. Vehicle lease expense for the nine months ended September 30, 2017 and 2016 was $134,715 and $127,891, respectively.

WCI has two operating leases for office equipment which expire in February and April 2020. Equipment lease expense for the three months ended September 30, 2017 and 2016 was $379 and $379, respectively. Equipment lease expense for the nine months ended September 30, 2017 and 2016 was $1,137 and $1,397, respectively.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of September 30, 2017 with original or remaining terms over one year were as follows:

12 months ending	Rental
September 30,	expense
2018	$111,010
2019	78,693
2020	43,077
2021	9,371
$242,151

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 16 - Long term debt

Long term debt

Long term debt consists of the following:

	September 30, 2017	December 31, 2016
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $2,723 and $3,723 unamortized loan service fee, respectively.	$70,201	$91,488

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	-	6,004

Total notes payable	70,201	97,492

Less: Current maturities	(31,036)	(28,226)

	$39,165	$69,226

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC which required a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $2,723 and $3,723 at September 30, 2017 and December 31, 2016, respectively.

Note 17 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to Chet Billingsley, its Chief Executive Officer ("CEO"), as follows:

	September 30, 2017	December 31, 2016

Accrued salaries and benefits	$774,735	$759,701
Accrued incentive fee and bonus	190,581	190,581
Accrued retirement and other benefits	463,577	457,079
Offset by shareholder advance	(288,929)	(368,938)
	$1,139,964	$1,038,378

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

Note 17 - Accrued salary, accrued retirement and incentive fee - related party (continued)

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The incentive fee expense was $0 and $0 for the three months ended September 30, 2017 and 2016, respectively. The incentive fee expense was $175,997 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Note 18 - Patent and License Fee Facility with Larson

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

Note 19 – Commitments and contingencies

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,535 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. Collections of $55,585 received in the quarter ended September 30, 2017 were applied against accrued interest and, in addition, the associated reserve pending collections was reduced and interest income of $55,585 was recognized during the quarter. Mentor is continuing its efforts to collect on the judgment in California and other states in which Bhang operates. Mentor intends to enforce this judgment.

As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares of the Company’s Common Stock pursuant to the Bhang Agreement have the option until December 29, 2017 to return some or all of those shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568.92 in interest for such returned shares. Mentor will account for the return of the shares as a capital transaction if and when the shares are remitted back to the Company. See Note 5 to condensed consolidated financial statements.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The shares purchased by plaintiffs are returnable to Mentor per the judgement awarded in the Bhang matter, above. On September 25, 2017, the Court granted plaintiffs’ motion for partial summary judgment related to one cause of action in plaintiffs’ complaint. On October 23, 2017, Mentor filed a motion for reconsideration of the Court’s September 25, 2017 order. Regardless of the outcome of Mentor’s motion for reconsideration, Mentor still intends to pursue Cross-Defendants Richard Golden and Scott Van Rixel for indemnity. Mentor was not a party to this transaction and intends to vigorously defend itself against all claims in this case. No trial date has currently been set in this action.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

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

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
Three months ended September 30, 2017
Net sales	$5,040	$810,062	$-	$815,102
Operating income (loss)	4,654	65,309	(256,944)	(186,981)
Interest income	71,219	1	22,688	93,908
Interest expense	-	4,567	(1,133)	3,434
Property additions	-	-	4,775	4,775
Depreciation and amortization	-	1,461	1,088	2,549

Three months ended September 30, 2016
Net sales	$-	$705,709	$20,000	$725,709
Operating income (loss)	(61)	(1,488)	(196,871)	(198,420)
Interest income	2,694	-	23,715	26,409
Interest expense	-	4,403	6,262	10,305
Property additions	-	-	-	-
Depreciation and amortization	-	5,667	871	6,538

Nine months ended September 30, 2017
Net sales	$9,800	$2,307,994	$-	$2,317,794
Operating income (loss)	8,729	140,257	(997,654)	(848,668)
Interest income	88,541	4	68,971	157,516
Interest expense	-	14,353	(3,402)	10,951
Total assets	3,122,165	1,168,649	3,057,673	7,348,487
Property additions	-	-	7,909	7,909
Depreciation and amortization	-	8,106	2,496	10,602

Nine months ended September 30, 2016
Net sales	$450	$2,016,272	$20,000	$2,036,722
Operating income (loss)	(50,006)	46,446	(687,254)	(690,814)
Interest income	8,083	-	80,193	88,276
Interest expense	-	12,474	20,066	32,540
Total assets	1,606,874	1,097,582	1,545,486	4,249,942
Property additions	-	25,510	1,029	26,539
Depreciation and amortization	295	16,953	2,570	19,818

Note 20 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating loss	$(186,981)	$(198,420)	$(848,668)	$(690,814)
Interest income	93,908	26,409	157,516	88,276
Interest expense	(3,434)	(10,305)	(10,951)	(32,540)
Gain (loss) on investments	(163,445)	-	(163,445)	(22,289)
Gain (loss) on equipment disposal	-	11,568	-	11,568
Other income (expense)	-	9,286	500	9,154

Income before income taxes	$(259,952)	$(161,462)	$(865,048)	$(636,645)

Note 21 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$(247,086)	$-	$-	$(12,563)

Gains (losses) on available for sale securities	58,249	-	(188,837)	(8,831)
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) on available for sale securities	58,249	-	(188,837)	(8,831)
(Gains) Losses reclassified from AOCI to net Income	163,445	-	163,445	21,394
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) reclassified from AOCI to net Income	-	-	-	21,394
Other comprehensive income (loss), net of tax	221,694	-	(25,392)	12,563

Ending balance	$(25,392)	$-	$(25,392)	$-

Note 22 – Subsequent events

On October 3, 2017, the Company paid to Mr. Billingsley the accrued incentive fee of $190,581 which is reflected in accrued salary, accrued retirement and incentive fee – related party in the consolidated balance sheet. See Note 17.

On October 16, 2017, the Company formed a wholly owned subsidiary, Mentor Partner I, LLC, a California Limited Liability Company, for the purpose of providing consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 and 2016 and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016.

Bhang Chocolate Company, Inc. (Bhang)

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”), see Item 3 “Legal Proceedings” regarding repudiation of all contract obligations by Bhang and Mentor’s subsequent rescission of the Bhang Agreement. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 delivered by Mentor to Bhang plus pre-judgment interest in the amount of $421,534.62. The judgment also accrues post-judgment interests at the rate of 10% from December 29, 2016 until such time as the judgment is paid in full. Interest income on the judgment is recognized as collected. At September 30, 2017 the post-judgement interest was approximately $128,887 after applying collections of $55,585 received in August 2017. Mentor continues its efforts to collect the judgment in California and other states in which Bhang operates. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheets at September 30, 2017 and December 31, 2016. Interest receivable is fully reserved at September 30, 2017 and December 31, 2016 pending the outcome of the Company’s collection process. Mentor collected $55,585 in August of 2017 which was applied to the fully reserved interest receivable and recognized as interest income.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 shares of common stock in Electrum, approximately 4.71% of Electrum equity as of the conversion date. On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly. Note II requires monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per share. The note is collateralized by cannabis equity securities owned by Electrum. Electrum is a Nevada based cannabis consulting, management and investment company.

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

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Addendum II to the Note Purchase Agreement on April 28, 2017, increased the investment amount to $600,000, Addendum III on June 4, 2017, increased the investment amount to $700,000 and Addendum IV on September 26, 2017, increased the investment amount to $800,000. The investment consists of a secured promissory note in the principal face amount of $120,000 intended for purchase of real estate and a second secured promissory note in principal face amount of $680,000 intended for working capital of G Farma.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it obtains either (i) the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 2.4% of each such number of shares, calculated on a full dilution full conversion basis, as amended by Addendum IV. See Note 22.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company will provide consulting services to G Farma. The monthly consulting payment was increased to $1,960 per month under the Addendum IV modification.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months September 30, 2016

Revenues

Revenue for the three months ended September 30, 2017 was $815,102 compared to $725,709 for the three months ended September 30, 2016 (“the prior year period”), an increase of $89,393 or 12.3%. This increase is due to an increase in monthly service fees of 104,353 which is partially offset by a decrease in consulting fees of ($14,960).

Gross profit

Gross profit for the three months ended September 30, 2017 was $289,211 compared to $247,260 for the prior year period. Cost of goods sold relate primarily to WCI who experienced gross profit of 35.1% for the three months ended September 30, 2017 compared to 32.2% for the prior year period, an increase of 2.9%. This was due to a decrease in salary, contract labor and related costs of 2.5%, a decrease in fuel costs of 0.2%, and a decrease in vehicle costs of 0.6%, partially offset by an increase in other costs of (0.4%), as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2017 was $476,192 compared to $445,680 for the prior year period, an increase of $30,512. The increase is due to a $15,000 increase in management fees, a $5,788 increase in travel related expenses, and a $10,000 increase in board of director fees, partially offset by a ($276) decrease in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($72,971) for the three months ended September 30, 2017 compared to $36,958 for the prior year period, a decrease of ($109,929). Of the decrease, realized losses on investments of ($163,445) was recognized in the current year with none in the prior year period, there was a decrease of ($11,568) due to gain on equipment disposal that occurred in the prior year period with none in the current year period, and ($9,286) was due to a decrease in other income, partially offset by an increase of $67,499 of interest income, and a decrease of $6,871 in interest expense in the current period as compared to the prior year period.

Net results

The net result for the three months ended September 30, 2017 was a loss attributable to Mentor of ($285,796) or ($0.013) per common share compared to net loss attributable to Mentor in the prior year period of ($165,051) or ($0.009) per common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenues

Revenue for the nine months ended September 30, 2017 was $2,317,794 compared to $2,036,722 for the nine months ended September 30, 2016 (“the prior year nine month period”), an increase of $281,072 or 13.8%. This increase is due to an increase in monthly service fees of $291,722, partially offset by a decrease in consulting fees of ($10,200), and a decrease of ($450) in other revenue.

Gross profit

Gross profit for the nine months ended September 30, 2017 was $821,771 compared to $735,434 for the prior year nine month period. Cost of goods sold relate primarily to WCI who experienced gross profit of 35.2% for the nine months ended September 30, 2017 compared to 35.5% for the prior year nine month period, a decrease of (0.3%). This was due to an increase in fuel costs of 0.4%, an increase in vehicle costs of 0.5%, partially offset by a decrease in direct salary, contract labor and related costs of (0.4%), and a decrease in other cost of goods sold of (0.2%) as a percent of revenue over the prior year nine month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2017 was $1,670,439 compared to $1,426,248 for the prior year nine month period, an increase of $244,191. The increase is due to a $175,997 increase in accrued incentive fees to the Company CEO, a $68,959 increase in salary and related costs, a $18,042 increase in advertising costs, a $18,873 increase in shareholder services costs, a $8,342 increase in insurance costs, a $25,000 increase in management fees, a $19,000 increase in board of director fees, a $19,817 increase in depreciation and amortization costs, and a $5,000 investment to fund a cannabis related glaucoma study, partially offset by a ($89,818) decrease in professional fees, a ($14,749) decrease in bad debt expense, a ($5,605) decrease in mobile phone expense, and a ($4,667) decrease in other selling, general and administrative expenses in the current period as compared to the prior year nine month period.

Other income and expense

Other income and expense, net, totaled ($16,380) for the nine months ended September 30, 2017 compared to $54,169 for the prior year nine month period, a decrease of ($70,549). The decrease is due to an increase in loss on investments of ($141,156), a decrease in gain on equipment disposal of ($11,568), and a decrease in other income (expense) of ($8,654), partially offset by an increase in interest income of $69,240 and a decrease in interest expense of $21,589 in the current nine month period as compared to the prior year nine month period.

Net results

The net result for the nine months ended September 30, 2017 was a loss attributable to Mentor of ($922,653) or ($0.042) per common share compared to net loss attributable to Mentor in the prior year nine month period of ($654,751) or ($0.038) per common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At September 30, 2017 we had cash and cash equivalents of $1,237,792 and a working capital of $2,071,761. Operating cash outflows in the nine months ended September 30, 2017 were ($1,027,674), including ($872,498) of net loss, and ($68,784) of non-cash income related to amortization of discount on investment, ($1,832) of accrued investment interest income, and increases in operating assets of ($380,999), partially offset by $10,602 of non-cash depreciation and amortization, $16,439 of non-cash bad debt expense, the add back of $163,445 of investment losses included in net income (loss), and cash provided by increases in operating liabilities of $105,953. Cash outflows from investing activities in the nine months ended September 30, 2017 were ($1,208,249) due to purchase of available for sale securities of ($1,071,901), investment in G Farma promissory notes receivable of ($800,000), investment in Electrum promissory note of ($100,000) and purchases of property and equipment of ($7,909), partially offset by $754,643 proceeds from sale of available for sale securities, payments received on notes receivable of $11,724, and payments received on convertible notes receivable of $5,194. Net inflows from financing activities during the nine months ended September 30, 2017 were $2,162,377 of which $2,203,105 were proceeds received from exercise of warrants, offset by ($27,291) of payments on long-term debt, and ($13,437) distribution to the non-controlling interest. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days must pay 10 cents per share to redeem the warrant and then exercise the Series D warrant to purchase a share at the court specified formula of one-half of the closing bid price on the day preceding the 30 days, plus the 10 cent fee. The Company announcement stated that in successive months, the authorized 1% partial warrant redemption will be periodically recalculated and the redemption offer repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. On October 7, 2016, the Company announced that the 1% redemptions, which were being priced on a calendar month schedule, would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. During the nine months ending September 30, 2017 shareholders requested to participate in the regular or partial redemption as designees and exercised 1,420,383 outstanding Series D warrants for an aggregate exercise price of $2,202,612 plus warrant redemption fees of $80,054. During the year ended December 31, 2016 shareholders requested to participate in the partial redemption as designees and exercised 4,503,346 outstanding Series D warrants for an aggregate exercise price of $1,442,983 plus warrant redemption fees of $450,335. From July 1, 2017 to November 8, 2017, the Company did not have any warrant redemptions. We believe that if such redemptions and exercise continue, regular and partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrues interest at the rate of 10% from December 29, 2016 until such time as the judgment is satisfied. In August 2017, Mentor collected $55,585 which was applied to interest accruing under the judgement. Mentor is continuing its efforts to collect on the judgment in California and other states where Bhang operates. Mentor intends to enforce this judgment.

As part of the judgment Bhang owners, Scott Van Rixel and Richard Sellers, who together purchased 117,000 shares of the Company’s Common Stock pursuant to the Bhang Agreement have the option until December 29, 2017 to return some or all of their shares in exchange for payment of the original purchase price of $1.95 per share plus a pro-rata amount of $58,568 in interest for such returned shares. Mentor will account for the return of shares as a capital transaction if and when the shares are remitted back to the Company. See Note 5 to condensed consolidated financial statements.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased by them from Bhang Corporation’s CEO in a secondary sale. The shares purchased by plaintiffs are returnable to Mentor as part of the 117,000 shares covered in the judgment awarded in the Bhang matter, above. On September 25, 2017, the Court granted plaintiffs’ motion for partial summary judgment related to one cause of action in their complaint. On October 23, 2017, Mentor filed a motion for reconsideration of the Court’s September 25, 2017 order. Regardless of the outcome of Mentor’s motion for reconsideration, Mentor still intends to pursue Cross-Defendants Richard Golden and Scott Van Rixel for indemnity. Mentor was not a party to this transaction and intends to vigorously defend itself against all claims in this case. No trial date has currently been set in this action.

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

As of September 30, 2017, the Company had 22,694,283 outstanding shares of its Common Stock trading at approximately $0.75. As of the same date the Company also had 6,786,007 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will not be exercised until the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption will continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company. From February 11, 2017 through November 8, 2017, the Company has not offered partial redemptions on its Series D warrants.

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

We do not manufacture or sell cannabis products or services. Rather we try to find cannabis businesses whose products, managers, technology or other factors we like and invest in or acquire those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date several of our acquisitions/investments have not turned out well for us, and an effort to secure a $35 million loan resulted in a $621,250 loss.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 27.9% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of November 8, 2017, Mr. Billingsley owned approximately 21.5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 27.9% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,137,684 Series D warrants which are exercisable at $1.60 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs appointed as director of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Each of these sales of shares of Common Stock was made in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Proceeds of $100,000 were used for operating expenses of the Company. Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 10 to the condensed consolidated financial statements.

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

4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock

11.1	Statement regarding computation of earnings per share (Incorporated by reference to Exhibit 11 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: November 8, 2017By:/s/ Chet Billingsley

Chet Billingsley,

Chief Executive Officer

Date: November 8, 2017By: /s/ Lori Stansfield

Lori Stansfield,

Chief Financial Officer