Form 10-K
period 2017-12-31
Mentor Capital, Inc.
filed 2018-03-29
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting Company	[X]	Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

At June 30, 2017, that last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $19,078,307. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 15, 2018, there were 23,076,676 shares of Mentor Capital, Inc.’s Common Stock outstanding.

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

Item 1.Business.

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

As we emerged from bankruptcy the court allowed the original issuance of approximately $145 Million in warrants to the Company’s claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00, $1.60 and $7.00 per share. The outstanding Series D warrants are exercisable at $1.60 per share, at which price we may receive as much as $10 Million in warrant proceeds. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders are more likely to exercise warrants at $1.60 per warrant share if the shares of our Common Stock are priced above $1.60 per share. The longer the Company’s Common Stock share price is above $1.60 the more likely warrant holders will be willing to exercise their warrants. If the Common Stock share price is less than $1.60 for a long period of time, the Company may also decide to lower the exercise price of outstanding warrants to entice warrant holders to exercise their warrants and invest in the Company. The amount of potential funds received by the Company from such exercises will decrease as the warrant exercise price decreases.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company. The partial redemptions were exercised at an average exercise price of $0.90 for the period from January 1, 2017 to February 10, 2017 and $0.320 per share for the year ended December 31, 2016. From February 11, 2017 to December 31, 2017, Series D warrants were exercised at their $1.60 exercise price.

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

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company decided to begin to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector.

We have a residual cancer related private holding: $55,942 in Brighter Day Health (“BDH”) which provides cost effective, HIPAA compliant video stations for high quality, face-to-face medical updates and monitoring between contracted doctors with cancer and other patients in nursing homes and hospice settings.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 membership interests in Electrum at a conversion rate of $19 per interest, which was equal to approximately 4.51% of Electrum’s outstanding equity as of December 31, 2017. On April 28, 2017 the Company invested an additional $100,000 in Electrum as a convertible note with interest at 10% compounded monthly (“Note II”). Note II requires monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The note is collateralized by cannabis equity securities owned by Electrum. Electrum is a Nevada based cannabis consulting, investment and management company.

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of the assets of a Georgia sole proprietorship, dba Investor Webcast, which it placed into Investor Webcast, LLC (“CAST”), a Delaware limited liability company. At the time of purchase the assets were valued at $469,611 and the purchase consideration was 4,696 to-be-created Series B convertible preferred shares of Mentor. After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into shares of Mentor Common Stock. Due to low revenue and a net loss experienced by CAST in 2015, as well as revised cash projections for the future 5 years, the fair value of the convertible security liability at December 31, 2015 was $0. On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which that certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 and the Convertible Security Agreement between Mentor and the former owner of the CAST assets were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. The prior owner of the Investor Webcast assets received assets valued at $7,408, assumed liabilities of $17,587 and received $500 in cash. Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST. Two former employees were also paid $50 each in cash. CAST was dissolved on June 2, 2016.

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. CCH had no operations in 2017 and 2016 and was dissolved on April 19, 2017.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2017 was limited to payment of a patent fee in Canada.

Green Vision Systems, Corp.

On September 21, 2016, the Company received 500,000 unregistered shares of Green Vision Systems, Corp. (“GVS”) in exchange for consulting services. The shares were originally recorded at cost based on the value of consulting services related to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, plus associated hemp farming in this tropical setting. In February 2017, GVS stated that the planned Puerto Rico operations would be provided through a separate entity and that GVS was no longer seeking registration of the shares issued to the Company as agreed in the consulting agreement between the parties. The Company wrote off the GVS investment, originally valued at $50,000, at December 31, 2016, (see Note 21).

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable and an additional investment of $25,000 was made as a convertible note receivable in NeuCourt on November 22, 2017 for a total investment of $50,000 (together “Notes”). Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study while Dr. Mandelkorn will hold the remaining 20%. As of December 31, 2017, the Company had paid $15,000 of the funding.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”). Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company has made several additional investments in G Farma: Addendum II to the Note Purchase Agreement entered into on April 28, 2017, increased the aggregate investment amount to $600,000; Addendum III entered into on June 4, 2017, increased the aggregate investment amount to $700,000; Addendum IV entered into on September 26, 2017, increased the aggregate investment amount to $800,000; and Addendum V entered into on December 6, 2017 increased the aggregate investment amount to $900,000. Subsequent to December 31, 2017, on January 17, 2018, the parties entered into Addendum VI which increased the aggregate investment amount to $1,000,000. The Company’s investment in G Farma consists of two secured promissory notes: one in the principal face amount of $120,000 intended for purchase of real estate and a second in principal face amount of $880,000 intended for working capital of G Farma. In the event real estate is not purchased to secure the real estate note the $120,000 intended for purchase of real estate will be converted to a working capital loan.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement, amended January 17, 2018, which provides that G Farma will not register its stock in a public offering unless it either (i) obtains the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 3.0% of each such number of shares, calculated on a full dilution full conversion basis. See Notes 9 and 26.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company will provide consulting services to G Farma. The monthly consulting payment was increased to $2,520 per month under the January 17, 2018 Addendum VI modification.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. For the period of inception to December 31, 2017 there were no operations. Subsequent to December 31, 2017, Mentor contributed $800,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, see Note 26.

Mentor Partner II, LLC

Subsequent to December 31, 2017, on February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC under a Master Equipment Lease Agreement dated February 11, 2018, see Note 26.

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

Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide public market liquidity for founders, protection for investors, funding for the cannabis companies, and to incubate private cannabis companies that Mentor believes have significant potential. When Mentor takes a significant position in its investees it provides financial management when needed but leaves operating control in the hands of the cannabis company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance are three key advantages to cannabis founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical, and the Company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

At December 31, 2017, the Company and subsidiaries had the following cannabis-related and non-cannabis investments in place. The Company’s aggregate investment in these companies currently totals $4,602,817:

•$1,987,099 receivable from Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.), a nationally branded infused edibles company as a result of a judgment entered against Bhang Corporation in the United States District Court for the Northern District of California. Subsequent to year-end, on January 23, 2018, in accordance with an agreement between the parties, the Company received a net payment of $1,758,949 in satisfaction of the judgment and 117,000 shares of Mentor Common Stock, originally sold to two Bhang founders, were returned to Mentor in exchange for return of the original purchase price of $228,150. [Please see the section entitled “Legal Proceedings” for additional information];

•$107,772 investment in Electrum Capital Partners, LLC membership interests.

•$90,731 invested in Electrum Capital Partners, LLC under an interest bearing convertible promissory note receivable that is currently bearing interest at 10% per annum;

•$67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $3.2 Million revenue generating private service business based in Phoenix, AZ which is expanding into Austin, TX. WCI works with business park owners, governmental centers, and apartment complexes to reduce their trash related costs. WCI works with the owners to analyze the dumpster usage and reduce the number of partially used dumpsters throughout the complexes. A fleet of trucks moves dumpsters from high volume to lower volume locations and picks up onetime items for disposal. The refuse related cost savings are generally split with Waste Consolidators who supplies services under long-term agreements;

•$55,943 investment in Brighter Day Health.

•$547,353 investment in an account receivable with annual payments of $117,000 that expires in 9 years, purchased in April 2015 from a non-affiliated individual;

•$51,565 invested in NeuCourt, Inc. including accrued interest under a convertible promissory note receivable that bears interest at 5% per annum.

•$25,000 investment through Mentor IP, LLC for potential rights on a patent application for THC vape systems.

•$881,020 convertible promissory notes receivable from G Farma.

•$600,002 receivable from assigned interest in G Farma recovery in civil forfeiture or similar recoveries.

•$132,010 investment in NASDAQ listed company stock.

•$56,625 investment in OTCQB listed company stock.

The Company continually works to identify cannabis related acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently there are 30 states and the District of Columbia that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. The state laws are in conflict with the federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes marijuana use and possession illegal at the national level. The United States Supreme Court ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes. Thus even in states where the use of cannabis has been legalized, its use remains a violation of federal law. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis, however the Trump administration has indicated that it will reconsider such policy and practice, especially with respect to recreational cannabis. Even if the Trump administration initially affirms the same approach with respect to medical or recreational cannabis, there is no guarantee that such policy and practice will not change regarding the low-priority enforcement of federal laws in states where cannabis has been legalized.

Competition

There are many companies that are interested in investing in the medical marijuana and cannabis industry, many of which are well funded companies. Additionally, the operating companies in the cannabis sector are highly fragmented and compete against each other. Any acquisition by Mentor will be in competition with several other similar cannabis related operations in the sector.

Employees

Mentor Capital has 5 full time employees and 1 part time employee in its corporate office in Ramona, California. WCI has 35 employees in Tempe, Arizona and 3 employees in Austin, Texas.

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

We face significant risks, and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed, and the trading price of our Common Stock could decline.

Management has a lack of experience operating as a fully reporting company and meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for 20 years, and only three years ago voluntarily transitioned to reporting company status subject to financial and other SEC required disclosures. Prior to such voluntary transition, management has not been required to prepare and make such required disclosures. As a reporting company we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. As management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the company Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2017, the Company had 22,814,283 outstanding shares of its Common Stock trading at approximately $2.29. As of the same date the Company also had 6,666,007 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company. From February 11, 2017 through March 15, 2018, the Company has not offered partial redemptions on its Series D warrants.

We operate in a turbulent market populated by businesses that are highly volatile.

The US market for cannabis products is highly volatile. While we believe that it is an exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking or brokerage relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business.

Many cannabis activities, products, and services still violate law.

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states and the US government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting sale of what is considered drug paraphernalia. If our, or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets.

Our business model is to partner with or acquire other companies.

We do not manufacture or sell cannabis products or services. Rather we try to find cannabis businesses whose products, managers, technology or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date several of our acquisitions/investments have not turned out well for us, and an effort to secure a $35 million loan resulted in a $621,250 loss.

The Federal Government’s attitude toward cannabis could materially harm our business

Changes to the Federal Government’s administration and the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use could materially negatively affect our business. If recreational use is limited that could represent 75% of the potential overall cannabis market revenues. Eliminating recreational cannabis use would be an existential threat to many cannabis entities. Being historically illegal, many cannabis contracts, including our contracts, may not be able to be enforced in the courts.

Many of the people and entities with whom we work in the cannabis industry are not used to engaging in other than normal course business transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in the normal course. Entities and persons operating in the cannabis industry may be unaccustomed to entering into written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced these differences with several different entities in which we’ve invested or considered investing, including an entity which failed to comply with contractual obligations, which led us into litigation and other legal remedies.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 20 to 24 months. It is possible that if future financing is not obtained we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 27.00% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 15, 2018, Mr. Billingsley owned approximately 20.63% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 27.00% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants and 87,456 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively. [See footnotes 18 and 26 to the consolidated financial statements.] Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposit. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

The effects of negative worldwide economic events have caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, has impacted levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic crisis, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office facilities used in our business. Mentor corporate offices are in Ramona, California in San Diego County and we lease approximately 2,000 square feet of office space for $2,590 per month. WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space for $2,220 per month under an operating lease expiring in January 2020. WCI does not have any office or warehouse space in Austin, Texas. MCIP, Partner I and Partner II administrative support is provided by Mentor in its Ramona, California corporate offices.

Item 3. Legal Proceedings.

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc. (together “Bhang”), in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation. The judgment accrued interest at the rate of 10% from December 29, 2016 until November 20, 2017, when the parties agreed to stipulated payment terms.

On January 23, 2018 the Company received a net payment of $1,758,949 in satisfaction of the judgment and 117,000 shares of Mentor common stock, originally sold to two Bhang founders, were returned to Mentor in exchange for a payment of $286,719, which was offset from the accrued judgment of $2,045,668. The shares returned by the Bhang owners were received by the Company on January 23, 2018 and were accounted for at that time as a reduction of outstanding Mentor Common Stock and the net payment resulted in a satisfaction of the Receivable from Bhang. See Note 5 to consolidated financial statements.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The 75,000 shares at issue were returned to Mentor as a part of the Bhang settlement above. On December 21, 2017, the plaintiffs filed a motion to dismiss their complaint with prejudice which was granted on January 25, 2018. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice, see Note 26.

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

	High	Low
Quarter Ended December 31, 2017	$2.29	$0.47
Quarter Ended September 30, 2017	$1.16	$0.71
Quarter Ended June 30, 2017	$2.13	$1.01
Quarter Ended March 31, 2017	$4.25	$1.07
Quarter Ended December 31, 2016	$1.70	$0.57
Quarter Ended September 30, 2016	$0.89	$0.23
Quarter Ended June 30, 2016	$0.72	$0.30
Quarter Ended March 31, 2016	$0.76	$0.20
Quarter Ended December 31, 2015	$0.47	$0.21

Holders

As of December 31, 2017, there were approximately 12,035 registered holders of record of our Common Stock. As of December 31, 2017, we had a total of 22,814,283 shares of Common Stock issued and outstanding; 0 shares of Preferred Stock issued and outstanding; 6,666,007 Series D warrants outstanding which are exercisable for 6,666,007 shares of Common Stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This will be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period January 1, 2016 through December 31, 2017, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased under plan	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 through December 31, 2016	0	N/A	44,748	255,252
January 1 through December 31, 2017	0	N/A	44,748	255,252
TOTAL	0		44,748	255,252

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

Proceeds of $100,000 were used for operating expenses of the Company. Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 10 to the consolidated financial statements.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Since the August 2008, name change back to Mentor Capital, Inc., the Company’s Common Stock has traded publicly under the trading symbol OTC Markets: MNTR.

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a medical marijuana project with a cancer focus. On August 29, 2013, the Company decided to begin to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest. WCI is included in the consolidated financial statements for the years ended December 31, 2017 and 2016.

Bhang Corporation fka Bhang Chocolate Company, Inc.

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”) which was subsequently rescinded, see Item 3 “Legal Proceedings”. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrued interest at the rate of 10% from December 29, 2016 until November 20, 2017, when the parties stipulated to payment terms. Amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheet at December 31, 2017 in the amount of $1,987,099 which represents $2,045,668 for settlement of the judgement, accrued interest and reimbursed costs less $58,569 of interest payable on the cost of Mentor Common Stock to be returned by Bhang owners. The Company collected and recognized $55,585 of interest income in the quarter ended September 30, 2017. In the fourth quarter of 2017, at the time the parties stipulated to payment terms, $540,521 of interest income was recognized on the judgement. At December 31, 2016, accrued interest of $422,588 was fully reserved pending the Company’s ability to collect on the judgement.

On January 23, 2018 the Company received a net payment of $1,758,949 and the return of 117,000 shares of Mentor common stock purchased by the Bhang owners in exchange for a payment of $228,150 which was offset against the amounts owed to Mentor by Bhang.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment and management company. The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 membership interests in Electrum at an equity conversion rate of $19 per interest, which was equal to approximately 4.51% of Electrum’s outstanding equity as of December 31, 2017. This investment is reported in the consolidated balance sheets as an investment at cost of $107,772 at December 31, 2017 and as a $100,000 convertible note receivable at December 31, 2016 together with accrued interest of $6,874.

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The outstanding balance on Note II at December 31, 2017 was $90,731.

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable and an additional investment of $25,000 was made as a convertible note receivable in NeuCourt on November 22, 2017 for a total investment of $50,000 (together “Notes”). Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Addenda II through VI have increased the investment amount secured by promissory notes to $1,000,000 as of January 17, 2018, see footnote 9 to the consolidated financial statements. The investment consists of a secured promissory note in the principal face amount of $120,000 intended for purchase of real estate and a second secured promissory note in principal face amount of $880,000 intended for working capital of G Farma. In the event real estate is not purchased to secure the real estate note the $120,000 intended for purchase of real estate will be converted to a working capital loan.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement, later amended by Addendum VI, which provides that G Farma will not register its stock in a public offering unless it either (i) obtains the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 3.0% of each such number of shares, calculated on a full dilution full conversion basis. See footnotes 9 and 26 to the consolidated financial statements.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company will provide consulting services to G Farma. The monthly consulting payment was increased to $2,520 per month under the January 17, 2018 Addendum VI modification.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. For the period of inception to December 31, 2017 there were no operations. Subsequent to December 31, 2017, Mentor contributed $800,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, see Note 26.

Mentor Partner II, LLC

Subsequent to December 31, 2017, on February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC under a Master Equipment Lease Agreement dated February 11, 2018, see Note 26.

Disposals

Investor Webcast, LLC (CAST)

On April 20, 2015, the Company acquired 100% of the assets of a Georgia sole proprietorship, dba Investor Webcast, valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. Mentor placed the purchased assets into Investor Webcast, LLC, a Delaware limited liability company (“CAST”). After one year, the to-be-created Series B convertible preferred shares could have been converted, in steps or in whole, into shares of Mentor Common Stock based on the conversion formula applied to operating results for the preceding four calendar quarters, as defined in the agreement. On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 and the Convertible Security Agreement between Mentor and the prior owner of the CAST assets were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. See Note 22 to the consolidated financial statements. CAST was dissolved on June 2, 2016.

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. CCH had no operations in 2017 and 2016 and was dissolved on April 19, 2017.

Green Vision Systems, Corp.

On September 21, 2016, the Company received 500,000 unregistered shares of Green Vision Systems, Corp. (“GVS”) in exchange for consulting services. The shares were recorded at cost based on the value of consulting services related to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, plus associated hemp farming in this tropical setting. Subsequent to year-end GVS indicated that the planned Puerto Rico operations would be provided through a separate entity and that GVS was no longer seeking registration of the shares issued to the Company as agreed in the consulting agreement between the parties. The Company is uncertain whether it will receive benefit from its GVS shares or the alternate entity and has fully impaired the investment in GVS shares at December 31, 2016, (see Note 27).

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Critical Accounting Policies

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of majority owned subsidiaries of 51% or more. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Segment reporting

The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts and notes receivable reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to goodwill, amortization periods, accrued expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2017 and 2016.

Cash in attorney trust account

The Company had $314,536 and $0 in two attorney trust accounts at December 31, 2017 and 2016, respectively. The balances may be withdrawn at the option of the Company and do not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2017 and 2016, the Company has recorded an allowance in the amount of $73,105 and $33,837, respectively.

Convertible notes receivable

The convertible note receivable from Electrum Partners, LLC (“Electrum”) was recorded at the principal face amount of $100,000 plus accrued interest of $6,874 at December 31, 2016. The note bore interest at 10% per annum and would have matured March 12, 2022. The note called for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest would be $2,290 until the note was paid full. On April 28, 2017, an addendum to the convertible note provided for continued monthly interest payments of $898 until such time as the Company requested commencement of principal and interest of $2,290 per month. Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum at a conversion rate of $19 per interest. The conversion resulted in an ownership of 5,672 membership interests of Electrum, representing approximately 4.51% interest in Electrum as of December 31, 2017.

On April 28, 2017, the Company entered into an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) with Electrum. Under the Addendum, the Company invested an additional $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum with interest at 10% per annum compounded monthly. Note II is recorded at the principal face amount plus accrued interest of $0 at September 30, 2017. Note II requires monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017, until fully repaid on May 12, 2022 or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The note is collateralized by cannabis equity securities owned by Electrum.

The Company has convertible notes receivable from NeuCourt, Inc. that are recorded at the principal face amount of $50,000 and $25,000 plus accrued interest of $1,565 and $181 at December 31, 2017 and 2016, respectively. The notes bear 5% interest with $25,000 face amount maturing on November 8, 2018 and $25,000 maturing on October 25, 2019. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Notes would convert into 242,666 Conversion Shares at December 31, 2017. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Long-lived assets impairment assessment

In accordance with the FASB Accounting Standards Codification (“ASC”) 350, we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year through 2026. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years, vehicles and trailers, five years.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014 and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2017 and December 31, 2016.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred, or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Service fees are generated by WCI for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed. Consulting revenue is recognized at the time the related services are provided as specified in the related consulting agreements.

Basic and diluted income (loss) per common share

We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,400,000 and 8,900,000 as of December 31, 2017 and 2016, respectively. There were 0 and 4,500 potentially dilutive shares outstanding at December 31, 2017 and 2016, respectively.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2017 and 2016, nor were any interest or penalties accrued as of December 31, 2017 and 2016. To the extent the Company may accrue interest and penalties, it elects to recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $48,809 and $17,534 for the years ended December 31, 2017 and 2016, respectively.

Fair value measurements

The Company adopted ASC 820 which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Recent Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five-step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing reporting.

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new guidance will be effective for us at the beginning of fiscal year 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016:

Revenues

We had revenue of $3,182,700 and gross profit of $1,107,045 (34.8% gross profit) for the year ended December 31, 2017 versus revenue of $2,761,245 and gross profit of 976,085 (35.4% gross profit) for the year ended December 31, 2016, an increase in revenue of $421,455 and an increase in gross profit of $130,960. WCI service fee revenue in 2017 increased by $427,113 with an increase in gross profit of $135,929. We recognized consulting revenue of $15,400 in 2017 compared to $20,000 in 2016, a decrease of $4,600. CAST was dissolved in March 2016, CAST had 2016 webcast revenue of $450 with gross loss of ($239). In addition, there was $0 other revenue in 2017 compared to $608 in 2016.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2017 was $2,317,556 compared to $1,872,059 for the year ended December 31, 2016, an increase of $445,497. The increase was due to an increase in business and life insurance of $23,342, an increase in management fees of $42,500, an increase in shareholder services costs of $13,382, an increase in advertising costs of $31,274, an increase due to an incentive fee expense of $175,997, an increase in salaries and related costs of $107,429, an increase in board of director fees of $26,500, an increase due to expense of $15,000 for glaucoma research, and an increase in other selling, general and administrative expenses of $45,892, which was partially offset by a decrease in communication costs of ($14,278), a decrease in professional fees of ($11,485), and a decrease in depreciation and amortization expense of ($10,056).

Other income and expense

Other income and expense, net, totaled $504,568 for the year ended December 31, 2017 compared to $52,633 for the year ended December 31, 2016, an increase of $451,935. The increase was due primarily to an increase in interest income of $622,748 partially offset by an increase in interest expense of ($32,837), an increase in loss on investments of ($122,301), a decrease on gain on investments of ($11,568), and a decrease in other income of ($4,107)

Net results

The net result for the year ended December 31, 2017 was a net loss attributable to Mentor of $753,895 or $0.034 per Mentor common share compared to a loss attributable to Mentor of $858,113 or $0.048 per Mentor common share for the year ended December 31, 2016. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2017 we had cash of $834,190 and working capital of $3,704,091. Operating cash outflows during 2017 were ($1,483,193), outflows from investing activities were ($1,334,447), and inflows from financing activities were $2,340,492. We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2017, we had cash of $834,190 and working capital of $3,704,091. Operating cash outflows in the year ended December 31, 2017 were ($1,483,193), including ($715,165) of net loss, less non-cash amortization of discount on investment in account receivable of ($91,375), less accrued investment interest income of ($2,281), less increases in operating assets of ($917,545), offset by depreciation and amortization of $15,706, bad debt expense of $38,284, and increases in operating liabilities of $25,738.

Net cash outflows in 2017 from investing activities were ($1,334,447) including ($1,071,901) outflow to purchase investment securities, ($900,000) advanced on notes receivable to G Farma, ($125,000) advanced on convertible notes receivable, and ($20,437) to purchase property and equipment, partially offset by $754,643 proceeds from sale of investment securities, $18,979 of payments received on notes receivable, and $9,269 of payments received on convertible notes receivable.

Net inflows from financing activities in 2017 were $2,340,492 of which $2,395,105 were proceeds received from exercise of warrants, partially offset by payments on long-term debt of ($34,833), and distributions to a non-controlling shareholder of WCI of ($19,780). We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing available resources will be sufficient to satisfy our funding requirements for 24 months.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 120,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000. For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. During 2016 shareholders requested to participate in the partial redemption as designees and exercised 4,503,346 outstanding Series D warrants for an aggregate exercise price of $1,442,962 plus warrant redemption fees of $451,335. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Item 8. Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2017 and 2016, begins on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a)Evaluation of disclosure controls and procedures

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in internal control over financial reporting in the years ended December 31, 2017 and 2016.

(c)Management’s report on internal control over financial reporting

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

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2017 are as follows:

Name	Age	Position
Chet Billingsley	65	President and Chief Executive Officer, Chairman of the Board of Directors and Audit Committee Member
Lori Stansfield	58	Chief Financial Officer, Treasurer and Director
Robert B. Meyer	78	Secretary and Director
Stan Shaul	53	Director and Audit Committee Member
David G. Carlile	61	Director and Audit Committee Chair

Chet Billingsley, has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. On behalf of the Company Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and as CEO successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a Master’s Degree in Applied Physics from Harvard University, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985. An avid business writer, Mr. Billingsley’s most recent feature is “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, has been our Chief Financial Officer since May 27, 2014. On April 9, 2015 Lori was appointed as a director and named as Treasurer. For the six years prior to joining Mentor, Lori was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited and prepared financial statements during the past thirty years. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Master’s Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

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

Stan Shaul, was appointed as a director on November 24, 1998 and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee. Mr. Shaul is the president of SportsClix, Inc. that he founded and incorporated on November 15, 1999, the President/CTO of Podiim, Inc., and the President of Cardan Media. He has over 30 years experience in software engineering, team building, management and development. As a business founder and significant Company shareholder he brings business understanding, insight, and shareholder interest to his Board deliberations. He graduated with a Bachelor's degree in Mathematics and Computer Science from UCLA. Mr. Shaul has no affiliated or conflicting outside business interests.

David G. Carlile, was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor's Audit Committee and named Audit Committee Chairman. For over 34 years, Mr. Carlile has served in Senior Management positions in the coal industry; he has been the President of Carlile Enterprises, Inc. for over 17 years. He received his BSc. in Mining Geology from the Imperial College, University of London in 1977. He also received a Master's Degree in in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

Earl Kornbrekke, served as a member of Mentor’s Board of directors until his resignation on April 14, 2017. During his tenure, Mr. Kornbrekke brought with him the continuity and senior business understanding of a senior business founder and longtime Company shareholder. He was the largest investor in the Company during its first decade. Mr. Kornbrekke had no affiliated or conflicting outside business interests while he was a member of the Company’s Board.

Director Qualifications

The selection of directors is a complex and subjective process requiring consideration of many intangible factors. The Company believes that candidates should generally meet the following criteria:

•Significant historic or current Mentor share ownership.

•Business founder and CEO experience.

•Broad training, experience and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;

•The highest personal and professional ethics, integrity and values;

•Commitment to representing the long-term interests of the Company and all of its shareholders;

•An inquisitive and objective perspective, strength of character and the mature judgment essential to effective decision making;

•Expertise that is useful to the Company and complementary to the background and experience of other Board members; and

•Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations and industry.

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

Audit Committee

While an audit committee is not mandated at this point in our operations, it is our management’s view that such a committee, including an independent financial expert member, is an important entity level control over the Company’s financial statements as the Company prepares for the possibility of more formal listing status. On May 6, 2017 a resolution was unanimously adopted by the Board to create an audit committee and the following board members were appointed to serve on the committee: Stan Shaul, David Carlile, and Chet Billingsley. It was further resolved, that David Carlile serve as the chairman of the Company’s Audit Committee. Our Audit Committee operates under a written charter which may be found on Mentor’s website at https://ir.mentorcapital.com/corporate-governance.

Our Audit Committee is responsible for, among other things, assisting the Board in fulfilling its general oversight responsibilities with respect to the Company’s accounting and financial disclosures, audits of the financial statements, internal controls, and audit functions.

As part of the financial statement audit, the auditors are required to communicate with the Audit Committee by written communication. The Audit Committee discusses the audited financial statements with management.

The Audit Committee had one meeting in 2017 which was attended by all members.

Membership of the Audit Committee

The Committee shall be comprised of three or more directors as determined by the Board, of which a majority of the members shall satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and all other regulatory requirements applicable to the Company. Two members of the audit committee, Messrs. Shaul and Carlile, are considered independent under the audit committee charter. Mr. Billingsley, as an employee of the Company, is not an independent member but he was appointed to the audit committee because Mr. Billingsley has intimate knowledge of the Company and provides financial expertise. [As more independent directors are added to the Board, the makeup of the Audit Committee may change to all independent directors.]

Each Committee member understands fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement. At least one member of the Committee shall be an “audit committee financial expert” as defined under applicable SEC rules. Committee members shall continue to be members as long as they remain directors and until their successors as committee members are elected and qualified or until their earlier death, incapacity, resignation or removal. Any member may be removed by the Board, with or without cause, and for no cause, at any time. Vacancies on the Committee may be filled by the Board.

Audit Committee Report

The Audit Committee provides this report for the Company’s Annual Report for the year ended December 31, 2017 on Form 10-K. The following disclosure is made over the printed names of each member of the Audit Committee. The members of the Audit Committee have signed the current disclosure.

REPORT OF THE AUDIT COMMITTEE

The following is the report of the Audit Committee with respect to our audited financial statements for the fiscal year ended December 31, 2017.

We reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2017. In addition, we discussed with BF Borgers CPA PC the matters required by Accounting Standards No. 1301, “Communications with Audit Committees.” Also we received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and have discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

David Carlile (chair)

Stan Shaul

Chet Billingsley

Compensation or Nominating Committees and Conflicts of Interest

The Board does not have a compensation committee comprised of independent directors, the functions that would have been performed by such committee is performed by our directors as a whole. The Board of Directors has not established a nominating committee. The Board has been of the opinion that such committees are not necessary since the Company is in early stages of developing a portfolio of cannabis investments, and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations that may affect management decisions.

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

The Board has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves major corporate strategy changes and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication.

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

Mentor held four meetings of the Board of Directors in 2017 and four meetings of the Board of Directors in 2016. All directors attended each of the meetings.

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

Mr. Carlile complied with his Section 16(a) filing requirements after joining the Board on April 14, 2017, albeit untimely, by filing his Form 3 on May 10, 2017.

Code of Ethics

The Company has published an ethics statement on its website for more than a decade. This long standing guidance for a formal Code of Ethics does not include all requirements of Section 406 of Regulation S-K. The Company’s CEO believes in a long-term guiding ethical principle to act in the best interest of the owners of the Company, its shareholders, by surrounding himself with Board members who are Mentor shareholders and who understand the concerns of both the shareholders and the Company. We also intend to be as transparent as possible in updating our shareholders as to what Mentor is doing and what it plans to do in the future. We intend to give a uniform flow of information, sufficient to judge the long-term value of the business, but won’t overburden the business or shareholders with massive, but immaterial, disclosures.

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

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chet Billingsley Chairman and CEO	2017	120,000(1)	-	-	-	175,997(3)	-	9,500(2)	305,497
	2016	120,000(1)	-	-	-	-(3)	-	4,500(2)	124,500

Lori Stansfield Treasurer and CFO (4)	2017	130,000	29,649	-	-	-	-	9,500(5)	169,149
	2016	120,000	-	-	-	-	-	4,250(5)	124,250

(1) Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2) Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $2,000 for each of four Board Meetings he attended in 2017 and $500 each time additional services were provided to the Company related to written resolutions. Mr. Billingsley was paid $1,000 each for four Board Meetings he attended in 2016 and $250 for additional services provided to the Company related to written resolutions.

(3) The CEO earns an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the reorganization, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the reorganization. This incentive was authorized in 1998 and confirmed in 2000 under the Company’s Plan of Reorganization.

(4) Ms. Stansfield joined Mentor as its Chief Financial Officer on May 27, 2014. On April 9, 2015, Ms. Stansfield was appointed a Director of the Company and named the Company Treasurer.

(5) Ms. Stansfield received $2,000 for each of four board meetings she attended in 2017 and $500 each time additional services were provided to the Company related to written resolutions. Ms. Stansfield received $1,000 for each of four board meetings she attended in 2016 and $250 for additional services provided to the Company related to written resolutions.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Chet Billingsley and Lori Stansfield, for the year ended December 31, 2017.

	Fees Earned or Paid In Cash ($)				Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

			Stock Awards ($)	Option Awards ($)
Director		Bonus ($)
Name
Stan Shaul	9,500(1)	-	-	-	-	-	-	9,500
Robert B. Meyer	9,500(1)	-	-	-	-	-	-	9,500
David G. Carlile	7,500(2)	-	-	-	-	-	-	8,000
Earl Kornbrekke	2,000(3)	-	-	-	-	-	-	2,000

(1) Each director is paid $2,000 for attendance at regular quarterly Board meetings. During 2017 Mentor Board of Directors were paid for four board meetings held in 2017. In addition, the Board of Directors were paid $500 each time additional services were provided to the Company related to written resolutions. Mr. Shaul and Mr. Meyer were paid for four board meetings held in 2017 and $1,500 for three additional services provided to the Company related to written resolutions.

(2) Mr. Carlile was appointed as a director on April 14, 2017. Mr. Carlile attended and was paid for three board meetings held in 2017 and $1,500 for three additional services provided to the Company related to written resolutions.

(3) Mr. Kornbrekke was a board member until April 14, 2017. Mr. Kornbrekke attended and was paid for one board meeting held in 2017.

Mentor does not currently have any equity incentive plan in place for officers, directors, or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth certain information as to shares of our Common Stock owned by (i) each person known to beneficially own more than five percent of our outstanding Common Stock or Preferred Stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 15, 2018 which was 23,076,676.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chet Billingsley PO Box 1709 Ramona, CA 92065	6,082,363(1, 2)	20.63%(7)
Common Stock	Stan Shaul 2586 Claybourne Court Newbury Park, CA 91320	234,928(3)	0.80%(8)
Common Stock	Robert B. Meyer 24446 Caswell Court Laguna Niguel, CA 92677	1,303,789(4)	4.42%(8)
Common Stock	David G. Carlile 3336 Daybreaker Drive Park City, UT 84098	138,508(5)	0.47%(8)
Common Stock	Lori Stansfield PO Box 1709 Ramona, CA 92065	200,000(6)	0.68%(8)
Common Stock	Directors and Officers as a group	7,959,588	27.00%(9)

(1) 164,793 of Mr. Billingsley’s shares of Common Stock are held in a Rule 10b5-1 Plan under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the Rule 10b5-1 Plan are less than 16,000 shares per week. This Rule 10b5-1 plan was initiated on February 15, 2018 at which time the closing bid price for Mentor stock was $1.40 per share and Rule 10b5-1 sales are expected to continue through the filing of this report. The closing share price for Mentor shares on March 15, 2018 was $1.15. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2) In addition to 3,944,679 shares of Common Stock, Mr. Billingsley also holds 2,050,228 Series D warrants exercisable at $1.60 per share and 87,456 Series B warrants exercisable at $0.11 per share, see footnote 26 to the consolidated financial statements. As of the date of this Annual Report on Form 10-K Mr. Billingsley has not exercised any of these Series B or D warrants.

(3) In addition to 12,031 shares of Common Stock, Mr. Shaul also holds 222,897 Series D warrants exercisable at $1.60 per share. On January 25, 2018, 43 shares of Common Stock owned by Mr. Shaul were cancelled. As of the date of this Annual Report on Form 10-K Mr. Shaul has not exercised any Series D warrants.

(4) In addition to 864,834 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Mr. Meyer has not exercised any Series D warrants.

(5) In addition to 136,008 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K Mr. Carlile has not exercised any Series D warrants originally held or redeemed as a designee since he became a member of the Company’s board of directors.

(6) In addition to 10,000 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $1.60 per share. In March 2017, Ms. Stansfield exercised 10,000 Series D warrants by paying the exercise price of $1.60 per share. In March 2015, Ms. Stansfield redeemed as a designee and then exercised 2,000 unexercised Series D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with the February 2015 partial warrant redemption, described in Item 6. On June 4, 2015, Ms. Stansfield redeemed as a designee and then exercised 2,222 Series D Warrants by paying the $0.10 per share redemption fee and $0.35 per share exercise price associated with the June 2015 partial redemption.

(7) The Percentage of Class ownership of Mr. Billingsley is calculated based on the total number of outstanding shares of Common Stock (23,076,676), Series B warrants (87,456) and Series D warrants (6,316,115).

(8) The Percentage of Class ownership of Mr. Shaul, Mr. Meyer, Mr. Carlile, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (23,076,676) and Series D warrants (6,316,115).

(9) Calculated based on the revised Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2016 and December 31, 2017, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2017 and 2016. Income tax returns for 2017 will be prepared by BF Borgers CPA PC and for 2016 were prepared by Poortinga Accountancy Corporation.

Fee Category	2017	2016
Audit Fees (1)	$51,405	$45,900
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	10,045	3,455
All Other Fees (4)	-	-

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

(2) Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2017 or 2016.

(3) The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4) All other fees consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2017 and 2016 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

See Exhibit Index which follows Signatures and immediately precedes the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2017 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 27, 2018By: /s/ Chet Billingsley

Chet Billingsley,

Director, Chairman and Chief Executive Officer

Date: March 27, 2018By: /s/ Lori Stansfield

Lori Stansfield,

Director, Treasurer and Chief Financial Officer

Directors

Date: March 27, 2018By: /s/ Stan Shaul

Stan Shaul

Director

Date: March 27, 2018By: /s/ David Carlile

David Carlile

Director

Date: March 27, 2018By: /s/ Robert Meyer

Robert Meyer

Director and Secretary

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

4.3

Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2014.

Lakewood, CO

March 27, 2018

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$834,190	$1,311,338
Cash in attorney trust accounts	314,536	-
Receivable - Bhang Corporation, current portion	1,987,099	-
Accounts receivable, net	444,798	381,404
Prepaid expenses and other current assets	44,112	42,863
Investment in accounts receivable, current portion	117,000	-
Investment in securities, at fair value	188,635	-
Notes receivable, current portion	35,445	-
Convertible notes receivable, current portion	43,628	12,951
Employee advances	13,683	700

Total current assets	4,023,126	1,749,256

Property and equipment
Property and equipment	203,292	215,034
Accumulated depreciation and amortization	(162,563)	(178,482)

Property and equipment, net	40,729	36,552

Other assets
Investment in account receivable, net of discount and current portion	456,362	481,987
Receivable - Bhang Corporation, net of current portion	-	1,500,000
Convertible notes receivable, net of current portion	98,668	119,104
Notes receivable, net of current portion	845,576	-
Contractual interest in legal recovery	600,002	-
Deposits	9,575	9,575
Long term investments	163,714	55,943
Goodwill	1,426,182	1,426,182

Total other assets	3,600,079	3,592,791

Total assets	$7,663,934	$5,378,599

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2017 and 2016

	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$60,260	$25,572
Accrued expenses	224,921	165,528
Current portion of long term debt	33,854	28,226

Total current liabilities	319,035	219,326

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	969,481	1,038,378
Long term debt, net of current portion	28,805	69,266

Total long-term liabilities	998,286	1,107,644

Total liabilities	1,317,321	1,326,970

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,814,283 and 20,980,510 shares issued
and outstanding at December 31, 2017 and December 31, 2016	2,281	2,098
Additional paid in capital	12,560,619	9,565,695
Accumulated deficit	(6,063,977)	(5,310,082)
Accumulated other comprehensive income (loss), net of tax	34,822	-
Non-controlling interest	(187,132)	(206,082)

Total shareholders' equity	6,346,613	4,051,629

Total liabilities and shareholders' equity	$7,663,934	$5,378,599

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2017 and 2016

	2017	2016
Revenue
Service fees	$3,167,300	$2,740,187
Consulting revenue	15,400	20,000
Webcast revenue	-	450
Other revenue	-	608

Total revenue	3,182,700	2,761,245

Cost of sales	2,075,655	1,785,160

Gross profit	1,107,045	976,085

Selling, general and administrative expenses	2,317,556	1,872,059

Operating income (loss)	(1,210,511)	(895,974)

Other income and (expense)
Interest income	737,584	114,836
Interest expense	(73,462)	(40,625)
Gain (loss) on investments	(164,590)	(42,289)
Gain (loss) on equipment disposal	-	11,568
Other income (expense)	5,036	9,143

Total other income and (expense)	504,568	52,633

Income (loss) before provision for income taxes	(705,943)	(843,341)

Provision for income taxes	9,222	11,800

Net income (loss)	(715,165)	(855,141)

Gain (loss) attributable to non-controlling interest	38,730	2,972

Net income (loss) attributable to Mentor	$(753,895)	$(858,113)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.034)	$(0.048)

Weighted average number of shares of Mentor common stock
outstanding:
Basic and diluted	22,347,974	17,695,152

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2017 and 2016

	2017	2016
Net loss	$(715,165)	$(855,141)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	34,822	-

Net losses reclassified from AOCI to net income	-	12,563

Comprehensive income	$(680,343)	$(842,578)

See accompanying Notes to Financial Statements

	Controlling interest
	Common stock
	Shares	$0.0001 Par ($)	Additional paid in capital ($)	Accumulated equity (deficit) ($)	Accumulated Other Comprehensive Income ($)	Total ($)	Non- Controlling equity (deficit) ($)	Totals ($)
Balance at December 31, 2015	16,254,941	1,625	8,023,206	(4,451,969)	(12,563)	3,560,299	(185,417)	3,374,882

Conversion of warrants to common stock, net of conversion costs
	4,503,346	451	1,442,511	-	-	1,442,962	-	1,442,962

October 31, 2016 sale of unregistered common stock
	222,223	22	99,978	-	-	100,000	-	100,000

Non-controlling distribution	-	-	-	-	-	-	(23,637)	(23,637)

Other comprehensive income, net of tax	-	-	-	-	12,563	12,563	-	12,563

Net income (loss)	-	-	-	(858,113)	-	(858,113)	2,972	(855,141)
Balance at December 31, 2016	20,980,510	2,098	9,565,695	(5,310,082)	-	4,257,711	(206,082)	4,051,629

Conversion of warrants to common stock net of conversion costs
	1,544,884	154	2,394,951	-	-	2,395,105	-	2,395,105

March 22, 2017 purchase of contractual interest in legal recovery for common stock
	222,223	22	499,980	-	-	500,002	-	500,002

April 28, 2017 purchase of contractual l interest in legal recovery for stock
	66,667	7	99,993	-	-	100,000	-	100,000

Non-controlling distribution	-	-	-	-	-	-	(19,780)	(19,780)

Other comprehensive income (loss), net of tax	-	-	-	-	34,822	34,822	-	34,822

Net income (loss)	-	-	-	(753,895)	-	(753,895)	38,730	(715,165)
Balance at December 31, 2017	22,814,283	2,281	12,560,619	(6,063,977)	34,822	6,533,745	(187,132)	6,346,613

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(715,165)	$(855,141)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	15,706	25,761
Bad debt expense	38,284	37,986
Amortization of discount on investment in account receivable	(91,375)	(103,414)
Loss on disposal of Investor Webcast, LLC assets & liabilities	-	345
Gain on equipment disposal	-	(11,568)
Investment interest income	(2,281)	(181)
Investment loss	163,445	21,944
Decrease (increase) in operating assets
Cash in attorney trust account	(314,536)	-
Accounts receivable - trade	(101,678)	(39,280)
Receivable – Bhang Corporation	(487,099)	-
Prepaid expenses and other current assets	(1,249)	(24,628)
Employee advances	(12,983)	1,965
Increase (decrease) in operating liabilities
Accounts payable	34,688	75,399
Accrued expenses	59,947	(29,618)
Deferred revenue	-	350
Accrued salary, retirement and benefits - related party	(68,897)	554,006

Net cash provided by (used by) operating activities	(1,483,193)	(346,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities purchased	(1,071,901)	-
Proceeds from securities sold	754,643	28,669
Cash paid at Investor Webcast disposition	-	(550)
Advances on notes receivable	(900,000)	-
Payments received on note receivable	18,979	44,678
Advances on convertible notes receivable	(125,000)	(25,000)
Payments received on convertible notes receivable	9,269	898
Purchases of property and equipment	(20,437)	(30,239)
Proceeds from sale of property and equipment	-	22,913
Receipt of investment in receivable	-	26,000

Net cash provided by (used by) investing activities	(1,334,447)	67,369

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$2,395,105	$1,442,962
Proceeds from private placement of unregistered common stock	-	100,000
Short term loan from related parties	-	25,000
Repayment on short term loan from related parties	-	(25,000)
Borrowing (payment) on line of credit	-	(70,000)
Proceeds from long-term debt	-	139,143
Payments on long-term debt	(34,833)	(72,104)
Non-controlling interest distribution	(19,780)	(23,637)

Net cash provided by (used by) financing activities	2,340,492	1,516,364

Net change in cash	(477,148)	1,237,659

Beginning cash	1,311,338	73,679

Ending cash	$834,190	$1,311,338

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$3,251	$41,134

Cash paid for income taxes	$11,530	$3,000

NON-CASH INVESTING AND FINANCING TRANSACTION:
Shareholder assumption of warrant liability resulting in
increased liability to shareholder	$(92,054)	$(194,550)

Contractual interest in legal recovery purchased through issuance
Of 288,890 shares of restricted common stock in private offerings	$600,002	$-

Other non-cash settlement of account payable
Assignment of current portion of investment in accounts receivable	$-	$117,000
Assignment of note receivable	-	46,322
	$-	$163,322

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in late 2015. The entity was originally founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

Since the September 2008, name change back to Mentor Capital, Inc., the Company’s Common Stock has traded publicly under the trading symbol OTCQB: MNTR.

In 2009, the Company began focusing its investing activities in leading edge cancer companies. In 2012, in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer development sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a medical marijuana related project with a cancer focus. On August 29, 2013, the Company decided to divest of its cancer assets and focus future investments in the cannabis and medical marijuana sector.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the consolidated financial statements presented.

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (“Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment is comprised of $1,500,000 invested by Mentor into Bhang plus pre-judgment interest in the amount of $421,535. The judgment also accrued post-judgment interests at the rate of 10% from December 29, 2016 through November 20, 2017, when the parties agreed to stipulated payment terms. The judgment was paid in full in January 2018, see Notes 5 and 26. The receivable from Bhang at December 31, 2017 includes $1,500,000 of principal plus accrued interest of $540,521 and reimbursed costs of $5,147, less $58,569 interest due to two Bhang shareholders for shares of Mentor Common Stock which were returned to the Company in January 2018 per the stipulated agreement. Mentor accounted for the return of Common Stock held by the Bhang shareholders at the time the stock was received in January 2018. The Receivable from Bhang Chocolate Company at December 31, 2016 was reported as other assets and did not include interest receivable, which was fully reserved pending the outcome of the Company’s collection process.

On April 20, 2015, the Company acquired 100% of the assets of a Georgia sole proprietorship, dba Investor Webcast, valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. On May 7, 2015, Mentor formed a Delaware limited liability company subsidiary, Investor Webcast, LLC (“CAST”), to hold the purchased assets. Revenue was lower than anticipated for CAST and on March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 and the Convertible Security Agreement between Mentor and the prior owner of the CAST assets were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. The prior owner of the CAST assets received assets valued at $7,408, assumed liabilities of $17,587 and received $500 in cash. Mentor forgave an intercompany note receivable from CAST of $23,225, direct intercompany charges of $10,284, and $17,043 of intercompany overhead receivable from CAST. Two prior employees were also paid $50 each. CAST was formally dissolved on June 2, 2016.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 - Nature of operations (continued)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. Larson and Larson Capital (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents. See Note 20.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

On June 30, 2017, the Company converted its original $100,000 convertible promissory note to Electrum Capital Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interests, representing approximately 4.51% interest in Electrum at December 31, 2017. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at December 31, 2017, see Note 11. Prior to conversion, the convertible note receivable was reported in the consolidated balance sheets as a $100,000 convertible note receivable with accrued interest of $6,874 at December 31, 2016, see Notes 8.

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The outstanding balance on Note II at December 31, 2017 was $94,806, see Note 8.

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. For the period of inception to December 31, 2017 there were no operations. Subsequent to December 31, 2017, Mentor contributed $800,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, see Note 26.

Subsequent to December 31, 2017, on February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC under a Master Equipment Lease Agreement dated February 11, 2018, see Note 26.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of majority owned subsidiaries of 51% or more. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Segment reporting

The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts and notes receivable reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to goodwill, amortization periods, accrued expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2017 and 2016.

Cash in attorney trust account

The Company had $314,536 and $0 in two attorney trust accounts at December 31, 2017 and 2016, respectively. The balances may be withdrawn at the option of the Company and do not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2017 and 2016, the Company has recorded an allowance in the amount of $73,105 and $33,837, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable

The convertible note receivable from Electrum Partners, LLC (“Electrum”) was recorded at the principal face amount of $100,000 plus accrued interest of $6,874 at December 31, 2016. The note bore interest at 10% per annum and would have matured March 12, 2022. The note called for monthly interest payments of $898 through March 12, 2017 after which monthly payments of principal and interest would be $2,290 until the note was paid full. On April 28, 2017, an addendum to the convertible note provided for continued monthly interest payments of $898 until such time as the Company requested commencement of principal and interest of $2,290 per month. Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum at a conversion price of $19 per interest. The conversion resulted in an ownership of 5,672 membership interests, representing an approximately 4.51% interest in Electrum as of December 31, 2017.

On April 28, 2017, the Company entered into an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) with Electrum. Under the Addendum, the Company invested an additional $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum with interest at 10% per annum compounded monthly. Note II is recorded at the principal face amount plus accrued interest of $0 at September 30, 2017. Note II requires monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017, until fully repaid on May 12, 2022 or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The note is collateralized by cannabis equity securities owned by Electrum.

The Company has convertible notes receivable from NeuCourt, Inc. that are recorded at the principal face amount of $50,000 and $25,000 plus accrued interest of $1,565 and $181 at December 31, 2017 and 2016, respectively. The notes bear 5% interest with $25,000 face amount maturing on November 8, 2018 and $25,000 maturing on October 25, 2019. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Notes would convert into 242,666 Conversion Shares at December 31, 2017. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Long-lived assets impairment assessment

In accordance with the FASB Accounting Standards Codification (“ASC”) 350, we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 per year through 2026. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years, vehicles and trailers, five years.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014 and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2017 and December 31, 2016.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company records revenue under each contract once persuasive evidence of an agreement exists, delivery has occurred, or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Service fees are generated by WCI for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed. Consulting revenue is recognized at the time the related services are provided as specified in the related consulting agreements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Basic and diluted income (loss) per common share

We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,400,000 and 8,900,000 as of December 31, 2017 and 2016, respectively. There were 0 and 4,500 potentially dilutive shares outstanding at December 31, 2017 and 2016, respectively.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2017 and 2016, nor were any interest or penalties accrued as of December 31, 2017 and 2016. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $48,809 and $17,534 for the years ended December 31, 2017 and 2016, respectively.

Fair value measurements

The Company adopted ASC 820 which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Recent Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

Recent Accounting Standards (continued)

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five-step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing reporting.

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new guidance will be effective for us at the beginning of fiscal year 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Note 3 – Cash in attorney trust accounts

At December 31, 2017 and 2016, the Company has $314,536 and $0 held in attorney trust accounts. The accounts do not bear interest and the Company may withdraw funds any time at its discretion.

Note 4 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following at December 31, 2017 and 2016:

	2017	2016
Prepaid insurance	$5,005	$3,784
Prepaid Legal	12,000	-
Other prepaid costs	27,107	39,079
	$44,112	$42,863

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 5 – Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment

The Company entered into an agreement with Bhang Chocolate Company, Inc., the predecessor in interest to Bhang Corporation (together “Bhang”), effective February 28, 2014. As part of that agreement, which was ultimately rescinded, Mentor delivered $1,500,000 to Bhang which Bhang refused to return following rescission of the agreement. Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. The judgment accrued interest at the rate of 10% from December 29, 2016 until November 20, 2017, when the parties stipulated to payment terms.

On January 23, 2018, the Company received a net payment of $1,758,949 in satisfaction of the judgment and 117,000 shares of Mentor common stock, originally sold to two Bhang shareholders, were returned to Mentor in exchange for a payment of $286,719, which was offset from the accrued judgment of $2,045,668, see Note 26. Receipt of Common Stock returned by the Bhang shareholders is accounted for as a reduction of outstanding Common Stock and reduction to the Receivable from Bhang Chocolate Company by the original purchase price of $228,150 upon their receipt by Mentor in January 2018, see Note 26.

The Company collected and recognized $55,585 of interest income in the quarter ended September 30, 2017. In the fourth quarter of 2017, at the time the parties stipulated to payment terms, $540,521 of interest income was recognized on the judgement. At December 31, 2016, accrued interest was fully reserved pending the Company’s ability to collect on the judgement.

The receivable and accrued interest consists of the following at December 31, 2017 and 2016:

	2017	2016
Receivable from Bhang Chocolate Company	$1,500,000	$1,500,000
Accrued interest	540,521	422,588
Reimbursed costs	5,147	-
Sub-total	2,045,668	1,922,588
Reserve pending collection efforts	-	(422,588)
Interest payable to Bhang owners	(58,569)	-
Receivable from Bhang Chocolate Company	1,987,099	1,500,000
Current portion	(1,987,099)	-
Long term portion	$-	$1,500,000

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 6 – Investment in account receivable (continued)

The investment in account receivable is supported by an exchange agreement and consisted of the following at December 31, 2017 and 2016:

	2017	2016
Face value	$1,053,000	$1,053,000
Unamortized discount	(479,638)	(571,013)
Net balance	573,362	481,987
Current portion *	(117,000)	-
Long term portion	$456,362	$481,987

* The 2016 installment receivable was exchanged with a third party as payment for service on December 13, 2016 and therefore there is no current balance due at December 31, 2016.

For the years ended December 31, 2017 and 2016, $91,375 and $103,413 of discount amortization is included in interest income.

Note 7 - Property and equipment

Property and equipment is comprised of the following at December 31, 2017 and 2016:

	2017	2016
Computers	$29,958	$22,251
Furniture and fixtures	24,406	23,043
Machinery and vehicles	148,928	169,740
	203,292	215,034
Accumulated depreciation and amortization	(162,563)	(178,482)

Net Property and equipment	$40,729	$36,552

Depreciation and amortization expense was $15,706 and $25,762 for the years ended December 31, 2017 and 2016, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 8 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2017 and 2016:

	2017	2016
March 12, 2014 Electrum convertible note receivable including accrued interest of $0 and $6,874, respectively. The note bore interest at 10% per annum, compounded until maturity or until converted to shares of equity in Electrum. From October 12, 2015 to March 12, 2017 interest only payments were required; and from March 12, 2017 through March 12, 2022 payments of principal and interest in the amount of $2,289.83 were required. Effective June 30, 2017, the Company elected to convert the note plus accrued interest of $7,772 into equity in Electrum. *	$-	$106,874

April 28, 2017 Electrum convertible note receivable bearing interest at 10% and maturing May 12, 2022, with monthly principal and interest payments of $2,290 beginning June 12, 2017. The Company may request that any residual principal and unpaid interest be converted into an equity investment in Electrum based upon a fixed equity conversion rate of $164 per interest. The note is collateralized by cannabis equity securities owned by Electrum.	90,731	-

NeuCourt, Inc. convertible note receivable including accrued interest of $1,430 and $182 at December 31, 2017 and 2016. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. **	26,430	25,181

NeuCourt, Inc. convertible note receivable including accrued interest of $135 and $0 at December 31, 2017 and 2016. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. **	25,135	-
Total convertible notes receivable	142,296	132,055
Less current portion	(43,628)	(12,951)
Long term portion	$98,668	$119,104

* The conversion price is the Electrum Partners, LLC note balance plus any accrued interest at conversion date. The conversion percentage is (conversion price divided by (conversion price plus $1.9 million)).

** The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, each Note would today convert into 121,333 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farmalabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which was to be secured by a deed of trust on real property and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $94,164 at maturity. Should no property be selected to secure the real estate loan it will be converted to a working capital loan. The second promissory note in the amount of $380,000 was to be used for working capital and requires monthly payments of $3,505 with a balloon payment of approximately $298,185 at maturity. The two G Farma notes are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by two majority shareholders of G Farma. The Company and G Farma have executed five addenda subsequent to the original agreement.

Addendum II (the “Addendum II”) on April 28, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $480,000 and increasing the monthly payments on the working capital note to $4,427 per month. The maturity date remained the same resulting in a total balloon payment of approximately $377,095 at maturity. Addendum II also provides that if the contemplated real estate transaction or a similar transaction is not consummated the real estate note will be consolidated into the working capital note with extension of the security pledges and guarantees.

Addendum III (the “Addendum III”) on June 4, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $580,000 and increasing the monthly payments on the working capital note to $5,350 per month. The maturity date remained the same resulting in a total balloon payment of approximately $456,877 at maturity.

Addendum IV (the “Addendum IV”) on September 26, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the of the working capital note to $680,000, resulting in payments of $6,272 per month beginning November 15, 2017. The maturity date remained the same resulting in a total balloon payment of approximately $538,372 at maturity.

Addendum V (the “Addendum V”) on December 6, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the of the working capital note to $780,000, resulting in payments of $8,301 per month beginning January 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $620,708 at maturity.

The G Farma notes are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by a majority owner of G Farma. Addendum VI (the “Addendum VI”) was executed on January 17, 2018 subsequent to year-end, see Note 26.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it either (i) obtains the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. Each addendum has increased item (ii) resulting in a rate of 2.7% as of December 31, 2017 in Addendum V. This rate increased to 3.0% subsequent to year-end in Addendum VI.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement. This monthly consulting fee increased to $1,680 by Addendum II beginning with the May 15, 2017 payment, was not changed by Addendum III, increased to $1,960 by Addendum IV beginning with the November 15, 2017 payment, increased to $2,240 by Addendum V beginning with the January 15, 2018, and subsequent to year-end was increased to $2,520 by Addendum VI beginning on

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

March 15, 2018. For the years ended December 31, 2017 and 2016, $15,400 and $0 of consulting fees from G Farma is included in revenue, respectively.

Notes receivable from G Farma consists of the following at December 31, 2017:

Real estate note	$116,632
Working capital note	764,388
881,021
Less current portion	(35,445)

Long term portion of notes receivable	$845,576

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

Note 11 – Investments and fair value

We account for our financial assets in accordance with ASC 820, Fair Value Measurement. This defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The fair value measurement disclosures are grouped into three levels based on valuation factors:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect management’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 11 – Investments and fair value (continued)

Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Equity Securities	Other Investment	Contractual interest Legal Recovery	Equity Funding Agreements
Balance at December 31, 2015	$37,500	$-	$-	$55,943
Total gains or losses Included in earnings (or changes in net assets)
	(8,831)	-	-	(20,000)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	50,000
Sales	(28,669)	-	-	-
Settlements	-	-	-	(30,000)
Balance at December 31, 2016	-	-	-	55,943
Total gains or losses
Included in earnings (or changes in net assets)	(128,623)	-	600,002	-
Purchases, issuances, sales, and settlements
Purchases	1,071,902	-	-	107,771
Issuances	-	-	-	-
Sales	(754,644)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2017	$188,635	$-	$600,002	$163,714

The Company’s investment securities are presented in available-for-sale investment securities. The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at December 31, 2017 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$130,997	$1,013	$-	$132,010
OTCQB listed company stock	22,816	33,809	-	56,625
	$153,813	$34,822	$-	$188,635

At December 31, 2016 there were no investment securities held by the Company.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 11 – Investments and fair value (continued)

The portion of unrealized gains and losses for the period related to equity securities still held at December 31, 2017 and 2016 is calculated as follows:

	2017	2016
Net gains and losses recognized during the period on equity securities	$(128,623)	$-
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(163,445)	-
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$34,822	$-

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through December 31, 2017 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of December 31, 2017 and 2016, the weighted average contractual life for all Mentor warrants was 20.5 and 21.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.02 per share, respectively.

During the years ended December 31, 2017 and 2016, a total of 1,544,883 and 4,503,346 warrants were exercised, respectively. There were no warrants issued during the years ended December 31, 2017 and 2016. The intrinsic value of outstanding warrants at December 31, 2017 and 2016 was $0 and $4,275, respectively.

Subsequent to year end, on January 23, 2018, 117,000 shares of Mentor’s Common Stock purchased in 2014 through warrant exercises by two Bhang shareholders under an agreement that was ultimately rescinded, were returned to the Company (see Note 5) and the associated exercise of warrants was reversed with 98,456 Series B warrants and 29,544 Series D warrants reinstated. At this time the CEO was reallocated the 87,456 B warrants, and his D warrants were reduced by the same amount, see Notes 18 and 26.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 12 - Common Stock warrants (continued)

The following table summarizes Series B and Series D Common Stock warrants as of each period:

	Series B	Series D	B, D Total Warrants
Outstanding at December 31, 2015	4,500	12,709,736	12,714,236
Issued	-	-	-
Exercised	-	(4,503,346)	(4,503,346)
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,540,383)	(1,544,883)
Outstanding at December 31, 2017	-	6,666,007	6,666,007

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014.

The following table summarizes H warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2015	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2017	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise temporarily suspended or truncated by the Company. Warrants redemptions from February 15, 2017 through December 31, 2017 were exercised at the full redemption price. The regular and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.55 and $0.32 for the years ended December 31, 2017 and 2016, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due Mr. Billingsley from the Company which are sufficient to cover the redemption fee at December 31, 2017 and 2016.

Note 14 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2017 and 2016, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Note 15 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in July 2018. Rent expense for the years ended December 31, 2017 and 2016 were $30,240 and $28,400, respectively.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2018. Rent expense for the year ended December 31, 2017 and 2016 was $24,200 and $26,160, respectively.

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

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2017 with original or remaining terms over one year were as follows:

Years ending December 31,	Rental expense

2017	210,311
2018	158,758
2019	121,379
2020	72,769
$563,217

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 16 - Income tax

In December 2017, the Tax Cuss and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that affect the Company, most notably a reduction of the top U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on the deductibility of executive compensation and interest.

The Company and its subsidiary, WCI, are taxed as C-Corporations for federal income tax purposes. Mentor subsidiary LLCs were disregarded entities for income, therefore, MIP, Partner I, CAST, MCB and CCH taxable income or loss is reported by their respective shareholders.

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 consist of the following:

	2017	2016
Current:
Federal	$-	$-
State	9,222	10,400
	9,222	10,400
Deferred:
Federal	(632,800)	237,100
State	13,900	61,800
Change in valuation	618,900	(298,900)
Total provision (benefit)	$9,222	$10,400

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2017, the Company had approximately 6,260,000 of federal net operating loss carryforwards that begin expiring in 2032, $4,600,000 of California net operating loss carryforwards that begin expiring in 2022, and $1,630,000 of Arizona net operating loss carryforwards that begin expiring in 2027.

The income tax provision (benefit) differs from the amount computed by applying the US federal statutory tax rate of 34% to net income (loss) before income taxes for the years ended December 31, 2017 and 2016 as a result of the following:

	2017	2016
Net income (loss) before taxes	$(705,943)	$(843,341)
US federal income tax rate	34%	34%

Computed expected tax provision (benefit)	(240,021)	(286,736)
Permanent differences and other	1,501	35,696
Change in valuation	238,520	251,040
Federal income tax provision	$-	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 16 - Income tax (continued)

The significant components of deferred income tax assets as of December 31, 2017 and 2016 after applying enacted corporate income tax rates are as follows:

	2017	2016

Net Operating Losses carried forward	$1,844,200	$2,249,800
Deferred officer bonus and other	(9,500)	204,800
Valuation allowance	(1,835,700)	(2,454,600)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2013 to 2016 are subject to examination

Note 17 - Long term debt and revolving line of credit

Long term debt

Long term debt at December 31, 2017 and 2016 consists of the following:

	2017	2016
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $2,390 and $3,723 loan service fee.	$62,659	$91,488

Auto loan through Hyundai Motor Finance, interest at 2.99% per annum, monthly principle and interest payments of $878, maturing December 2018.	-	6,004

Total notes payable	62,659	97,492

Less: Current maturities	(33,854)	(28,226)
	$28,805	$69,266

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC for proceeds of $100,000 which were used to pay off WCI’s revolving line of credit with Bank of America. WCI was charged a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $2,390 and $3,723 at December 31, 2017 and 2016, respectively.

Revolving line of credit

WCI had a $75,000 unsecured revolving line of credit with Bank of America, with interest at the bank’s prime rate plus 3% due monthly. The line of credit matured on September 4, 2016 and was due November 4, 2016. On October 14, 2016, WCI paid the revolving line of credit in full.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 18 - Accrued salary, accrued retirement and related party incentive fee

As of December 31, 2017 and 2016, the Company had an outstanding liability to its Chief Executive Officer ("CEO") as follows:

	2017	2016
Accrued salaries and benefits	$780,666	$759,701
Accrued incentive fee and bonus	-	190,581
Accrued retirement and other benefits	465,744	457,079
Offset by shareholder advance	(276,929)	(368,983)
	$969,481	$1,038,378

The Company agreed to advance the CEO $944,000 against the accrued liabilities due him, in January 2014, to exercise additional warrants into shares to be used as collateral for a potential loan to the Company. The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing. After the warrants were exercised in 2014, Mr. Billingsley deposited 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan. The loan turned out to be fraudulent and the shares remained in escrow until March 28, 2016, at which time Mr. Billingsley’s shares were removed from escrow.

In January 2014, the CEO, for the benefit of the Company, allowed two Bhang shareholders to act in his stead as designees and exercise 87,456 of his Series B warrants under the agreement described in Note 5 that was ultimately rescinded. [In exchange for allowing the Bhang shareholders to exercise his lower priced Series B warrants, Mr. Billingsley was named as designee of 87,456 of the higher priced Series D warrants.] Subsequent to year end, the shares of Common Stock held by the Bhang shareholders were returned to and cancelled by Mentor and the warrants from which the shares arose were reinstated, see Note 26. On March 17, 2018, the Board approved reallocation of the reinstated 87,456 Series B warrants back to Mr. Billingsley and his holdings of warrants were concurrently decreased by 87,456 Series D warrants (although Mr. Billingsley may be designated as a Series D warrant designee at any time), see Note 26.

As approved by resolution of the Board of Director in 1998, Mr. Billingsley will be paid an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at Mr. Billingsley’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. The incentive fee expense was $175,997 and $0 for the years ended December 31, 2017 and 2016, respectively.

Note 19 – Related Party Loans

The Company borrowed $15,000 from an employee in January of 2016 at 10% interest for three months. The loan balance and accrued interest of $1,500 was repaid in April 2016. In addition, the Company’s CEO, Chet Billingsley loaned the Company $10,000 for three months with no interest. The loan from the Company’s CEO was also repaid in April 2016.

Note 20 – Patent and License Fee Facility with Larson

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 21 – Consulting Agreement with Green Vision Systems, Corp.

On September 15, 2016, the Company entered into a consulting agreement with GVS, a Puerto Rico corporation. The Company received 500,000 to-be-registered shares of GVS Common Stock. The shares were recorded as an investment at cost based on the value of consulting services provided by the Company of $50,000. For the year ended December 31, 2016, the Company recognized $20,000 of consulting fees from this investment and deferred the remaining value against future consulting services. Mentor provided consulting services with regard to GVS’s legal cultivation, manufacturing and transportation of medical cannabis products from GVS’s planned state of the art facility in Puerto Rico, as well as associated hemp farming in this tropical setting. However, in February 2017, GVS management stated that the Puerto Rico operations would be conducted through a separate entity rather than GVS and GVS was no longer seeking registration of its shares as agreed to in the Company’s consulting agreement with GVS. The GVS shares and related deferred revenue were fully impaired at December 31, 2016.

Note 22 – Liquidity Agreement for Purchase of Investor Webcast and Subsequent Termination

On April 20, 2015, the Company entered into an agreement to acquire 100% of the assets of a sole proprietorship, dba Investor Webcast, which were valued at $469,611 in exchange for 4,696 to-be-created Series B convertible preferred shares of Mentor. Mentor placed the purchased assets into Investor Webcast, LLC, a Delaware limited liability company and wholly owned subsidiary of Mentor (“CAST”). The purchase price was based on projected future earnings of CAST and discounted at 17.87% (the discount rate used for the 2015 investment in installment receivable described in Note 6).

After one year, the to-be-created Series B convertible preferred shares could be converted, in steps or in whole, into Mentor common shares. Due to Mentor’s reincorporation in Delaware, the series B convertible preferred shares had not yet been created and therefore, a convertible security was issued to the prior owner of the CAST assets which could be converted to Mentor Series B convertible preferred shares once they were created.

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

On March 1, 2016, the Company entered into a Mutual Termination Agreement and General Release in which the certain Investor Webcast – Mentor Capital Cannabis Owners Public Liquidity Agreement effective April 20, 2015 (the “Purchase Agreement”) and the Convertible Security Agreement between Mentor and the prior owner of the CAST assets were cancelled and terminated, resulting in a disposition of CAST assets and liabilities by the Company. Pursuant to Section 3 of the Purchase Agreement, the CAST owner was to receive Mentor shares according to Mentor’s conversion formula specified in the Purchase Agreement. However, the CAST business has not evolved as quickly as CAST owners expected and the result of the conversion formula was a negative number less than zero at the time of the termination. Therefore, the parties by mutual consent dissolved their relationship.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 22 – Liquidity Agreement for Purchase of Investor Webcast and Subsequent Termination (continued)

The prior owner of the CAST assets received assets valued at $7,408, assumed liabilities of $7,063 as follows:

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

Note 23 – Commitments and contingencies

On December 29, 2016, Mentor obtained a judgment in the amount of $1,921,535 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California related to an action filed by Mentor on August 11, 2014 seeking rescission of the February 28, 2014 co-operative funding agreement with Bhang Corporation (“Bhang Agreement”) and return of the $1,500,000 paid by the Company to Bhang. The judgment accrued interest at the rate of 10% from December 29, 2016 until November 20, 2017, when the parties agreed to stipulated payment terms. Collections of $55,585 received in the quarter ended September 30, 2017 were applied against accrued interest and, in addition, the associated reserve pending collections was reduced and interest income of $55,585 was recognized during the quarter.

Subsequent to year-end, on January 23, 2018, the Company received a net payment of $1,758,949 in satisfaction of the judgement and 117,000 shares of Mentor common stock, originally sold to two Bhang founders, were returned to Mentor in exchange for a payment of $286,719, which was offset from the accrued judgment of $2,045,668, see Note 5 and 26. The Company also collected and recognized $55,585 of interest income in the quarter ended September 30, 2017. In the fourth quarter of 2017, at the time the parties agreed to stipulated payment terms, $540,521 of interest income was recognized on the judgement. At December 31, 2016, the likelihood of collecting interest was not known, therefore accrued interest receivable from Bhang was fully reserved at December 31, 2016, pending the outcome of collection efforts.

Mentor accounted for the return of the shares from the Bhang owners as a capital transaction subsequent to year-end when the physical shares were received by Mentor and cancelled through our stock transfer agent, see Note 26.

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The 75,000 shares at issue were returned to Mentor as a part of the Bhang settlement above. On December 21, 2017, the plaintiffs filed a motion to dismiss their complaint with prejudice which was granted on January 25, 2018. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice, see Note 26.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 24 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment which includes the receivable from Bhang, the fair value of securities investment in GW Pharmaceuticals plc (GWPH) stock, Investment in Kush Bottles, Inc (KSHB) stock, the equity investment in Electrum, convertible notes receivables from Electrum and NeuCourt, the notes receivable from GFarma, the contractual interest in the G Farma legal recovery, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
2017
Net sales	$15,400	$3,167,300	$-	$3,182,700
Operating income (loss)	(17,414)	130,066	(1,323,163)	(1,210,511)
Interest income	49,664	5	687,915	737,584
Interest expense	-	19,429	54,033	73,462
Total assets	3,906,978	1,168,171	2,588,785	7,663,934
Property additions	-	6,622	13,815	20,437
Depreciation and amortization	-	11,123	4,583	15,706

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
2016
Net sales	$20,450	$2,740,187	$608	$2,761,245
Operating income (loss)	(50,043)	34,485	(880,416)	(895,974)
Interest income	10,958	1	103,877	114,836
Interest expense	-	17,275	23,350	40,625
Total assets	1,632,055	1,119,407	2,627,137	5,378,599
Property additions	-	29,210	1,029	30,239
Depreciation and amortization	295	21,752	3,715	25,762

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2017 and 2016, as presented in the consolidated income statements:

	2017	2016
Operating loss	$(1,210,511)	$(895,974)
Interest income	737,584	114,836
Interest expense	(73,462)	(40,625)
Realized gain (loss) on investments	(164,590)	(42,289)
Gain (loss) on equipment disposals	-	11,568
Other income	5,036	9,143
Income before income taxes	$(705,943)	$(843,341)

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 25 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31 were as follows:

	2017	2016
Marketable securities
Beginning balance	$-	$(12,563)
Gains (losses) on available for sale securities	34,822	-
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	34,822	-

(Gains) Losses reclassified from AOCI to net income	-	12,563
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to net income	-	12,563
Other comprehensive income (loss), net of tax	34,822	12,563
Ending balance	$34,822	$-

Note 26 - Subsequent events

From January 1, 2018 through the March 15, 2018, the Company raised $607,098 from the exercise of warrants into Common Stock and $0 from warrant redemption fees.

The Company entered into Addendum VI with G Farma on January 17, 2018, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $880,000, resulting in payments of $9,223 per month beginning February 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $703,874 at maturity. See Note 9.

On January 23, 2018 the Company received a net payment on the Bhang judgement receivable at December 31, 2017 of $1,758,949 representing $2,045,668 for satisfaction of the judgement amount, accrued interest and reimbursed costs less $286,719 withheld for payment to two Bhang shareholders for return of 117,000 shares of Mentor Common Stock originally purchased for $228,150, plus interest. The payment and cost of Mentor Common Stock returned represents collection of the $1,987,099 Receivable from Bhang Chocolate Company at December 31, 2017.

The returned Mentor Common Stock is accounted for on January 23, 2018 as a reduction of the Receivable from Bhang Chocolate Company and reduction of outstanding Common Stock, see Note 5. The Bhang shareholders purchased the 117,000 shares of Common Stock in 2014 through the designation and exercise of 87,456 Series B warrants, exercisable at $0.11 plus $0.10 warrant redemption fee per warrant, and 29,544 Series D warrants, exercisable at $7.00 plus a $0.10 redemption fee per warrant, for an average exercise price of $1.95 per share, including the $0.10 warrant redemption fee. Upon return of such shares, the Company treated this as reduction of outstanding shares of Common Stock and reinstated the original warrants designated and exercised by the Bhang shareholders. In 2014, at the time the Bhang shareholders were designated as designees to exercise the warrants, Mr. Billingsley was also attempting to exercise warrants into shares of Mentor Common Stock to be used as collateral for a potential loan to the Company. Because the Series B warrants, exercisable at $0.11 per warrant, were offered to the two Bhang shareholders, they were not available to Mr. Billingsley. Instead of the Series B warrants Mr. Billingsley exercised 87,456 of his Series D warrants at $1.60 per warrant to obtain the necessary shares to collateralize the loan. Subsequent to year end, on January 23, 2018, the 117,000 shares of Mentor common stock exercised by the Bhang shareholders through Series B and Series D warrants were returned to the Company (see Note 5) and the associated exercise of warrants was reversed with 87,456 Series B warrants and 29,544 Series D warrants being reinstated.

On March 17, 2018, the Board approved reallocation of recently reinstated 87,456 Series B warrants to Mr. Billingsley to compensate him for the increased costs he incurred in exercising 87,456 Series D warrants in 2014. Mr. Billingsley’s holdings of Series D warrants were reduced by 87,456 warrants (though Mr. Billingsley could become a Series D warrant designee at any time), see Notes 12 and 26.

On January 25, 2018, the complaint against Mentor in the United States District Court for the District of Utah was dismissed with prejudice. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice. This complaint related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale to which Mentor was not a party. See Note 23.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 26 - Subsequent events (continued)

In January and February 2018, Mentor contributed $800,000 of capital to its wholly owned subsidiary, Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, see Note 1.

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC under a Master Equipment Lease Agreement dated February 11, 2018, see Note 26.