Form 10-Q
period 2018-03-31
Mentor Capital, Inc.
filed 2018-05-11
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 4, 2018, there were 23,076,676 shares of Mentor Capital, Inc.’s common stock outstanding.

1

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

2

MENTOR CAPITAL, INC.

3

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$2,655,082	$834,190
Cash in attorney trust account	-	314,536
Receivable – Bhang Corporation, current	-	1,987,099
Investment in securities, at fair value	238,610	188,635
Deposits on equipment	588,455	-
Accounts receivable, net	440,307	444,798
Investment in accounts receivable, current portion, net of discount	52,796	117,000
Notes receivable, current portion	36,860	35,445
Convertible notes receivable, current portion	44,388	43,628
Net finance leases receivable, current portion	15,725	-
Prepaid expenses and other current assets	51,888	44,112
Employee advances and other receivable	28,540	13,683

Total current assets	4,152,651	4,023,126

Property and equipment
Property and equipment	200,747	203,292
Accumulated depreciation and amortization	(161,919)	(162,563)

Property and equipment, net	38,828	40,729

Other assets
Investment in account receivable, net of discount and current portion	418,518	456,362
Convertible notes receivable, net of current portion	94,402	98,668
Net finance leases receivable, net of current portion	129,169	-
Notes receivable, net of current portion	938,886	845,576
Contractual interest in legal recovery	600,002	600,002
Deposits	9,575	9,575
Long term investments	107,772	163,714
Goodwill	1,426,182	1,426,182

Total other assets	3,724,506	3,600,079

Total assets	$7,915,985	$7,663,934

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 4 -

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,315	$60,260
Accrued expenses	222,577	224,921
Deferred revenue	16,460	-
Current portion of long term debt	34,790	33,854

Total current liabilities	332,142	319,035

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	977,578	969,481
Long term debt, net of current portion	20,080	28,805

Total long-term liabilities	997,658	998,286

Total liabilities	1,329,800	1,317,321

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,076,676 and 22,814,283 shares issued
and outstanding at March 31, 2018 and December 31, 2017	2,308	2,281
Additional paid in capital	12,948,501	12,560,619
Accumulated deficit	(6,180,859)	(6,063,977)
Accumulated other comprehensive income (loss), net of tax	-	34,822
Non-controlling interest	(183,765)	(187,132)

Total shareholders' equity	6,586,185	6,346,613

Total liabilities and shareholders' equity	$7,915,985	$7,663,934

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 5 -

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue
Service fees	$855,671	$738,144
Lease equipment sales	152,404	-
Finance lease revenue	1,124	-
Consulting revenue	7,000	-

Total revenue	1,016,199	738,144

Cost of sales	670,492	474,248

Gross profit	345,707	263,896

Selling, general and administrative expenses	565,778	648,290

Operating income (loss)	(220,071)	(384,394)

Other income and (expense)
Interest income	39,067	28,294
Interest expense	(4,128)	(4,050)
Gain (loss) on investments	51,591	(81,566)
Other income (expense)	-	500

Total other income and (expense)	86,530	(56,822)

Income (loss) before provision for income taxes	(133,541)	(441,216)

Provision for income taxes	12,050	7,400

Net income (loss)	(145,591)	(448,616)

Gain (loss) attributable to non-controlling interest	6,113	11,560

Net income (loss) attributable to Mentor Capital	$(151,704)	$(460,176)

Basic and diluted net income (loss) per common share:
Basic and diluted	$(0.007)	$(0.021)

Weighted average number of shares of common stock outstanding:
Basic and diluted	23,011,078	21,538,779

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 6 -

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(145,591)	$(448,616)

Other comprehensive income (loss):

Reclassification of unrealized gains on investments
in equity securities to retained deficit	34,822	-

Comprehensive income	$(110,769)	$(448,616)

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 7 -

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(145,591)	$(448,616)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	4,300	3,948
Bad debt expense	26,969	2,899
Amortization of discount on investment in account receivable	(14,952)	(23,601)
Gain on sale of investment in BDH	(53,058)	-
Increase in accrued of investment interest income	(634)	(1,934)
Loss on investment in securities, at fair value	1,466	81,566
Decrease (increase) in operating assets
Cash in attorney trust account	314,536	-
Accounts receivable - trade	(22,478)	28,040
Prepaid expenses and other current assets	(7,776)	(9,962)
Employee advances	(14,856)	700
Deposits on equipment	(588,455)	-
Increase (decrease) in operating liabilities
Accounts payable	(1,945)	4,728
Accrued expenses	(2,344)	(3,195)
Deferred revenue	16,460	-
Accrued salary, retirement and benefits - related party	8,097	251,487

Net cash provided by (used by) operating activities	(480,261)	(113,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	1,987,099	-
Purchase of investment securities	(51,441)	(1,049,086)
Proceeds from convertible notes receivable	4,140	-
Cash advanced on notes receivable	(100,000)	(500,000)
Proceeds from notes receivable	5,274	-
Investment in finance leases receivable	(153,197)	-
Payments received on finance leases receivable	8,303	-
Purchases of property and equipment	(2,399)	-
Proceeds from sale of investment in BDH	109,000	-
Proceeds from investment in receivable	117,000	-

Net cash provided by (used by) investing activities	1,923,779	(1,549,086)

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 8 -

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$387,909	$2,104,748
Payments on long-term debt	(7,789)	(9,865)
Non-controlling interest distribution	(2,746)	(982)

Net cash provided by (used by) financing activities	377,374	2,093,901

Net change in cash	1,820,892	430,875

Beginning cash	834,190	1,311,338

Ending cash	$2,655,082	$1,742,213

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$3,449	$4,113

Cash paid for income taxes	$4,670	$8,800

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shareholder assumption of warrant liability resulting in
increased liability to shareholder	$-	$(75,490)

Contractual interest in legal recovery purchased through
issuance of 222,223 shares of restricted common
stock in a private offerings	$-	$500,002

Investment in Green Vision Systems, Corp common
stock received from consulting services	$-	$50,000

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 9 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 1 - Nature of operations

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.  The entity was originally founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994.  On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses.  On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware.  A shareholder approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (collectively referred to as “Bhang”), which was ultimately rescinded.  Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California.  The judgment was comprised of $1,500,000 invested by Mentor into Bhang plus pre-judgment interest in the amount of $421,535.  The judgment accrued post-judgment interest at the rate of 10% from December 29, 2016 through November 20, 2017, when the parties agreed to stipulated payment terms.  The receivable from Bhang at December 31, 2017 includes $1,500,000 of principal plus accrued interest of $540,521 and reimbursed costs of $5,147, less $58,569 interest due to two Bhang shareholders for shares of Mentor Common Stock which were returned to the Company in January 2018 per the stipulated agreement.  The judgment was paid in full in January 2018, see Notes 5.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor.  MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. Larson and Larson Capital (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents.  See Note 21.

On April 13, 2017 Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD.  Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study.  Dr. Mandelkorn will hold the remaining 20%.

On June 30, 2017, the Company converted its original $100,000 convertible promissory note to Electrum Capital Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interests, representing approximately 4.51% interest in Electrum at December 31, 2017.  The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at March 31, 2018 and December 31, 2017, see Note 14.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 10 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 1 - Nature of operations (continued)

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The outstanding balance on Note II at March 31, 2018 and December 31, 2017 was $86,591 and $94,806, respectively, see Note 8.

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing.  For the period of inception to December 31, 2017 there were no operations.  In January and February 2018, Mentor contributed $800,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018.

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing.  On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018.

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements and related notes include the activity of majority owned subsidiaries of 51% or more.  The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Financial Instruments - As of January 1, 2018, we adopted ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01), which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recognized a decrease of $34,822 in retained deficit for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (AOCI).

Revenue Recognition – As of January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Leasing revenue recognition is specifically excluded and therefore the new standard is only applicable to service fee and consulting revenue.  A five-step model has been introduced for an entity to apply when recognizing revenue.  The new guidance also includes enhanced disclosure requirements.  The guidance was effective January 1, 2018 and was applied on a modified retrospective basis.  The adoption did not have an impact on our financial statements.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 11 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Recent Accounting Standards (continued)

Lease Accounting - In February 2016, the FASB issued ASU No. 2016-2, “Leases” (ASU 2016-02) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months.  The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new guidance will be effective for us at the beginning of fiscal year 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

We also adopted the following standards during 2018, none of which had a material impact on our financial statements or financial statement disclosures

Standard		Effective date
2017-08	Nonrefundable Fees and Other costs – Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows – Restricted Cash	January 1, 2018
2016-16	Income Taxes – Intra Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Segment reporting

The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment, including leasing activities relating to manufacturing equipment, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2018 and December 31, 2017.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 12 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Cash in attorney trust account

The Company had $0 and $314,536 in two attorney trust accounts at March 31, 2018 and December 31, 2017, respectively.  The balances could be withdrawn at the option of the Company and did not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a monthly basis.  The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2018 and December 31, 2017, the Company has recorded an allowance for doubtful accounts in the amount of $22,584 and $73,105, respectively.

Investments in securities, at fair value

Investment in securities consist of debt and equity securities reported at fair value.  The Company adopted ASU 2016-1 effective January 1, 2018 which requires that any change in fair value is reported in net income.  The adoption of the guidance resulted in the recognition of $34,822 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased our retained deficit as of January 1, 2018 and decreased AOCI by the same amount.  The Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net.

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

Convertible notes receivable

The Company has a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017.  Under the Addendum, the Company invested $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly.  Note II requires monthly principal and interest payments of $2,290 to the Company from June 12, 2017, until fully repaid on May 12, 2022 or until the Company requests that the residual principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest.  The note is collateralized by cannabis equity securities owned by Electrum.

The Company has two convertible notes receivable from NeuCourt, Inc. that are recorded at the aggregate principal face amount of $50,000 plus accrued interest of $2,199 and $1,565 at March 31, 2018 and December 31, 2017, respectively.  The notes bear 5% interest with one $25,000 principal face amount note maturing on November 8, 2018 and a second $25,000 principal face amount note maturing on October 25, 2019.  No payments are required prior to maturity.  Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note.  The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares.  The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 13 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable (continued)

obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.  Using the valuation cap of $3,000,000, the Notes would convert into 242,666 Conversion Shares at March 31, 2013 and December 31, 2017.  In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.  NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Finance leases receivable

The Company, through its subsidiaries, is the lessor of manufacturing equipment subject to leases under a master leasing agreement. The leases contain an element of dealer profit and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options.  Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at inception of the applicable lease.

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.  There were no impaired finance receivables as of March 31, 2018.  There were no finance leases receivable at December 31, 2017.

Credit quality of notes receivable and finance leases receivable and credit loss reserve

As our notes receivable and finance leases receivable are limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics.  Our management does not use a system of assigning internal risk ratings to each of our receivables.  Rather, each note receivable and finance lease receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants.  A note receivable or finance lease receivable will be categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments.  As part of the monitoring process we may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

Property and equipment

Property, equipment and machinery are recorded at cost.  Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property ranging from 3 to 7 years.

Expenditures for renewals and betterments are capitalized and maintenance and repairs are charged to expense.  Upon retirement or sale, the cost of assets disposed, and the accumulated depreciation is removed from the accounts.  The resulting gain or loss is credited or charged to income.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 14 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI.  The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2018 and December 31, 2017.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue Recognition” and FASB ASC Topic 840, Leases.  Revenue is reported net of any related sales tax.

Service fees generated by WCI are for monthly services performed to reduce customer’s operating costs.  Service fees are invoiced and recognized as revenue in the month services are performed.

For each finance lease, the Company recognized as a gain or loss the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at inception of the applicable lease.  At lease inception we capitalize the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

Revenue from consulting agreements is recognized at the time the related services are provided as specified in the consulting agreements.

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

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 15 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,100,000 and 7,400,000 as of March 31, 2018 and December 31, 2017, respectively.  There were 87,456 and 4,500 potentially dilutive shares outstanding at March 31, 2018 and December 31, 2017, respectively.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the three months ended March 31, 2018 and 2017, nor were any interest or penalties accrued as of March 31, 2018 and December 31, 2017.  To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion costs for the three months ended March 31, 2018 and 2017 were $1,158 and $1,847, respectively.

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

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 16 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

The fair value of investment securities is based on quoted market prices in active markets.

The fair value of the investment in account receivable is based on the net present value of calculated interest and principle payments.  The carrying value approximates fair value as interest rates charged are comparable to market rates for similar investments.

Fair value measurements (continued)

The fair value of notes receivable and finance leases receivable is based on the net present value of calculated interest and principle payments.  The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes and leases.

The fair value of long-term notes payable is based on the net present value of calculated interest and principle payments.  The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on market rates.

Note 3 - Cash in attorney trust account

At March 31, 2018 and December 31, 2017, the Company had $0 and $314,536 held in two attorney trust accounts.  The accounts did not bear interest and the Company could withdraw funds any time at its discretion.

Note 4 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2018	December 31, 2017
Prepaid health insurance	$5,005	$5,005
Prepaid legal	3,500	12,000
Other prepaid costs	43,383	27,107
	$51,888	$44,112

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

On January 23, 2018, the Company received a net payment of $1,758,949 in satisfaction of the judgment and 117,000 shares of Mentor common stock, originally sold to two Bhang shareholders, were returned to Mentor in exchange for a payment of $286,719 to the two Bhang shareholders, which was offset from the judgment of $2,045,668.  Receipt of Common Stock returned by the Bhang shareholders was accounted for as a reduction of outstanding Common Stock and reduction to the Receivable from Bhang Chocolate Company by the original purchase price of $228,150 upon their receipt by Mentor in January 2018.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 17 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 5 - Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment (continued)

The receivable and accrued interest consisted of the following:

	March 31, 2018	December 31, 2017
Receivable from Bhang Chocolate Company	$-	$1,500,000
Accrued interest	-	540,521
Reimbursed costs	-	5,147
Sub-total	-	2,045,668
Reserve pending collection efforts	-	-
Interest payable to Bhang owners	-	(58,569)
Receivable from Bhang Chocolate Company	-	1,987,099
Current portion	-	(1,987,099)
Long term portion	$-	$-

Note 6 - Investment in account receivable

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

	March 31, 2018	December 31, 2017
Face value	$936,000	$1,053,000
Unamortized discount	(464,686)	(479,638)
Net balance	471,314	573,362
Current portion	(52,796)	(117,000)
Long term portion	$418,518	$456,362

For the three months ended March 31, 2018 and 2017, $14,952 and $23,601 of discount amortization is included in interest income, respectively.

Note 7 - Property and equipment

Property and equipment is comprised of the following:

	March 31, 2017	December 31, 2016
Computers	$27,413	$29,958
Furniture and fixtures	24,406	24,406
Machinery and vehicles	148,928	148,928
	200,747	203,292
Accumulated depreciation and amortization	(161,919)	(162,563)

Net Property and equipment	$38,828	$40,729

Depreciation and amortization expense was $4,300 and $3,948 for the three months ended March 31, 2018 and 2017, respectively.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 18 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 8 - Convertible notes receivable

Convertible notes receivable consists of the following:

	March 31, 2018	December 31, 2017
April 28, 2017 Electrum convertible note receivable bearing interest at 10% and maturing May 12, 2022, with monthly principal and interest payments of $2,290 beginning June 12, 2017. The Company may request that any residual principal and unpaid interest be converted into an equity investment in Electrum based upon a fixed equity conversion rate of $164 per interest. The note is collateralized by cannabis equity securities owned by Electrum.	$86,591	$90,731

NeuCourt, Inc. convertible note receivable including accrued interest of $1,757 and $1,430 at March 31, 2018 and December 31, 2017.  The note bears interest at 5% per annum and matures November 8, 2018.  Principal and accrued interest are due at maturity.  Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	26,757	26,430

NeuCourt, Inc. convertible note receivable including accrued interest of $442 and $135 at March 31, 2018 and December 31, 2017. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	25,442	25,135
Total convertible notes receivable	138,790	142,296
Less current portion	(44,388)	(43,628)
Long term portion	$94,402	$98,668

*

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

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 19 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation.  Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022.  The first promissory note in the amount of $120,000 is for the purchase of real estate, which is to be secured by a deed of trust on real property and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $94,164 at maturity.  Should no property be selected to secure the real estate loan it will be converted to a working capital loan.  The second promissory note in the amount of $380,000 was to be used for working capital and requires monthly payments of $3,505 with a balloon payment of approximately $298,185 at maturity.  The two G Farma notes are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by two majority shareholders of G Farma.  The Company and G Farma have executed five addenda subsequent to the original agreement.

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

Addendum VI (the “Addendum VI”) on January 17, 2018, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $880,000, resulting in payments of $9,223 per month beginning February 15, 2018.  The maturity date remained the same resulting in a total balloon payment of approximately $703,874 at maturity.

The G Farma notes are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by a majority owner of G Farma.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it either (i) obtains the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis.  Each addendum has increased item (ii) resulting in a rate of 3.0% as of March 31, 2018.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement.  This monthly consulting fee increased to $1,680 by Addendum II beginning with the May 15, 2017 payment, was not changed by Addendum III, increased to $1,960 by Addendum IV beginning with the November 15, 2017 payment, increased to $2,240 by Addendum V beginning with the January 15, 2018 payment, and increased to $2,520 by Addendum VI beginning on March 15, 2018.  For the three months ended March 31, 2018 and 2017, $7,000 and $0 of consulting fees from G Farma is included in revenue, respectively.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 20 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

Notes receivable from G Farma consists of the following:

	March 31, 2018	December 31, 2017
Real estate note	$115,469	$116,632
Working capital note	857,224	764,389
Accrued interest	3,054	-
	975,747	881,021
Less current portion	(39,860)	(35,445)

Long term portion of notes receivable	$935,887	$845,576

Note 10 - Finance leases receivable

On January 16, 2018, Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and GFarma Brands, Inc.  (the “GFarma Entities”) dated January 16, 2018.  Partner I acquired and delivered manufacturing equipment as determined by GFarma Entities under sales-type finance leases. The Company recorded equipment sales revenue of $152,404 for the three months ended March 31, 2018.  At March 31, 2018, all leased equipment under the finance leases receivable is located in California.

The net investment included in finance leases at March 31, 2018 are as follows:

March 31, 2018
Gross minimum lease payments receivable	$207,994
Less: unearned interest	(63,100)
Finance leases receivable	144,894
Less current portion	(15,725)
Long term portion	$129,169

There were no finance leases receivable at December 31, 2017.

At March 31, 2018, minimum future payments receivable under finance leases were as follows:

12 months ending
March 31,
2019	$15,725
2020	17,215
2021	19,139
2022	21,279
2023	23,659
Thereafter	47,877
$144,894

We review the finance leases receivables by individual account to determine expected collectability.  The allowance for credit losses is an estimate of the losses inherent in our finance receivables taking into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  No allowance is recorded at March 31, 2018.

The Company records prepayments on leases as a liability under deferred revenue.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 21 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

[Discussion of MP II lease to Pueblo West?]

Note 11 - Deposits on manufacturing equipment purchases

At March 31, 2018 and December 31, 2017, Partner I had deposits with manufacturing equipment suppliers in the amount of $412,055 and $0, respectively, for equipment that will be leased by the G Farma Entities in California once the equipment is delivered.  Subsequent to March 31, 2018, an additional $204,001 was deposited with suppliers for manufacturing equipment, see Note 25.

At March 31, 2018 and December 31, 2017, Partner II has deposits for manufacturing equipment with one supplier in the amount of $176,400 and $0, respectively, for equipment that will be leased by Pueblo West in Colorado.

Note 12 - Contractual interest in legal recovery

On March 22, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002.  Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for a purchase price of $100,000.  The combined total purchase of $600,002 is to be paid as follows:  (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017 against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) The Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

Note 13 - Concentration of credit risk

The Company has a significant portion of its assets invested in G Farma Entities.  These investments include the notes receivable described in Note 9, the finance leases receivable described in Note 10, and the contractual interest in legal recovery described in Note 12.  At March 31, 2018 and December 31, 2017, these assets represent 22% and 19% of the consolidated total assets of the Company, respectively.

The Company closely monitors each investment quarterly based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  No impairments or reserves are recorded at March 31, 2018 or December 31, 2017 for these investments.

Note 14 - Investments and fair value

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

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 22 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 14 - Investments and fair value (continued)

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities	Other investment	Equity Options	Other Equity Investments
Balance at December 31, 2016	$-	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(128,623)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,071,902	-	-	107,771
Issuances	-	-	-	-
Sales	(754,644)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2017	188,635	-	-	163,714
Total gains or losses
Included in earnings (or changes in net assets)	(1,466)	-	-	53,057
Purchases, issuances, sales, and settlements
Purchases	51,441	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	(108,999)
Settlements	-	-	-	-
Balance at March 31, 2018	$238,610	$-	$-	$107,772

The Company’s investment securities are presented in available-for-sale investment securities.  The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at March 31, 2018 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$130,997	$-	$(18,327)	$112,670
OTCQB listed company stock	74,257	51,683	-	125,940
	$205,254	$51,683	$(18,327)	$238,610

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 23 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 14 - Investments and fair value (continued)

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2017	2016
Net gains and losses recognized during the period on equity securities	$(1,466)	$(81,566)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(1,466)	$(81,566)

Note 15 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called and all Series A, and C warrants have been exercised.  All Series B warrants were exercised at December 31, 2017 however, on January 23, 2018, 117,000 shares of Mentor’s Common Stock purchased in 2014 through warrant exercises by two Bhang shareholders under an agreement that was ultimately rescinded, were returned to the Company (see Note 5) and the associated exercise of warrants was reversed with 87,456 Series B warrants and 29,544 Series D warrants reinstated.   The warrant holders have a minimum of 30 calendar days during which to exercise their warrants once they are called. However, the Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series D warrants.  The Company may lower the exercise price of all or part of a warrant series at any time.  Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price.  The warrants are specifically not affected and do not split with the shares in the event of a reverse split.  If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 16.  All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization in order to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant.  Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not recorded an accounting impact as the result of such change in exercise prices.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 24 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 15 - Common stock warrants (continued)

All Series A and Series C warrants were exercised by December 31, 2014.  Exercise prices in effect at January 1, 2015 through March 31, 2018 for Series B warrants were $0.11 and Series D warrants were $1.60.  In March 2014, as part of a since rescinded transaction, 87, 456 Series B warrants were exercised.  In April 2017, the remaining 4,500 Series B warrants were exercised.  In January 2018, following return of the shares purchased under the rescinded transaction, 87,456 of the Series B warrants were reinstated.  As of March 31, 2018, 87,456 Series B warrants remain outstanding.

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

As of March 31, 2018, and December 31, 2017 the weighted average contractual life for all Mentor warrants was 20.3 years and 20.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the three months ended March 31, 2018 and 2017, a total of 379,436 and 1,359,218 warrants were exercised, respectively. There were no warrants issued during the periods ended March 31, 2018 and 2017.  In the period ended March 31, 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated, see Note 5.  The intrinsic value of outstanding warrants at March 31, 2018 and December 31, 2017 was $79,585 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,540,383)	(1,544,883)
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated (see Note 5)	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(379,436)	(379,436)
Outstanding at March 31, 2018	87,456	6,316,115	6,403,571

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009.  Series E, F and G warrants were exercised in 2014.  The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2018	689,159

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 25 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 15 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end.  The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise temporarily suspended or truncated by the Company.  Redemptions for the three months ended March 31, 2018 were for Series D Warrants at their full redemption price of $1.60.  On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000.  For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054.  Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. The regular and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.55 for the year ended December 31, 2017.

Note 16 - Warrant redemption liability

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

Once the D warrants have been fully redeemed and exercised the fees for the D warrant series will likewise be distributed.  The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs.  Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due Mr. Billingsley from the Company which are sufficient to cover the redemption fee at March 31, 2018 and December 31, 2017.

Note 17 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015.  There are 75,000,000 authorized shares of Common Stock at $0.0001 par value.  The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 26 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 17 - Stockholders’ equity (continued)

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time.  As of March 31, 2018, and December 31, 2017, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Note 18 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in July 2018.  Rent expense for the three months ended March 31, 2018 and 2017 was $7,770 and $7,350, respectively.

WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space under an operating lease expiring in January 2020.  Rent expense for the three months ended March 31, 2018 and 2017 was $6,660 and $4,422, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2020. Vehicle lease expense of $50,307 and $43,381 is included in cost of sales in the condensed consolidated income statement for the three months ended March 31, 2018 and 2017, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 27 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 18 - Lease commitments (continued)

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of March 31, 2018 with original or remaining terms over one year were as follows:

12 months ending	Rental
March 31,	expense
2019	$208,132
2020	151,005
2021	114,616
2022	47,645
$521,398

Note 19 - Long term debt

Long term debt

Long term debt consists of the following:

	March 31, 2018	December 31, 2017
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $2,057 and $2,390 unamortized loan service fee, respectively.	$54,870	$62,659

Total notes payable	54,870	62,659

Less: Current maturities	(34,790)	(33,854)

	$20,080	$28,805

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC which required a $4,000 loan service fee that is being amortized as additional interest over the life of the loan on a straight line basis.

Note 20 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to Mr. Billingsley, its Chief Executive Officer ("CEO"), as follows:

	March 31, 2018	December 31, 2017

Accrued salaries and benefits	$786,598	$780,666
Accrued retirement and other benefits	467,909	465,744
Offset by shareholder advance	(276,929)	(276,929)
	$977,578	$969,481

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 28 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 20 - Accrued salary, accrued retirement and incentive fee - related party (continued)

In January 2014, the Company agreed to advance the CEO $944,000 against the accrued liabilities due him to exercise additional warrants into shares to be used as collateral for a potential loan to the Company.  The warrant exercise was a cashless transaction made solely for the benefit of the Company in its efforts to obtain financing.  After the warrants were exercised, the CEO put 100% of his shares owned, 5,000,486 shares, in an escrow which was to guarantee the potential loan.  The potential loan was mutually rescinded in conjunction with the lender on June 12, 2014, and the shares remained in escrow until March 28, 2016, at which time the CEO’s shares were removed from escrow.

In January 2014, the CEO, for the benefit of the Company, allowed two Bhang shareholders to act in his stead as designees and exercise 87,456 of his Series B warrants under the agreement described in Note 5 that was ultimately rescinded. In exchange for allowing the Bhang shareholders to exercise his lower priced Series B warrants, Mr. Billingsley was named as designee of 87,456 of the higher priced Series D warrants. In January 2018, the shares of Common Stock held by the Bhang shareholders were returned to and cancelled by Mentor and the warrants from which the shares arose were reinstated, see Notes 5 and 15.  On March 17, 2018, the Board approved reallocation of the reinstated 87,456 Series B warrants back to Mr. Billingsley and his holdings of warrants were concurrently decreased by 87,456 Series D warrants (although Mr. Billingsley may be designated as a Series D warrant designee at any time).

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option.  The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000.  The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy.  The incentive fee expense was $0 and $175,997 for the three months ended March 31, 2018 and 2017, respectively.

Note 21 - Patent and License Fee Facility with Larson

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

Note 22 - Commitments and contingencies

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

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 29 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 22 - Commitments and contingencies (continued)

On January 23, 2018, the Company received a net payment of $1,758,949 in satisfaction of the judgement and 117,000 shares of Mentor common stock, originally sold to two Bhang founders, were returned to Mentor in exchange for a payment of $286,719, which was offset from the accrued judgment amount of $2,045,668, see Note 5.

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

Note 23 - Segment Information

The Company is operating an acquisition and investment business.  Majority owned subsidiaries of 51% or more are consolidated.  The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the receivable from Bhang of $1,500,000, the fair value of securities investment in GW Pharmaceuticals plc (GWPH) stock, the equity investment in Electrum, convertible notes receivables and accrued interest from Electrum and NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, finance leases to G Farma and Pueblo West, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.  The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
Three months ended March 31, 2018
Net sales	$160,528	$855,671	$-	$1,016,199
Operating income (loss)	76,765	26,487	(323,323)	(220,071)
Interest income	23,421	-	15,646	39,067
Interest expense	-	5,262	(1,134)	4,128
Property additions	-	-	2,399	2,399
Total assets	3,314,484	1,186,791	3,414,710	7,915,985
Depreciation and amortization	-	2,592	1,708	4,300

Three months ended March 31, 2017
Net sales	$-	$738,144	$-	$738,144
Operating income (loss)	(299)	36,275	(420,370)	(384,394)
Interest income	4,629	1	23,664	28,294
Interest expense	-	5,184	(1,134)	4,050
Property additions	-	-	-	-
Total assets	2,633,992	1,116,210	3,913,732	7,663,934
Depreciation and amortization	-	3,323	625	3,948

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 30 -

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

Note 23 - Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2018	2017
Operating loss	$(220,071)	$(384,394)
Interest income	39,067	28,294
Interest expense	(4,128)	(4,050)
Gain (loss) on investments	51,591	(81,566)
Other income (expense)	-	500

Income before income taxes	$(133,541)	$(441,216)

Note 24 - Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) were as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$34,822	$-

Gains on investments in securities reclassified from AOCI to retained deficit	(34,822)	-

Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to retained deficit	(34,822)	-
Other comprehensive income (loss), net of tax	(34,822)	-

Ending balance	$-	$-

Note 25 - Subsequent events

In April 2018, an additional $204,001 was paid by Partner I for manufacturing equipment deposits.

 See accompanying Notes to Financial Statements                                                                                                                                                                     - 31 -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017.  The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and 2017 and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017.

Bhang Corporation fka Bhang Chocolate Company, Inc.

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”) which was subsequently rescinded, see Part II, Item 1 “Legal Proceedings”.  Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California.  At December 31, 2017, amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the condensed consolidated balance sheet in the amount of $1,987,099 which represents $2,045,668 for settlement of the judgement, accrued interest and reimbursed costs less $58,569 of interest payable on the cost of Mentor Common Stock to be returned by Bhang owners.  On January 23, 2018 the Company received a net payment of $1,758,949 and the return of 117,000 shares of Mentor common stock purchased by two Bhang shareholders in exchange for a payment of $286,719 to the two Bhang shareholders which was offset against the amounts owed to Mentor by Bhang.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment and management company.  The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014.  Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 membership interests in Electrum at an equity conversion rate of $19 per interest, which was equal to approximately 4.51% of Electrum’s outstanding equity as of December 31, 2017. This investment is reported in the condensed consolidated balance sheets as an investment at cost of $107,772 at both March 31, 2018 and December 31, 2017.

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017 and maturing May 12, 2022 or until the Company requests that the principal and unpaid interest be converted into an equity investment in Electrum, based upon a fixed equity conversion rate of $164 per interest. The outstanding balance on Note II at March 31, 2018 and December 31, 2017 was $86,591 and $90,731, respectively.

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

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation.  Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000.  Addenda II through VI have increased the investment amount secured by promissory notes to $1,000,000 as of January 17, 2018, see footnote 9 to the condensed consolidated financial statements.  The investment consists of a secured promissory note in the principal face amount of $120,000 intended for purchase of real estate and a second secured promissory note in principal face amount of $880,000 intended for working capital of G Farma. In the event real estate is not purchased to secure the real estate note the $120,000 intended for purchase of real estate will be converted to a working capital loan.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement, subsequently amended, which provides that G Farma will not register its stock in a public offering unless it either (i) obtains the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 3.0% of each such number of shares, calculated on a full dilution full conversion basis.  See footnotes 9 to the condensed consolidated financial statements.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma, which has been subsequently amended, whereby the Company will provide consulting services to G Farma.  The monthly consulting payment was increased to $2,520 per month under the January 17, 2018 Addendum VI modification.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. For the period of inception to December 31, 2017 there were no operations.  In the quarter ended March 31, 2018, Mentor contributed $800,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended.  At March 31, 2018, $152,404 of equipment was delivered under the lease agreement and $412,055 was paid on deposit for manufacturing equipment.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC under a Master Equipment Lease Agreement dated February 11, 2018.  At March 31, 2018, $176,400 was paid on deposit for manufacturing equipment.

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

Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide liquidity for founders, protection for investors, funding for cannabis companies, and to incubate private cannabis companies that have the potential to be spun off as stand-alone pubic companies.  When Mentor takes a significant position in its investees it provides financial management when needed but leaves operating control in the hands of the cannabis company founders.  Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance to consider the public markets are three key advantages to cannabis founders working with Mentor Capital, Inc.

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

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues

Revenue for the three months ended March 31, 2018 was $1,016,199 compared to $738,144 for the three months ended March 31, 2017 (“the prior year period”), an increase of $278,055 or 37.7%.  This increase is due to an increase in monthly service fees of $117,527, leased equipment sales of $152,404 compared to $0 for the prior year period, finance lease revenue of $1,124 compared to $0 for the prior year period and consulting revenue of $7,000 compared to $0 for the prior year period.

Gross profit

Gross profit for the three months ended March 31, 2018 was $345,707 compared to $263,896 for the prior year period. Cost of goods sold relate primarily to WCI and Partner I.  WCI experienced gross profit of 35.3% for the three months ended March 31, 2018 compared to 35.7% for the prior year period, a decrease of (0.4%).  Partner I began operations in the first quarter of 2018 and had gross profit of 23.6%.

The decrease in WCI gross profit was due to an increase in vehicle costs of 1.6% and an increase in other cost of sales of 0.8%, partially offset by a decrease in salary, contract labor and related costs of (0.6%), and a decrease in fuel costs of (1.4%), as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2018 was $565,778 compared to $648,290 for the prior year period, a decrease of ($82,512).  The decrease is due to a ($175,997) decrease in incentive fees which is partially offset by a $38,777 increase in salary and related costs, an increase of $11,581 in insurance, a $24,070 increase in bad debt expense, a $6,157 in IT related costs and a $12,900 increase in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $86,530 for the three months ended March 31, 2018 compared to ($56,822) for the prior year period, an increase of $143,352.  Of the increase $133,157 is due to gains on investments of $51,591 recognized in the current year period compared to losses on investments of $81,566 in the prior year period.  In addition, there was an increase in interest income of $10,773 which is partially offset by a ($78) increase in interest expense and a ($500) decrease in other income in the current period as compared to the prior year period.

Net results

The net result for the three months ended March 31, 2018 was a loss attributable to Mentor of ($151,704) or ($0.007) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($460,176) or ($0.021) per Mentor common share.  Management will continue to make an effort to lower operating expenses and increase revenue and gross margin.  The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock.  At March 31, 2018 we had cash and cash equivalents of $2,655,082 and a working capital of $3,820,509.  Operating cash outflows in the three months ended March 31, 2018 were ($480,261), including ($145,591) of net loss, subtraction of ($53,058) of gain on sale of investment in BDH included in net income (loss), ($14,952) of non-cash income related to amortization of discount on investment, ($634) of accrued investment interest income, and increases in operating assets of ($319,029), partially offset by $4,300 of non-cash depreciation and amortization, $26,969 of non-cash bad debt expense, the add back of $1,466 of loss on investment securities included in net income (loss), and cash provided by increases in operating liabilities of $20,268.  Cash inflows from investing activities in the three months ended March 31, 2018 were $1,923,779 due to $1,987,099 in proceeds collected on receivable from Bhang Corporation, $4,140 proceeds from convertible notes receivable, $5,274 proceeds from notes receivable, $8,303 proceeds from finance leases receivable, $109,000 proceeds from sale of investment in BDH, and $117,000 proceeds from investment in receivable, partially offset by ($51,441) purchase of investment securities, ($100,000) invested in notes receivable, ($153,197) investment in finance leases receivable, and ($2,399) purchase of property and equipment.  Net inflows from financing activities during the three months ended March 31, 2018 were $377,374 of which $387,909 were proceeds received from exercise of warrants, offset by ($7,789) of payments on long-term debt, and ($2,746) non-controlling interest distributions.  We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

For the quarter ended March 31, 2018, there were no partial redemptions and 379,436 Series D warrants exercised at the normal redemption price of $1.60 for $607,098 and $0 in warrant redemption fees.  On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000.  For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054.  Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495.  We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.Controls and Procedures

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

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

On January 23, 2018 the Company received a net payment of $1,758,949 in satisfaction of the judgment and 117,000 shares of Mentor common stock, originally sold to two Bhang shareholders, were returned to Mentor in exchange for a payment of $286,719 to the two Bhang shareholders, which was offset from the accrued judgment amount of $2,045,668. The shares returned by the Bhang shareholders were received by the Company on January 23, 2018 and were accounted for at that time as a reduction of outstanding Mentor Common Stock and the net payment resulted in a satisfaction of the Receivable from Bhang.  See Note 5 to condensed consolidated financial statements.

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

Item 1A.Risk Factors.

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

As of March 31, 2018, the Company had 23,076,676 outstanding shares of its Common Stock trading at approximately $1.02.  As of the same date the Company also had 87,456 outstanding Series B warrants exercisable for shares of Common Stock at $0.11 per share and 6,316,115 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share.  These Series B and D warrants do not have a cashless exercise feature.  The Company anticipates that the Series D warrants will be increasingly exercised if the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of the Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock.  The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates.  These $7.00 Series H warrants include a cashless exercise feature.  Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates.  On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end.  Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption.  The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company.  From February 11, 2017 through May 4, 2018, the Company has not offered partial redemptions on its Series D warrants.

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

Many of the people and entities with whom we work in the cannabis industry are not used to engaging in normal course business transactions.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 3 years.   It is possible that if future financing is not obtained we will not be able to execute our long-term plans. We believe that securing substantial additional sources of financing is possible but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth, to partner with more cannabis businesses, and to hire additional personnel. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 26.39% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of May 4, 2018, Mr. Billingsley owned approximately 20.03% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.  Together with other members of the Company’s Board of Directors, management of the Company owns approximately 26.39% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants and 87,456 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively.  [See footnote 20 to the condensed consolidated financial statements.]  Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share.  Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company.  Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company.  As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated under the name of a major subsidiary, Main Street Athletic Clubs, Inc., in California in 1994. We were privately owned until September 1996, at which time our Common Stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors and we went through a bankruptcy reorganization in 1998.  In late 2015, we reincorporated under the laws of the State of Delaware.

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

The effects of negative worldwide economic events may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2016, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $100,000.

On March 22, 2017, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $500,002.

On April 28, 2017, Mentor sold 66,667 shares of its unregistered Common Stock in a private placement for $100,000. There have been no other unregistered securities sold within the past three years.

Each of these sales of shares of Common Stock was made in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Proceeds of $100,000 were used for operating expenses of the Company.  Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 12 to the condensed consolidated financial statements.

Item 3.Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

10.1	Copy of the Master Equipment Lease Agreement dated January 16, 2018 by and between Mentor Partner I, LLC and G FarmaLabs Limited, as amended
10.2	Copy of First Amendment to Lease Schedule No. 1 dated March 5, 2018, by and between Mentor Partner I, LLC and G FarmaLabs Limited, as amended
10.3	Copy of Second Amendment to Lease Schedule No. 1 dated April 4, 2018, by and between Mentor Partner I, LLC and G FarmaLabs Limited, as amended
10.4	Copy of the Master Equipment Lease Agreement dated February 11, 2018, by and between Mentor Partner II, LLC and Pueblo West Organics, LLC
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: May 10, 2018By:  /s/ Chet Billingsley

Chet Billingsley, Chief Executive Officer

Date: May 10, 2018By:  /s/ Lori Stansfield

Lori Stansfield, Chief Financial Officer