Form 10-Q
period 2018-06-30
Mentor Capital, Inc.
filed 2018-08-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 10, 2018, there were 23,076,676 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$2,341,585	$834,190
Cash in attorney trust account	-	314,536
Receivable – Bhang Corporation, current	-	1,987,099
Investment in securities, at fair value	355,216	188,635
Deposits on equipment	557,855	-
Accounts receivable, net	409,704	444,798
Investment in accounts receivable, current portion, net of discount	74,197	117,000
Notes receivable, current portion	40,604	35,445
Convertible notes receivable, current portion	27,087	43,628
Net finance leases receivable, current portion	52,744	-
Prepaid expenses and other current assets	31,813	44,112
Employee advances and other receivable	24,948	13,683

Total current assets	3,915,753	4,023,126

Property and equipment
Property and equipment	200,747	203,292
Accumulated depreciation and amortization	(166,275)	(162,563)

Property and equipment, net	34,472	40,729

Other assets
Investment in account receivable, net of discount and current portion	418,518	456,362
Convertible notes receivable, net of current portion	25,753	98,668
Net finance leases receivable, net of current portion	423,580	-
Notes receivable, net of current portion	925,452	845,576
Contractual interest in legal recovery	600,002	600,002
Deposits	9,575	9,575
Long term investments	194,028	163,714
Goodwill	1,426,182	1,426,182

Total other assets	4,023,090	3,600,079

Total assets	$7,973,315	$7,663,934

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$47,871	$60,260
Accrued expenses	217,999	224,921
Deferred revenue	60,904	-
Current portion of long term debt	35,820	33,854

Total current liabilities	362,594	319,035

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	985,275	969,481
Long term debt, net of current portion	11,057	28,805

Total long-term liabilities	996,332	998,286

Total liabilities	1,358,926	1,317,321

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 0 shares issued and outstanding
at June 30, 2018 and December 31, 2017 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,076,676 and 22,814,283 shares issued
and outstanding at June 30, 2018 and December 31, 2017	2,308	2,281
Additional paid in capital	13,058,486	12,560,619
Accumulated deficit	(6,255,466)	(6,063,977)
Accumulated other comprehensive income (loss), net of tax	-	34,822
Non-controlling interest	(190,939)	(187,132)

Total shareholders' equity	6,614,389	6,346,613

Total liabilities and shareholders' equity	$7,973,315	$7,663,934

* Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Service fees	$894,656	$759,789	$1,750,327	$1,497,932
Lease equipment sales	317,680	-	470,084	-
Finance lease revenue	11,364	-	12,488	-
Consulting revenue	7,560	4,760	14,560	4,760

Total revenue	1,231,260	764,549	2,247,459	1,502,692

Cost of sales	852,696	495,885	1,523,188	970,132

Gross profit	378,564	268,664	724,271	532,560

Selling, general and administrative expenses	563,380	545,956	1,129,158	1,194,246

Operating income (loss)	(184,816)	(277,292)	(404,887)	(661,686)

Other income and (expense)
Gain (loss) on investments	66,606	-	118,197	-
Interest income	43,520	35,314	82,586	63,608
Interest expense	(3,871)	(3,467)	(7,999)	(7,517)
Other income (expense)	2,380	-	2,380	500

Total other income and (expense)	108,635	31,847	195,164	56,591

Income (loss) before provision for income taxes	(76,181)	(245,445)	(209,723)	(605,095)

Provision for income taxes	5,600	50	17,650	7,450

Net income (loss)	(81,781)	(245,495)	(227,373)	(612,545)

Gain (loss) attributable to non-controlling interest	(7,175)	12,751	(1,062)	24,312

Net income (loss) attributable to Mentor	$(74,606)	$(258,246)	$(226,311)	$(636,857)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.003)	$(0.011)	$(0.010)	$(0.029)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	23,076,676	22,661,200	23,039,191	22,033,995

See accompanying Notes to Financial Statements

*The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(81,781)	$(245,495)	$(227,373)	$(612,545)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	-	(165,520)	-	(247,080)

Net losses reclassified from AOCI to net income	-	-	34,822	-

Comprehensive income	$(81,781)	$(411,015)	$(192,551)	$(859,625)

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(227,373)	$(612,545)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	8,656	8,054
Bad debt expense	27,942	6,125
Amortization of discount on investment in account receivable	(36,353)	(46,192)
Gain on sale of investment in Brighter Day Health	(53,058)	-
Increase in accrued of investment interest income	(940)	(2,351)
Gain on investment in securities, at fair value	(65,140)	-
Decrease (increase) in operating assets
Cash in attorney trust accounts	314,536	-
Finance leases receivable	31,382	-
Accounts receivable - trade	7,152	12,541
Prepaid expenses and other current assets	12,299	19,236
Employee advances	(11,265)	(4,100)
Increase (decrease) in operating liabilities
Accounts payable	(12,389)	12,289
Accrued expenses	(6,922)	(11,035)
Deferred revenue	60,904	-
Accrued salary, retirement and benefits - related party	15,794	94,249

Net cash provided by (used by) operating activities	$65,225	$(523,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	1,987,099	-
Purchase of investment securities	(101,441)	(1,049,086)
Cash advanced on convertible notes receivable	-	(100,000)
Proceeds from convertible notes receivable	4,140	-
Cash advanced on notes receivable	(100,000)	(700,000)
Proceeds from notes receivable	14,965	5,200
Deposits on equipment to be leased	(557,855)	-
Addition to finance receivables	(507,706)	-
Purchases of property and equipment	(2,399)	(3,134)
Proceeds from sale of investment in BDH	109,000	-
Proceeds from investment in receivable	117,000	-

Net cash provided by (used by) investing activities	$962,803	$(1,847,020)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months
	Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$387,909	$2,203,105
Issuance of Series Q preferred shares, net of cost	109,985	-
Payments on long-term debt	(15,782)	(19,996)
Non-controlling interest distribution	(2,745)	(982)

Net cash provided by (used by) financing activities	479,367	2,182,127

Net change in cash	1,507,395	(188,622)

Beginning cash	834,190	1,311,338

Ending cash	$2,341,585	$1,122,716

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$8,128	$4,113

Cash paid for income taxes	$10,894	$8,800

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shareholder assumption of warrant liability resulting in increased liability to shareholder
	$-	$(80,054)

Contractual interest in legal recovery purchased through issuance of 288,890 shares of restricted common stock in a private offering
	$-	$600,002

Conversion of Electrum convertible notes receivable to equity interest In Electrum
	$86,256	$107,772

Bhang Corporation receivable cancelled by return of Mentor common stock	$228,150	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

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

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 2015 as OTCQB: MNTR. Effective August 6, 2018, the Company’s common stock will trade under the trading symbol OTCQX: MNTR.

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

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment which was acquired prior to the Company’s current focus on the cannabis sector and is included in the condensed consolidated financial statements presented. The Company may divest of WCI in the future to concentrate solely on cannabis investments.

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (collectively referred to as “Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment was comprised of $1,500,000 invested by Mentor into Bhang plus pre-judgment interest in the amount of $421,535. The judgment accrued post-judgment interest at the rate of 10% from December 29, 2016 through November 20, 2017, when the parties agreed to stipulated payment terms. The receivable from Bhang at December 31, 2017 includes $1,500,000 of principal plus accrued interest of $540,521 and reimbursed costs of $5,147, less $58,569 interest due to two Bhang shareholders for shares of Mentor Common Stock which were returned to the Company in January 2018 per the stipulated agreement. The judgment was paid to Mentor in full in January 2018, see Note 5.

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

On June 30, 2017, the Company converted its original $100,000 convertible promissory note to Electrum Capital Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interest units. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at June 30, 2018 and December 31, 2017, see Note 14.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 1 - Nature of operations (continued)

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, the Company converted the outstanding Note II balance of $85,188 plus unpaid interest of $1,068 into 526 membership interest units. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $86,256 at June 30, 2018. The outstanding balance on Note II at December 31, 2017 was $94,806, see Note 8.

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. For the period of inception to December 31, 2017 there were no operations. From January through April 2018, Mentor contributed $825,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018.

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

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2018 and December 31, 2017.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Cash in attorney trust account

The Company had combined balances of $0 and $314,536 in two attorney trust accounts at June 30, 2018 and December 31, 2017, respectively. The balances could be withdrawn at the option of the Company and did not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2018 and December 31, 2017, the Company has recorded an allowance for doubtful accounts in the amount of $24,006 and $73,105, respectively.

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

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost-method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period.

Convertible notes receivable

The Company had a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017. Under the Addendum, the Company invested $100,000 in Electrum by purchase of a second promissory note in principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly. Note II required monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and accrued but unpaid interest totaling $86,256 into an equity investment in Electrum at $164 per unit for 526 membership interest units.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable (continued)

The Company has two $25,000 convertible notes receivable from NeuCourt, Inc. that are recorded at the aggregate principal face amount of $50,000 plus accrued interest of $2,840 and $1,565 at June 30, 2018 and December 31, 2017, respectively. The notes bear 5% interest with one $25,000 principal face amount note maturing on November 8, 2018 and a second $25,000 principal face amount note maturing on October 25, 2019. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Notes would convert into 251,619 and 242,666 Conversion Shares at June 30, 2013 and December 31, 2017, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with installment payments of $117,000 through 2026. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

Finance leases receivable

The Company, through its subsidiaries, is the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contain an element of dealer profit and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at inception of the applicable lease.

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. There were no impaired finance receivables as of June 30, 2018. There were no finance leases receivable at December 31, 2017.

Credit quality of notes receivable and finance leases receivable and credit loss reserve

As our notes receivable and finance leases receivable are limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable are analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments. As part of the monitoring process we may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2018 and December 31, 2017.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 7,100,000 and 7,400,000 as of June 30, 2018 and December 31, 2017, respectively. There were 87,456 and 4,500 potentially dilutive shares outstanding at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive and is not included in calculating diluted weighted average number of shares outstanding. There were no Series Q Preferred Stock issued at June 30, 2017.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the six months ended June 30, 2018 and 2017, nor were any interest or penalties accrued as of June 30, 2018 and December 31, 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended June 30, 2018 and 2017 were $24,291 and $27,794, respectively. Advertising and promotion costs for the six months ended June 30, 2018 and 2017 were $25,449 and $29,641, respectively.

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

June 30, 2018 and 2017

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

Note 3 - Cash in attorney trust account

At June 30, 2018 and December 31, 2017, the Company had combined balances of $0 and $314,536 held in two attorney trust accounts. The accounts did not bear interest and the Company could withdraw funds any time at its discretion.

Note 4 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2018	December 31, 2017
Prepaid health insurance	$4,952	$5,005
Prepaid legal	-	12,000
Other prepaid costs	26,861	27,107
	$31,813	$44,112

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

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

The receivable and accrued interest consisted of the following:

	June 30, 2018	December 31, 2017
Receivable from Bhang Chocolate Company	$-	$1,500,000
Accrued interest	-	540,521
Reimbursed costs	-	5,147
Sub-total	-	2,045,668
Reserve pending collection efforts	-	-
Interest payable to Bhang owners	-	(58,569)
Receivable from Bhang Chocolate Company	-	1,987,099
Current portion	-	(1,987,099)
Long term portion	$-	$-

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

	June 30, 2018	December 31, 2017
Face value	$936,000	$1,053,000
Unamortized discount	(443,285)	(479,638)
Net balance	492,715	573,362
Current portion	(74,197)	(117,000)
Long term portion	$418,518	$456,362

For the three months ended June 30, 2018 and 2017, $21,401 and $22,591 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2018 and 2017, $36,352 and $46,193 of discount amortization is included in interest income, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 7 - Property and equipment

Property and equipment is comprised of the following:

	June 30, 2018	December 31, 2017
Computers	$27,413	$29,958
Furniture and fixtures	24,406	24,406
Machinery and vehicles	148,928	148,928
	200,747	203,292
Accumulated depreciation and amortization	(166,275)	(162,563)

Net Property and equipment	$34,472	$40,729

Depreciation and amortization expense was $4,356 and $4,105 for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense was $8,656 and $8,054 for the six months ended June 30, 2018 and 2017, respectively.

Note 8 – Convertible notes receivable

Convertible notes receivable consists of the following:

	June 30, 2018	December 31, 2017
April 28, 2017 Electrum convertible note receivable bearing interest at 10% and maturing May 12, 2022, with monthly principal and interest payments of $2,290 beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and unpaid interest into 526 membership interest units in Electrum based upon a fixed conversion rate of $164 per membership interest unit. The note was collateralized by cannabis equity securities owned by Electrum.	$-	$90,731

NeuCourt, Inc. convertible note receivable including accrued interest of $2,087 and $1,430 at June 30, 2018 and December 31, 2017. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	27,087	26,430

NeuCourt, Inc. convertible note receivable including accrued interest of $753 and $135 at June 30, 2018 and December 31, 2017. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	25,753	25,135
Total convertible notes receivable	52,840	142,296
Less current portion	(27,087)	(43,628)
Long term portion	$25,753	$98,668

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 8 – Convertible notes receivable (continued)

*The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the Notes would today convert into 251,619 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which is to be secured by a deed of trust on real property and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $94,164 at maturity. Should no property be selected to secure the real estate loan it will be converted to a working capital loan. The second promissory note in the amount of $380,000 was to be used for working capital and requires monthly payments of $3,505 with a balloon payment of approximately $298,185 at maturity. The two G Farma notes, as amended by the subsequent addenda below, are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by two majority shareholders of G Farma. The Company and G Farma have executed five addenda subsequent to the original agreement.

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

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provides that G Farma will not register its stock in a public offering unless it either (i) obtains the written consent of the Company, or (ii) without the Company’s written consent if G Farma issues to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. The addition of each addendum has increased item (ii) resulting in a current rate of 3.0% of outstanding shares as of June 30, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 8 – Convertible notes receivable (continued)

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company will receive a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement. This monthly consulting fee increased to $1,680 by Addendum II beginning with the May 15, 2017 payment, was not changed by Addendum III, increased to $1,960 by Addendum IV beginning with the November 15, 2017 payment, increased to $2,240 by Addendum V beginning with the January 15, 2018 payment, and increased to $2,520 by Addendum VI beginning on March 15, 2018. For the three months ended June 30, 2018 and 2017, $7,560 and $4,760 of consulting fees from G Farma is included in revenue, respectively. For the six months ended June 30, 2018 and 2017, $14,560 and $4,760 of consulting fees from G Farma is included in revenue, respectively.

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

Notes receivable from G Farma consists of the following:

	June 30, 2018	December 31, 2017
Real estate note	$114,282	$116,632
Working capital note	848,720	764,389
Accrued interest	3,054	-
	966,056	881,021
Less current portion	(40,604)	(35,445)

Long term portion of notes receivable	$925,452	$845,576

Note 10 – Finance leases receivable

Mentor Partner I

On January 16, 2018, Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and GFarma Brands, Inc. (the “GFarma Entities”) dated January 16, 2018. Partner I acquired and delivered manufacturing equipment as determined by GFarma Entities under sales-type finance leases. The Company recorded equipment sales revenue of $317,680 for the three months ended June 30, 2018 and $470,084 for the six months ended June 30, 2018. At June 30, 2018, all leased equipment under the finance leases receivable is located in California.

The net investment included in finance leases at June 30, 2018 are as follows:

June 30, 2018
Gross minimum lease payments receivable	$650,446
Less: unearned interest	(174,122)
Finance leases receivable	476,324
Less current portion	(52,744)
Long term portion	$423,580

There were no finance leases receivable at December 31, 2017.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 10 – Finance leases receivable (continued)

At June 30, 2018, minimum future payments receivable under finance leases were as follows:

12 months ending
June 30,	Amount
2019	$102,976
2020	103,017
2021	103,017
2022	103,017
2023	103,017
Thereafter	135,402
$650,446

Mentor Partner II

On February 11, 2018, Partner II entered into a Master Equipment Lease Agreement with Pueblo West, a Colorado limited liability company (“Pueblo West”). No equipment had been delivered to Pueblo West as of June 30, 2018.

We review the finance leases receivables by individual account to determine expected collectability. The allowance for credit losses is an estimate of the losses inherent in our finance receivables taking into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. No allowance is recorded at June 30, 2018.

The Company records prepayments on leases as a liability under deferred revenue.

Note 11 – Deposits on manufacturing equipment purchases

At June 30, 2018 and December 31, 2017, Partner I had deposits with manufacturing equipment suppliers in the amount of $381,455 and $0, respectively, for equipment that will be leased by the G Farma entities in California once the equipment is delivered.

At June 30, 2018 and December 31, 2017, Partner II has deposits for manufacturing equipment with one supplier in the amount of $176,400 and $0, respectively, for equipment that will be leased by Pueblo West in Colorado.

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

Note 13 - Concentration of credit risk

The Company has a significant portion of its assets invested in G Farma entities. These investments include the notes receivable described in Note 9, the finance leases receivable described in Note 10, and the contractual interest in legal recovery described in Note 12. At June 30, 2018, 2018 and December 31, 2017, these assets represent 26% and 19% of the consolidated total assets of the Company, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 13 - Concentration of credit risk (continued)

The Company closely monitors each investment quarterly based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. No impairments or reserves are recorded at June 30, 2018 or December 31, 2017 for these investments.

Note 14 – Investments and fair value

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities			Other Equity Investments
Balance at December 31, 2016	$-	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(128,623)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,071,902	-	-	107,771
Issuances	-	-	-	-
Sales	(754,644)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2017	188,635	-	-	163,714
Total gains or losses
Included in earnings (or changes in net assets)	65,140	-	-	53,057
Purchases, issuances, sales, and settlements
Purchases	101,441	-	-	86,256
Issuances	-	-	-	-
Sales	-	-	-	(108,999)
Settlements	-	-	-	-
Balance at June 30, 2018	$355,216	$-	$-	$194,028

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 14 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at June 30, 2018 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$130,997	$8,543	$-	$139,540
OTCQB listed company stock	124,257	91,419	-	215,676
	$255,254	$99,962	$-	$355,216

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains and losses recognized during the period on equity securities	$66,606	$(165,520)	$65,140	$(247,085)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$66,606	$(165,520)	$65,140	$(247,085)

Note 15 - Common stock warrants

The Company's Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called and all Series A, and C warrants have been exercised. All Series B warrants had been exercised at December 31, 2017 however, on January 23, 2018, 117,000 shares of Mentor’s Common Stock purchased in 2014 through warrant exercises by two Bhang shareholders under an agreement that was ultimately rescinded, were returned to the Company (see Note 5) and the associated exercise of warrants was reversed with 87,456 Series B warrants and 29,544 Series D warrants reinstated. As a result of the reinstatement, 6,316,115 Series D warrants remain outstanding. However, the Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series B and D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could, but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 16. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 15 - Common stock warrants (continued)

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through June 30, 2018 for Series B warrants were $0.11 and Series D warrants were $1.60. In March 2014, as part of a since rescinded transaction, 87,456 Series B warrants were exercised. In April 2017, the remaining 4,500 Series B warrants were exercised. On January 23, 2018, following return of the shares purchased under the rescinded transaction, 87,456 of the Series B warrants were reinstated. As of June 30, 2018, 87,456 Series B warrants remain outstanding.

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

As of June 30, 2018, and December 31, 2017 the weighted average contractual life for all Mentor warrants was 20.0 years and 20.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the six months ended June 30, 2018 and 2017, a total of 379,436 and 1,424,883 warrants were exercised, respectively. There were no warrants issued during the periods ended June 30, 2018 and 2017. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated, see Note 5. The intrinsic value of outstanding warrants at June 30, 2018 and December 31, 2017 was $71,714 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,540,383)	(1,544,883)
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated (see Note 5)	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(379,436)	(379,436)
Outstanding at June 30, 2018	87,456	6,316,115	6,403,571

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at June 30, 2018	689,159

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 15 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. Redemptions for the six months ended June 30, 2018 were for Series D Warrants at their full redemption price of $1.60. On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000. For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. The regular and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.55 for the year ended December 31, 2017.

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

Once the D warrants have been fully redeemed and exercised the fees for the D warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due Mr. Billingsley from the Company which are sufficient to cover the redemption fee at June 30, 2018 and December 31, 2017.

Note 17 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of June 30, 2018, and December 31, 2017, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 17 - Stockholders’ equity (continued)

Preferred Stock

Mentor has 5,000,000, $0.0001 par value, preferred shares authorized.

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

The per share “Series Q Conversion Value”, as defined in the Certificate of Designation, shall be calculated by the Company at least once each calendar quarter as follows: The per share Series Q Conversion Value shall be equal the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock. The "Core Q Holdings Asset Value" shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations. “Core Q Holdings” generally consists of all proceeds received by the Company on sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired from such proceeds by the Company. The Company shall periodically, but at least once each calendar quarter, identify, update, account for and value, the assets that comprise the Core Q Holdings.

The "Conversion Price" of the Series Q Preferred Stock shall be at the product of 105% and the closing price of the Company's Common Stock on a date designated and published by the Company. The Series Q Preferred Stock is intended to allow for a pure play investment in cannabis companies that have the potential to go public. The Series Q Preferred Stock will be available only to accredited, institutional or qualified investors.

The Company sold and issued 11 shares of Series Q Preferred Stock on June 1, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Mentor Partner II, LLC to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at June 30, 2018 included this interest. The Core Q Holdings Asset Value at June 30, 2018 remained at $10,000 per share because the leased equipment purchased with such proceeds had not yet been delivered and therefore the revenue anticipated thereby has not been recognized. There is no contingent liability for the Series Q Preferred Stock conversion at June 30, 2018. At June 30, 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.98 into an aggregate of 112,245 shares of the Company’s Common Stock. These shares were anti-dilutive and are not included in weighted average share calculation for the three and six months ended June 30, 2018.

Note 18 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in July 2019. Subsequent to June 30, 2018 the lease was renewed through August 2019. Rent expense for the three months ended June 30, 2018 and 2017 was $7,700 and $7,350, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $15,400 and $14,700, respectively.

WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space under an operating lease expiring in January 2020. Rent expense for the three months ended June 30, 2018 and 2017 was $6,600 and $6,633, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $13,200 and $11,055, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through October 2021. Vehicle lease expense included in cost of sales in the condensed consolidated income statement for the three months ended June 30, 2018 and 2017 was $62,335 and $43,778, respectively. Vehicle lease expense for the six months ended June 30, 2018 and 2017 was $112,642 and $87,159, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 18 - Lease commitments (continued)

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through October 2021. Vehicle lease expense included in cost of sales in the condensed consolidated income statement for the three months ended June 30, 2018 and 2017 was $62,335 and $43,778, respectively. Vehicle lease expense for the six months ended June 30, 2018 and 2017 was $112,642 and $87,159, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of June 30, 2018 with original or remaining terms over one year were as follows:

12 months ending	Rental
June 30,	expense
2019	$197,027
2020	141,202
2021	106,902
2022	23,692
$468,823

Note 19 - Long term debt

Long term debt

Long term debt consists of the following:

	June 30, 2018	December 31, 2017
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $1,725 and $2,390 unamortized loan service fee, respectively.	$46,877	$62,659

Total notes payable	46,877	62,659

Less: Current maturities	(35,820)	(33,854)

	$11,057	$28,805

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC which required a $4,000 loan service fee. The service fee is being amortized as additional interest over the life of the loan on a straight line basis.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 20 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to Mr. Billingsley, its Chief Executive Officer ("CEO"), as follows:

	June 30, 2018	December 31, 2017

Accrued salaries and benefits	$792,129	$780,666
Accrued retirement and other benefits	470,075	465,744
Offset by shareholder advance	(276,929)	(276,929)
	$985,275	$969,481

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

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. No incentive fee expense was recorded for the three months ended June 30, 2018 and 2017. The incentive fee expense was $0 and $175,997 for the six months ended June 30, 2018 and 2017, respectively.

Note 21 - Patent and License Fee Facility with Larson

Effective April 4, 2016 Mentor Capital, Inc. entered into a certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" agreement with R. L. Larson and Larson Capital, LLC (“Larson”). Under this agreement, Mentor’s subsidiary Mentor Capital IP, LLC (“MCIP”) obtained rights in an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, Larson intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Per the agreement Mentor paid $25,000 in exchange for 15.7% of the domestic licensing rights and 41.4% of international licensing rights for the vape pens.

Note 22 – Commitments and contingencies

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

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The 75,000 shares at issue were returned to Mentor as a part of the Bhang settlement above. On December 21, 2017, the plaintiffs filed a motion to dismiss their complaint with prejudice which was granted on January 25, 2018. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 23 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals plc (GWPH), [Kush Bottles, Inc., and Solis Tek, Inc.] stock, the fair value of membership interests of Electrum, convertible notes receivables and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, finance leases to G Farma and Pueblo West, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also has certain small cancer related legacy investments and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended June 30, 2018
Net revenue	$336,604	$894,656	$-	$1,231,260
Operating income (loss)	92,273	(4,295)	(272,794)	(184,816)
Interest income	20,488	1	23,031	43,520
Interest expense	181	4,729	(1,039)	3,871
Property additions	-	-	2,399	2,399
Depreciation and amortization	-	2,593	1,763	4,356

Three months ended June 30, 2017
Net revenue	$4,760	$759,789	$-	$764,549
Operating income (loss)	4,374	26,023	(307,689)	(277,292)
Interest income	12,694	2	22,618	35,314
Interest expense	-	4,601	(1,134)	3,467
Property additions	-	-	3,134	3,134
Depreciation and amortization	-	3,323	782	4,105

	Cannabis and Medical Marijuana Segment	Facilities Operations Related	Corporate and Eliminations	Consolidated
Six months ended June 30, 2018
Net sales	$497,132	$1,750,327	$-	$2,247,459
Operating income (loss)	133,869	22,193	(560,949)	(404,887)
Interest income	17,322	1	65,263	82,586
Interest expense	181	9,991	(2,173)	7,999
Property additions	-	-	2,399	2,399
Total assets	3,600,349	1,147,566	3,225,400	7,973,315
Depreciation and amortization	-	5,185	3,471	8,656

Six months ended June 30, 2017
Net sales	$4,760	$1,497,932	$-	$1,502,692
Operating income (loss)	4,075	79,948	(740,709)	(661,686)
Interest income	17,322	3	46,283	63,608
Interest expense	-	9,785	(2,268)	7,517
Property additions	-	-	3,134	3,134
Total assets	3,029,207	1,119,991	3,247,402	7,396,600
Depreciation and amortization	-	6,646	1,407	8,054

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 23 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating loss	$(184,816)	$(277,292)	$(404,887)	$(661,686)
Gain (loss) on investments	66,606	-	118,197	-
Interest income	43,520	35,314	82,586	63,608
Interest expense	(3,871)	(3,467)	(7,999)	(7,517)
Other expense	2,380	-	2,380	500

Income before income taxes	$(76,181)	$(245,445)	$(209,723)	$(605,095)

Note 24 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$-	$(81,566)	$34,822	$-

Gains (losses) on available for sale securities	-	(165,520)	-	(247,086)
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) on available for sale securities	-	(165,520)	-	(247,086)

Gains on investments in securities reclassified from AOCI to retained deficit	-	-	(34,822)	-

Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) reclassified from AOCI to retained deficit	-	-	(34,822)	-
Other comprehensive income (loss), net of tax	-	(165,520)	(34,822)	(247,086)

Ending balance	$-	$(247,086)	$-	$(247,086)

Note 25 – Subsequent events

Effective August 6, 2018, the Company was accepted as an OTCQX reporting company which is a move up from the OTCQB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2018 and 2017 and our Annual Report on Form 10-K for the year ended December 31, 2017.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 2015 as OTCQB: MNTR. Effective August 6, 2018, the Company’s common stock will trade under the trading symbol OTCQX: MNTR.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the six months ended June 30, 2018 and 2017.

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

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment and management company. The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 membership interest units in Electrum at an equity conversion rate of $19 per membership interest unit, which was equal to approximately 4.51% of Electrum’s outstanding equity as of December 31, 2017.

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, Mentor converted the outstanding principal Note II balance of $85,188 plus accrued interest of $1,068 into an additional 526 membership interest units at a fixed conversion rate of $164 per interest.

This investment in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $107,772 at June 30, 2018 and December 31, 2017, respectively.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold the patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, Larson intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations.

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

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study; Dr. Mandelkorn will hold the remaining 20%.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Addenda II through VI increased the investment amount secured by the promissory notes to $1,000,000 as of January 17, 2018, see footnote 9 to the condensed consolidated financial statements. The investment consists of a secured promissory note in the principal face amount of $120,000 intended for purchase of real estate and a second secured promissory note in principal face amount of $880,000 intended for working capital of G Farma. In the event real estate is not purchased to secure the real estate note the $120,000 intended for purchase of real estate will be converted to a working capital loan.

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

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. For the period of inception to December 31, 2017 there were no operations. In the six months ended June 30, 2018, Mentor contributed $825,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. At June 30, 2018, $470,084 of equipment was delivered under the lease agreement and $378,363 was paid on deposits for manufacturing equipment.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018. At June 30, 2018, $176,400 was paid on deposit for manufacturing equipment and no equipment had yet been delivered to Pueblo West.

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

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues

Revenue for the three months ended June 30, 2018 was $1,231,260 compared to $764,549 for the three months ended June 30, 2017 (“the prior year period”), an increase of $466,711 or 61.0%. This increase is due to an increase in monthly service fees of $134,867, leased equipment sales of $317,680 compared to $0 for the prior year period, finance lease revenue of $11,364 compared to $0 for the prior year period and an increase in consulting revenue of $2,800 compared to the prior year period.

Gross profit

Gross profit for the three months ended June 30, 2018 was $378,564 compared to $268,664 for the prior year period. Cost of goods sold relate primarily to WCI and Partner I. WCI experienced gross profit of 32.0% for the three months ended June 30, 2018 compared to 34.7% for the prior year period, a decrease of (2.7%). Partner I began operations in February 2018 and had gross profit of 25.7% for the three months ended June 30, 2018.

The decrease in WCI gross profit was due to an increase in fuel costs of 2.1%, an increase in vehicle costs of 1.1% and an increase in other cost of goods sold of 0.3%, partially offset by a decrease in salary, contract labor and related costs of (0.8%), as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2018 was $563,380 compared to $545,956 for the prior year period, an increase of $17,424. The increase is due to a $9,581 increase in insurance expense, and a $32,500 increase in management fees, partially offset by a ($16,286) decrease in professional fees and a ($8,371) decrease in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $108,635 for the three months ended June 30, 2018 compared to $31,847 for the prior year period, an increase of $76,788. Of the increase $66,606 is due to gains on investments recognized in the current year period compared to losses on investments of $0 in the prior year period. In addition, there was an increase in interest income of $8,206 and an increase of $2,380 of other income, partially offset by a ($404) increase in interest expense in the current period as compared to the prior year period.

Net results

The net result for the three months ended June 30, 2018 was a loss attributable to Mentor of ($74,606) or ($0.003) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($258,246) or ($0.011) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Revenues

Revenue for the six months ended June 30, 2018 was $2,247,459 compared to $1,502,692 for the six months ended June 30, 2017 (“the prior year six month period”), an increase of $744,767 or 49.6%. This increase is due to an increase in monthly service fees of $252,395, and increase in lease equipment sales of $470,084, and increase in finance lease revenue of $12,488, and an increase in consulting fees of $9,800.

Gross profit

Gross profit for the six months ended June 30, 2018 was $724,271 compared to $532,560 for the prior year six month period. Cost of goods sold relate primarily to WCI who experienced gross profit of 33.6% for the six months ended June 30, 2018 compared to 35.2% for the prior year six month period, a decrease of (1.6%). This was due to an increase in fuel costs of 1.7% and an increase in other cost of goods sold of 0.2%, partially offset by decrease in vehicle costs of (0.3%) as a percent of revenue over the prior year six month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2018 was $1,129,158 compared to $1,194,246 for the prior year six month period, a decrease of ($65,088). The decrease is due to a ($175,997) decrease in incentive fees to the Company CEO, a ($10,417) decrease in costs of providing service to shareholders, and a ($19,596) decrease in professional fees, partially offset by a $21,162 increase in insurance expense, a $21,817 increase in bad debt expense, a $37,500 increase in management fees, a $37,748 increase in salaries, and a $22,695 increase in other selling, general and administrative expenses in the current period as compared to the prior year six month period.

Other income and expense

Other income and expense, net, totaled $195,164 for the six months ended June 30, 2018 compared to $56,591 for the prior year six month period, an increase of $138,573. The increase is due to a $118,197 gain on investments in the current six month period, a $18,978 increase in interest income, and a $1,880 increase in other income, partially offset by an increase of ($482) in interest expense in the current six month period as compared to the prior year six month period.

Net results

The net result for the six months ended June 30, 2018 was a loss attributable to Mentor of ($226,311) or ($0.010) per common share compared to net loss attributable to Mentor in the prior year six month period of ($636,857) or ($0.029) per common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At June 30, 2018 we had cash and cash equivalents of $2,341,585 and a working capital of $3,553,159. Operating cash inflows in the six months ended June 30, 2018 were $65,225, including a $354,104 decrease in operating assets, a $57,387 increase in operating liabilities, $8,656 of non-cash depreciation and amortization, and $27,942 of non-cash bad debt expense, partially offset by a ($227,373) net loss, ($36,353) of non-cash income related to amortization of discount on investment, ($53,058) deducted for the gain on sale of investment in BDH, ($940) increase in accrued investment interest income, and ($65,140) subtraction for gain on investment securities included in net income (loss). Cash inflows from investing activities in the six months ended June 30, 2018 were $962,803 due to $1,987,099 in proceeds collected on receivable from Bhang Corporation, $4,140 proceeds from convertible notes receivable, $14,965 proceeds from notes receivable, $109,000 proceeds from sale of investment in BDH, and $117,000 proceeds from investment in receivable, partially offset by ($101,441) purchase of investment securities, ($100,000) invested in notes receivable, ($557,855) deposits on equipment to be leased, ($507,706) investment in finance leases receivable, and ($2,399) purchase of property and equipment. Net inflows from financing activities during the six months ended June 30, 2018 were $479,367 of which $387,909 were proceeds received from exercise of warrants and $109,985 was from issuance of Series Q preferred stock, offset by ($15,782) of payments on long-term debt, and ($2,745) non-controlling interest distributions. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise temporarily suspended or truncated by the Company.

For the six months ended June 30, 2018, there were no partial redemptions and 379,436 Series D warrants exercised at the normal redemption price of $1.60 for $607,098 and $0 in warrant redemption fees. On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000. For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently engaged in any legal proceedings.

On January 23, 2018 the Company received a net payment of $1,758,949 in satisfaction of the December 29, 2016 judgment awarded by the United States District Court for the Northern District of California against Bhang Corporation and its predecessor in interests, Bhang Chocolate Company, Inc. (together “Bhang”) and 117,000 shares of Mentor common stock, originally sold to two Bhang shareholders, were returned to Mentor in exchange for a payment of $286,719 to the two Bhang shareholders, which was offset from the accrued judgment amount of $2,045,668. The shares returned by the Bhang shareholders were received by the Company on January 23, 2018 and were accounted for at that time as a reduction of outstanding Mentor Common Stock and the net payment resulted in a satisfaction of the Receivable from Bhang. See Note 5 to condensed consolidated financial statements.

On January 25, 2018 an action initiated in the United States District for the District of Utah against the Company by the wife and daughter of Bhang’s corporate counsel was dismissed with prejudice. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice. Please see Mentor’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 for further information.

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

As of June 30, 2018, the Company had 23,076,676 outstanding shares of its Common Stock trading at approximately $0.93. As of the same date the Company also had 87,456 outstanding Series B warrants exercisable for shares of Common Stock at $0.11 per share and 6,316,115 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series B and D warrants do not have a cashless exercise feature. The Company anticipates that the Series D warrants will be increasingly exercised if the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of the Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company. From February 11, 2017 through August 9, 2018, the Company has not offered partial redemptions on its Series D warrants.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 25.55% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of August 9, 2018, Mr. Billingsley owned approximately 19.18% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 25.55% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants and 87,456 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively. [See footnote 20 to the condensed consolidated financial statements.] Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQX system as of August 6, 2018. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposit. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

•proper or improper third party short sales or other manipulation of our stock.

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

Competitors in the Canadian public market may have a material advantage over us. The Canadian government has loosened the laws and regulations with regard to cannabis earlier and at a faster pace than in the United States. The financial regulations with regard to cannabis investing and banking are also more favorable in Canada than for the Company in the United States. This Canadian advantage may have a material negative affect on the Company business.

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

On June 1, 2018, Mentor sold 11 shares of its unregistered Series Q Preferred Stock in a private placement for $110,000.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Each of these sales of shares of Common Stock was made in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Proceeds of $100,000 were used for operating expenses of the Company. Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 12 to the condensed consolidated financial statements. Proceeds of $110,000 were invested in the Company’s wholly owned subsidiary, Mentor Partner II for purposes of purchasing equipment to be leased to Pueblo West.

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

Mentor Capital, Inc.

Date: August 10, 2018By:/s/ Chet Billingsley

Chet Billingsley,

Chief Executive Officer

Date: August 10, 2018By: /s/ Lori Stansfield

Lori Stansfield,

Chief Financial Officer