Form 10-Q
period 2018-09-30
Mentor Capital, Inc.
filed 2018-11-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

At November 8, 2018, there were 23,139,837 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$1,682,404	$834,190
Cash in attorney trust account	-	314,536
Receivable – Bhang Corporation, current	-	1,987,099
Investment in securities, at fair value	694,455	188,635
Deposits on equipment	797,563	-
Accounts receivable, net	471,330	444,798
Investment in accounts receivable, current portion, net of discount	95,599	117,000
Notes receivable, current portion	44,346	35,445
Convertible notes receivable, current portion	27,420	43,628
Net finance leases receivable, current portion	62,966	-
Prepaid expenses and other current assets	43,652	44,112
Employee advances and other receivable	16,912	13,683

Total current assets	3,936,647	4,023,126

Property and equipment
Property and equipment	215,890	203,292
Accumulated depreciation and amortization	(171,704)	(162,563)

Property and equipment, net	44,186	40,729

Other assets
Investment in account receivable, net of discount and current portion	418,518	456,362
Convertible notes receivable, net of current portion	26,068	98,668
Net finance leases receivable, net of current portion	472,711	-
Notes receivable, net of current portion	982,574	845,576
Contractual interest in legal recovery	600,002	600,002
Deposits	9,575	9,575
Long term investments	241,297	163,714
Goodwill	1,426,182	1,426,182

Total other assets	4,176,927	3,600,079

Total assets	$8,157,760	$7,663,934

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$55,010	$60,260
Accrued expenses	247,089	224,921
Deferred revenue	97,920	-
Current portion of long term debt	36,880	33,854

Total current liabilities	436,899	319,035

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,019,020	969,481
Long term debt, net of current portion	1,756	28,805

Total long-term liabilities	1,020,776	998,286

Total liabilities	1,457,675	1,317,321

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 0 shares issued and outstanding
at September 30, 2018 and December 31, 2017 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,139,837 and 22,814,283 shares issued
and outstanding at September 30, 2018 and December 31, 2017	2,314	2,281
Additional paid in capital	13,071,626	12,560,619
Accumulated deficit	(6,178,242)	(6,063,977)
Accumulated other comprehensive income (loss), net of tax	-	34,822
Non-controlling interest	(195,613)	(187,132)

Total shareholders' equity	6,700,085	6,346,613

Total liabilities and shareholders' equity	$8,157,760	$7,663,934

* Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Service fees	$930,214	$810,062	$2,680,541	$2,307,994
Lease equipment sales	79,770	-	549,854	-
Finance lease revenue	14,078	-	26,565	-
Consulting revenue	7,560	5,040	22,120	9,800

Total revenue	1,031,622	815,102	3,279,080	2,317,794

Cost of sales	731,121	525,891	2,254,309	1,496,023

Gross profit	300,501	289,211	1,024,771	821,771

Selling, general and administrative expenses	503,598	476,192	1,632,755	1,670,439

Operating income (loss)	(203,097)	(186,981)	(607,984)	(848,668)

Other income and (expense)
Gain (loss) on investments	237,657	(163,445)	355,854	(163,445)
Interest income	41,578	93,908	124,164	157,516
Interest expense	(3,588)	(3,434)	(11,587)	(10,951)
Other income (expense)	-	-	2,380	500

Total other income and (expense)	275,647	(72,971)	470,811	(16,380)

Income (loss) before provision for income taxes	72,550	(259,952)	(137,173)	(865,048)

Provision for income taxes	-	-	17,650	7,450

Net income (loss)	72,550	(259,952)	(154,823)	(872,498)

Gain (loss) attributable to non-controlling interest	(4,674)	25,844	(5,736)	50,155

Net income (loss) attributable to Mentor	$77,224	$(285,796)	$(149,087)	$(922,653)

Basic and diluted net income (loss) per Mentor common share:
Basic	$0.003	$(0.013)	$(0.006)	$(0.042)
Diluted	$0.003	$(0.013)	$(0.006)	$(0.042)

Weighted average number of shares of Mentor
common stock outstanding:
Basic and diluted	23,092,466	22,694,283	23,056,753	22,232,082
Diluted	23,136,194	22,694,283	23,056,753	22,232,082

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$72,550	$(259,952)	$(154,823)	$(872,498)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	-	58,249	-	(188,837)

Net losses reclassified from AOCI to net income	-	163,445	34,822	163,445

Comprehensive income	$72,550	$(38,258)	$(120,001)	$(897,890)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(154,823)	$(872,498)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	14,084	10,602
Bad debt expense	35,779	16,439
Amortization of discount on investment in account receivable	(57,755)	(68,784)
Gain on sale of investment in Brighter Day Health	(53,058)	-
Increase in accrued of investment interest income	(1,588)	(1,832)
Gain on investment in securities, at fair value	(269,548)	163,445
Gain on long-term investments	(33,249)	-
Decrease (increase) in operating assets
Cash in attorney trust accounts	314,536	(300,000)
Finance leases receivable	58,281	-
Accounts receivable - trade	(62,311)	(85,002)
Prepaid expenses and other current assets	460	13,611
Employee advances	(3,229)	(9,608)
Increase (decrease) in operating liabilities
Accounts payable	(5,250)	6,940
Accrued expenses	22,168	(2,573)
Deferred revenue	97,920	-
Accrued salary, retirement and benefits - related party	49,539	101,586

Net cash provided by (used by) operating activities	(48,044)	(1,027,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	1,987,099	-
Purchase of investment securities	(236,272)	(1,071,901)
Proceeds from investment securities sold	-	754,643
Cash advanced on convertible notes receivable	-	(100,000)
Proceeds from convertible notes receivable	4,140	5,194
Cash advanced on notes receivable	(179,000)	(800,000)
Proceeds from notes receivable	24,750	11,724
Deposits on equipment to be leased	(797,563)	-
Addition to finance receivables	(593,958)	-
Purchases of property and equipment	(17,541)	(7,909)
Proceeds from sale of investment in Brighter Day Health	109,000	-
Purchase of long-term investment	(5,669)	-
Proceeds from investment in receivable	117,000	-

Net cash provided by (used by) investing activities	411,986	(1,208,249)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$401,055	$2,203,105
Issuance of Series Q preferred shares, net of cost	109,985	-
Payments on long-term debt	(24,023)	(27,291)
Non-controlling interest distribution	(2,745)	(13,437)

Net cash provided by (used by) financing activities	484,272	2,162,377

Net change in cash	848,214	(73,546)

Beginning cash	834,190	1,311,338

Ending cash	$1,682,404	$1,237,792

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$11,650	$3,431

Cash paid for income taxes	$18,870	$11,770

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shareholder assumption of warrant liability resulting in increased liability to shareholder	$15,276	$(80,054)

Contractual interest in legal recovery purchased through issuance of 288,890 shares of restricted common stock in a private offering	$-	$600,002

Conversion of Electrum convertible notes receivable to equity interest in Electrum	$86,256	$107,772

Bhang Corporation receivable cancelled by return of Mentor common Stock	$228,150	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

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

On June 30, 2017, the Company converted its original $100,000 convertible promissory note to Electrum Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interest units. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at September 30, 2018 and December 31, 2017, see Note 14.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 1 - Nature of operations (continued)

On April 28, 2017 the Company invested a second $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, the Company converted the outstanding Note II balance of $85,188 plus unpaid interest of $1,068 into 526 membership interest units at a conversion price of $164 per interest. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $86,256 at September 30, 2018. The outstanding balance on Note II at December 31, 2017 was $94,806, see Note 8.

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. For the period of inception to December 31, 2017 there were no operations. From January through September 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments have expanded the Lessee under the agreement to include G FarmaLabs Limited, G FarmaLabs DHS, LLC, and G FarmaBrands, Inc, (collectively referred to as “G Farma Lease Entities”).

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, G FarmaBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC (together the “G Farma Equity Entities”) to obtain an immediate equity interest of three and three quarters percent (3.75%) in all persons, businesses, and commercial pursuits that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with any of the G Farma Equity Entities (See Note 9). In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1.

Cannabis cultivation, production and distribution

Either independently through several affiliated entities or in conjunction with third parties, G Farma seeks to operate licensed medical cannabis and adult use cannabis business segments in California, Washington and Nevada. Additionally, significant corporate effort is devoted to securing additional state and local licenses for G Farma to expand its operations organically or through contract manufacturing, licensing or similar partnering arrangements, nationally and internationally. Current expansion is focused on Arizona, Colorado, Nevada, Michigan and Canada. The G Farma model is to purchase or after securing state-by-state licenses, cultivate cannabis for wholesale in flower or in pre-roll form, or as input for G Farma branded products. Branded cannabis-extracted products include drinks, edibles, cartridges, vape pens and other concentrates. The third segment of G Farma’s business is distribution of branded and third-party cannabis products to medical and adult use licensed dispensaries. The expansion of the G Farma business is significantly paced by the state-by-state stepped legalization of medical marijuana and adult recreational use of cannabis, followed by the securing by G Farma of government issued cultivation, production and distribution licenses.

Condensed consolidated financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

Intangibles - Goodwill and Others – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2018 and December 31, 2017.

Cash in attorney trust account

The Company had combined balances of $0 and $314,536 in two attorney trust accounts at September 30, 2018 and December 31, 2017, respectively. The balances could be withdrawn at the option of the Company and did not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2018 and December 31, 2017, the Company has recorded an allowance for doubtful accounts in the amount of $31,843 and $73,105, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

The Company has two $25,000 convertible notes receivable from NeuCourt, Inc. that are recorded at the aggregate principal face amount of $50,000 plus accrued interest of $3,488 and $1,565 at September 30, 2018 and December 31, 2017, respectively. The notes bear 5% interest with one $25,000 principal face amount note maturing on November 8, 2018 and a second $25,000 principal face amount note maturing on October 25, 2019. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into 259,595 and 242,666 Conversion Shares at September 30, 2018 and December 31, 2017, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Subsequent to September 30, 2018, on October 31, 2018, the Company purchased an additional $50,000 convertible note receivable from NeuCourt, on the same terms as the prior two convertible notes, which convertible note matures October 31, 2020. Additionally, on November 8, 2018, the Company received payment of $27,561.12 from NeuCourt in satisfaction of the $25,000 principal and accrued interest on the November 8, 2016 convertible note receivable which was subsequently cancelled, see Note 26.

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in account receivable with annual installment payments of $117,000 through 2026. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. There were no impaired finance receivables as of September 30, 2018. There were no finance leases receivable at December 31, 2017.

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

Property and equipment

Property, equipment and machinery are recorded at cost. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property ranging from 3 to 7 years.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2018 and December 31, 2017.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were 6,942,113 and 7,355,166 as of September 30, 2018 and December 31, 2017, respectively. There were 87,456 and 4,500 potentially dilutive shares outstanding at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive and is not included in calculating diluted weighted average number of shares outstanding. There were no Series Q Preferred Stock issued at September 30, 2017.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the nine months ended September 30, 2018 and 2017, nor were any interest or penalties accrued as of September 30, 2018 and December 31, 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended September 30, 2018 and 2017 were $20,780 and $1,830, respectively. Advertising and promotion costs for the nine months ended September 30, 2018 and 2017 were $46,229 and $31,471, respectively.

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

The fair value of warrants in securities that are not quoted in an active market is based on estimated fair value using the Black Scholes Model.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

Note 3 - Cash in attorney trust account

At September 30, 2018 and December 31, 2017, the Company had combined balances of $0 and $314,536 held in two attorney trust accounts. The accounts did not bear interest and the Company could withdraw funds any time at its discretion.

Note 4 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2018	December 31, 2017
Prepaid health insurance	$5,519	$5,005
Prepaid legal	-	12,000
Other prepaid costs	38,133	27,107
	$43,652	$44,112

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 5 - Bhang Corporation (formerly known as Bhang Chocolate Company, Inc.) and Judgment (continued)

The receivable and accrued interest consisted of the following:

	September 30, 2018	December 31, 2017
Receivable from Bhang Chocolate Company	$-	$1,500,000
Accrued interest	-	540,521
Reimbursed costs	-	5,147
Sub-total	-	2,045,668
Reserve pending collection efforts	-	-
Interest payable to Bhang owners	-	(58,569)
Receivable from Bhang Chocolate Company	-	1,987,099
Current portion	-	(1,987,099)
Long term portion	$-	$-

Note 6 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with annual installment payments of $117,000 for 11 years, through 2026, totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of Series D warrants at $1.60 per share.

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

	September 30, 2018	December 31, 2017
Face value	$936,000	$1,053,000
Unamortized discount	(421,883)	(479,638)
Net balance	514,117	573,362
Current portion	(95,599)	(117,000)
Long term portion	$418,518	$456,362

For the three months ended September 30, 2018 and 2017, $21,401 and $22,591 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2018 and 2017, $57,754 and $68,784 of discount amortization is included in interest income, respectively.

Note 7 - Property and equipment

Property and equipment is comprised of the following:

	September 30, 2018	December 31, 2017
Computers	$29,071	$29,958
Furniture and fixtures	24,406	24,406
Machinery and vehicles	162,413	148,928
	215,890	203,292
Accumulated depreciation and amortization	(171,704)	(162,563)

Net Property and equipment	$44,186	$40,729

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 7 - Property and equipment (continued)

Depreciation and amortization expense was $5,428 and $2,549 for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense was $14,084 and $10,602 for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 – Convertible notes receivable

Convertible notes receivable consists of the following:

	September 30, 2018	December 31, 2017
April 28, 2017 Electrum convertible note receivable bearing interest at 10% and maturing May 12, 2022, with monthly principal and interest payments of $2,290 beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and unpaid interest into 526 membership interest units in Electrum based upon a fixed conversion rate of $164 per membership interest unit. The note was collateralized by cannabis equity securities owned by Electrum.	$-	$90,731

NeuCourt, Inc. convertible note receivable including accrued interest of $2,420 and $1,430 at September 30, 2018 and December 31, 2017. The note bears interest at 5% per annum and matures November 8, 2018. Principal and accrued interest are due at maturity. Principal and unpaid interest could be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt. Subsequent to quarter end, on November 8, 2018, the note and accrued interest was repaid in full.	27,420	26,430

NeuCourt, Inc. convertible note receivable including accrued interest of $1,068 and $135 at September 30, 2018 and December 31, 2017. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	26,068	25,135
Total convertible notes receivable	53,488	142,296
Less current portion	(27,420)	(43,628)
Long term portion	$26,068	$98,668

*

The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, as of September 30, 2018, the Notes would convert into 259,595 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which is to be secured by a deed of trust on real property and requires monthly payments of $1,107 beginning April 15, 2017 with a balloon payment of approximately $94,164 at maturity. Should no property be selected to secure the real estate loan it will be converted to a working capital loan. The second promissory note in the amount of $380,000 was to be used for working capital and requires monthly payments of $3,505 with a balloon payment of approximately $298,185 at maturity. The two G Farma notes, as amended by the subsequent addenda below, are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by two majority shareholders of G Farma. The Company and G Farma have executed six addenda subsequent to the original agreement.

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

Addendum IV (the “Addendum IV”) on September 26, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the of the working capital note to $680,000, increasing the monthly payments on the working capital note to $6,272 per month beginning November 15, 2017. The maturity date remained the same resulting in a total balloon payment of approximately $538,372 at maturity.

Addendum V (the “Addendum V”) on December 6, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the of the working capital note to $780,000, increasing the monthly payments on the working capital note to $7,195 per month beginning January 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $620,708 at maturity.

Addendum VI (the “Addendum VI”) on January 17, 2018, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $880,000, increasing the monthly payments on the working capital note to $8,117 per month beginning February 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $703,874 at maturity.

Addendum VII (the “Addendum VII”) on September 7, 2018, in which Mentor invested an additional $79,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $959,000, increasing the monthly payments on the working capital note to $8,846 per month beginning October 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $772,612 at maturity.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provided that G Farma would not register its stock in a public offering unless it either (i) obtained the written consent of the Company, or (ii) without the Company’s written consent if G Farma issued to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. The stepped addition of each addendum, through Addendum VI, increased item (ii) resulting in a rate of 3.0% of outstanding shares. The Rights Agreement provided for equity rights that were contingent on G Farma registering its stock in a public offering. Mentor management estimated that registration was not likely, and the contingent rights were valued at $0.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

On September 6, 2018, Mentor obtained an immediate 3.75% interest in the G Farma Equity Entities under an Equity Purchase and Issuance Agreement in exchange for relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1.0 Mentor has estimated the fair value of its 3.75% equity in the G Farma Equity Entities based on currently licensed operations of the G Farma Equity Entities at $41,600 based on 3.75% of annualized revenue from licensed Washington sales during the first eight months of 2018. Because the contingent equity position under the Rights Agreement was initially valued at $0, the increase in fair value for the 3.0% of the equity position, $33,250 is reported as a gain on investments in the condensed consolidated income statements for the three and nine months ended September 30, 2018. The additional 0.75% in the equity position is offset as a discount of $8,351 from the additional loan provided for in Addendum VII and will be amortized as additional interest over the life of the loan.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company receives a monthly consulting fee in arears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement. This monthly consulting fee increased proportionately with Addendum II and Addenda IV through VI resulting in a fee of $2,520 per month as of September 30, 2018. Addendum VII increased the consulting fee to $2,741 per month effective October 15, 2018. For the three months ended September 30, 2018 and 2017, $7,560 and $5,040 of consulting fees from G Farma is included in revenue, respectively. For the nine months ended September 30, 2018 and 2017, $22,120 and $9,800 of consulting fees from G Farma is included in revenue, respectively.

Notes receivable from G Farma consists of the following:

	September 30, 2018	December 31, 2017
Real estate note	$113,074	$116,632
Working capital note	919,057	764,389
Note receivable discount	(8,351)	-
Accrued interest	3,140	-
	1,026,920	881,021
Less current portion	(44,346)	(35,445)
Long term portion of notes receivable	$982,574	$845,576

Note 10 – Finance leases receivable

Mentor Partner I

On January 16, 2018, Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and GFarma Brands, Inc. (the “GFarma Entities”) dated January 16, 2018, and amended March 7, April 4, June 20 and September 7, 2018. Partner I acquired and delivered manufacturing equipment as determined by GFarma Entities under sales-type finance leases. The Company recorded equipment sales revenue of $79,770 for the three months ended September 30, 2018 and $549,854 for the nine months ended September 30, 2018. At September 30, 2018, all leased equipment under the finance leases receivable is located in California.

The net investment included in finance leases at September 30, 2018 are as follows:

September 30,
2018
Gross minimum lease payments receivable	$718,023
Less: unearned interest	(182,346)
Finance leases receivable	535,677
Less current portion	(62,966)
Long term portion	472,711

There were no finance leases receivable at December 31, 2017.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 10 – Finance leases receivable (continued)

Mentor Partner I (continued)

At September 30, 2018, minimum future payments receivable under G Farma finance leases were as follows:

12 months ending
September 30,	Amount
2019	$120,425
2020	120,425
2021	120,425
2022	120,425
2023	120,425
Thereafter	115,898
$718,023

Mentor Partner II

On February 11, 2018, Partner II entered into a Master Equipment Lease Agreement with Pueblo West, a Colorado limited liability company (“Pueblo West”). No equipment had been delivered to Pueblo West as of September 30, 2018. Subsequent to quarter end, on October 13, 2018, equipment valued at $458,472 was delivered to Pueblo West in Colorado. See Note 23.

We review the finance leases receivables by individual account to determine expected collectability. The allowance for credit losses is an estimate of the losses inherent in our finance receivables taking into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. No allowance is recorded at September 30, 2018.

The Company records prepayments on leases as a liability under deferred revenue.

Note 11 – Deposits on manufacturing equipment purchases

At September 30, 2018 and December 31, 2017, Partner I had deposits with manufacturing equipment suppliers in the amount of $457,475 and $0, respectively, for equipment that will be leased by the G Farma entities in California once the equipment is delivered.

At September 30, 2018 and December 31, 2017, Partner II has deposits for manufacturing equipment with one supplier in the amount of $340,088 and $0, respectively, for equipment that will be leased by Pueblo West in Colorado.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 13 - Concentration of credit risk

The Company has a significant portion of its assets invested in G Farma entities. These investments include the notes receivable described in Note 9, the finance leases receivable described in Note 10, the contractual interest in legal recovery described in Note 12, and the 3.75% equity in G Farma Equity Entities, described in Note 9. At September 30, 2018, 2018 and December 31, 2017, these assets represent 27% and 19% of the consolidated total assets of the Company, respectively.

The Company closely monitors each investment quarterly based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. No impairments or reserves are recorded at September 30, 2018 or December 31, 2017 for these investments.

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities		Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2016	$-	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(128,623)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,071,902	-	-	107,771
Issuances	-	-	-	-
Sales	(754,644)	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2017	188,635	-	-	163,714

Total gains or losses
Included in earnings (or changes in net assets)	269,754	-	-	86,306
Purchases, issuances, sales, and settlements
Purchases	236,272	-	5,669	86,256
Issuances	-	-	-	8,351
Sales	-	-	-	(108,999)
Settlements	-	-	-	-
Balance at September 30, 2018	$694,445	$-	$5,669	$235,628

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 14 - Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at September 30, 2018 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$130,997	$40,730	$-	$172,740
OTCQB listed company stock	259,088	228,818	-	521,715
	$390,085	$99,962	$-	$694,455

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains and losses recognized during the period on equity securities	$204,408	$(163,445)	$322,605	$(163,445)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$204,408	$(163,445)	$322,605	$(163,445)

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

September 30, 2018 and 2017

Note 15 - Common stock warrants (continued)

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through September 30, 2018 for Series B warrants were $0.11 and Series D warrants were $1.60. In March 2014, as part of a since rescinded transaction, 87,456 Series B warrants were exercised. In April 2017, the remaining 4,500 Series B warrants were exercised. On January 23, 2018, following return of the shares purchased under the rescinded transaction, 87,456 of the Series B warrants were reinstated. As of September 30, 2018, 87,456 Series B warrants remain outstanding.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC with regard to a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of September 30, 2018, and December 31, 2017 the weighted average contractual life for all Mentor warrants was 19.8 years and 20.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the nine months ended September 30, 2018 and 2017, a total of 442,597 and 1,424,883 warrants were exercised, respectively. There were no warrants issued during the periods ended September 30, 2018 and 2017. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated, see Note 5. The intrinsic value of outstanding warrants at September 30, 2018 and December 31, 2017 was $54,223 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,540,383)	(1,544,883)
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated (see Note 5)	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(442,597)	(442,597)
Outstanding at September 30, 2018	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at September 30, 2018	689,159

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 15 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. The Company allowed for a partial redemption of 63,161 Series D Warrants in September 2018 at an exercise price per warrant of $0.35 plus the $0.10 warrant redemption fee. The Company had 379,436 Series D Warrant redemptions in the first eight months of 2018 at their full redemption price of $1.60. On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000. For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. The regular and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share for the nine months ended September 30, 2018 and $1.55 per share for the year ended December 31, 2017.

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

Once the Series D warrants have been fully redeemed and exercised the fees for the D warrant series will likewise be distributed. The President and CEO, Chet Billingsley has agreed to assume liability for paying the redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due Mr. Billingsley from the Company, which are sufficient to cover the redemption fee at September 30, 2018 and December 31, 2017.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 17 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of approximately 2% of the Company’s common shares outstanding at that time. As of September 30, 2018, and December 31, 2017, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Mentor Partner II, LLC to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at September 30, 2018 included this interest. The Core Q Holdings Asset Value at September 30, 2018 remained at $10,000 per share because the leased equipment purchased with such proceeds had not yet been delivered and therefore the revenue anticipated thereby has not been recognized. There is no contingent liability for the Series Q Preferred Stock conversion at September 30, 2018. At September 30, 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.77 into an aggregate of 142,859 shares of the Company’s Common Stock. These shares were anti-dilutive and are not included in weighted average share calculation for the three and nine months ended September 30, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 18 - Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one-year lease in Ramona, California in San Diego County, expiring in August 2019. Rent expense for the three months ended September 30, 2018 and 2017 was $8,170 and $7,770, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $23,710 and $22,470, respectively.

WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space under an operating lease expiring in January 2020. Rent expense for the three months ended September 30, 2018 and 2017 was $6,600 and $6,545, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $19,800 and $17,600, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2022. Vehicle lease expense included in cost of sales in the condensed consolidated income statement for the three months ended September 30, 2018 and 2017 was $61,400 and $47,556, respectively. Vehicle lease expense for the nine months ended September 30, 2018 and 2017 was $174,042 and $134,715, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of September 30, 2018 with original or remaining terms over one year were as follows:

12 months ending	Rental
September 30,	expense
2019	$218,692
2020	176,101
2021	146,956
2022	32,733
$574,482

Note 19 - Long term debt

Long term debt consists of the following:

	September 30, 2018	December 31, 2017
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $1,392 and $2,390 unamortized loan service fee, respectively.	$38,636	$62,659

Total notes payable	38,636	62,659

Less: Current maturities	(36,880)	(33,854)

	$1,756	$28,805

WCI’s commercial credit agreement with Bond Street Servicing, LLC required a $4,000 loan service fee. The service fee is being amortized as additional interest over the life of the loan on a straight line basis.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 20 - Accrued salary, accrued retirement and incentive fee - related party

The Company had an outstanding liability to Mr. Billingsley, its Chief Executive Officer ("CEO"), as follows:

	September 30, 2018	December 31, 2017
Accrued salaries and benefits	$796,843	$780,666
Accrued retirement and other benefits	483,830	465,744
Offset by shareholder advance	(261,653)	(276,929)
	$1,019,020	$969,481

As provided by Board of Director resolution in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. No incentive fee expense was recorded for the three months ended September 30, 2018 and 2017. The incentive fee expense was $0 and $175,997 for the nine months ended September 30, 2018 and 2017, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 23 – Segment Information

The Company is operating an acquisition and investment business. Majority owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals plc (GWPH), Kush Bottles, Inc. (KSHB), Generation Alpha, Inc. (GNAL), previously Solis Tek, Inc., and GB Sciences, Inc. (GBLX) stock, the cost basis of membership interests of Electrum, the fair value of convertible notes receivables and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and Pueblo West, and the operation of subsidiaries in the Cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer related legacy investment until March 2018 and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended September 30, 2018
Net revenue	$101,407	$930,214	$-	$1,031,621
Operating income (loss)	32,257	3,173	(238,527)	(203,097)
Interest income	18,850	1	22,727	41,578
Interest expense	-	4,713	(1,125)	3,588
Property additions	-	13,484	1,658	15,142
Depreciation and amortization	-	3,369	2,059	5,428

Three months ended September 30, 2017
Net revenue	$5,040	$810,062	$-	$815,102
Operating income (loss)	4,654	65,309	(256,944)	(186,981)
Interest income	71,219	1	22,688	93,908
Interest expense	-	4,567	(1,133)	3,434
Property additions	-	-	4,775	4,775
Depreciation and amortization	-	1,461	1,088	2,549

Nine months ended September 30, 2018
Net sales	$598,539	$2,680,541	$-	$3,279,080
Operating income (loss)	151,566	2,382	(761,932)	(607,984)
Interest income	62,759	2	61,403	124,164
Interest expense	181	14,704	(3,298)	11,587
Property additions	-	13,484	4,057	17,541
Total assets	4,270,527	1,150,657	2,736,576	8,157,760
Depreciation and amortization	-	8,554	5,530	14,084

Nine months ended September 30, 2017
Net sales	$9,800	$2,307,994	$-	$2,317,794
Operating income (loss)	8,729	140,257	(997,654)	(848,668)
Interest income	88,541	4	68,971	157,516
Interest expense	-	14,353	(3,402)	10,951
Property additions	-	-	7,909	7,909
Total assets	3,122,165	1,168,649	3,057,673	7,348,487
Depreciation and amortization	-	8,106	2,496	10,602

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 23 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating loss	$(203,097)	$(186,981)	$(607,984)	$(848,668)
Gain (loss) on investments	237,657	(163,445)	118,197	(163,445)
Interest income	41,578	93,908	82,586	157,516
Interest expense	(3,588)	(3,434)	(7,999)	(10,951)
Other expense	-	-	2,380	500

Income before income taxes	$72,550	$(259,952)	$(137,173)	$(865,048)

Note 24 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Beginning balance	$-	$(247,086)	$34,822	$-

Gains (losses) on available for sale securities	-	58,249	-	(188,837)
Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) on available for sale securities	-	28,249	-	(188,837)

Gains on investments in securities reclassified from AOCI to retained deficit	-	163,445	(34,822)	163,445

Less: Tax (tax benefit)	-	-	-	-
Net gains (losses) reclassified from AOCI to retained deficit	-	163,445	(34,822)	163,445
Other comprehensive income (loss), net of tax	-	221,694	(34,822)	(25,392)

Ending balance	$-	$(25,392)	$-	$(25,392)

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 25 – Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income attributable to Mentor common stockholders	$77,224	$(285,796)	$(149,087)	$(922,653)
Denominator
Weighted-average shares used in per share computation -
Basic	23,092,466	22,694,283	23,056,753	22,232,082
Effect of dilutive securities:
Series B Warrants	74,278	-	-	-
Weighted-average shares used in per share computation - diluted	23,166,744	22,694,283	23,056,753	22,232,082
Net income per share attributable to CAI common stockholders:
Basic	$0.003	$(0.013)	$(0.006)	$(0.042)
Diluted	$0.003	$(0.013)	$(0.006)	$(0.042)

The calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, excluded from the denominator 6,942,113 and 7,475,166 of shares, respectively, of common stock warrants because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017, excluded from the denominator 7,029,569 and 7,475,166 shares, respectively, of common stock warrants because their effect would have been anti-dilutive.

The assumed conversion of Series Q Preferred Stock into Common Stock will always be anti-dilutive based on the conversion rate of 1.05% of the Mentor share price. Therefore, the calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, excluded from the denominator 142,859 and 0 shares, respectively, of Series Q Preferred Stock because the conversion value would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017, excluded from the denominator 142,859 and 0 shares, respectively, of common stock warrants because their effect would have been anti-dilutive.

Note 26 – Subsequent events

On October 13, 2018, Partner II delivered equipment to Pueblo West in Colorado at a sales price of $442,114 which is being leased to Pueblo West under a financing lease.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). The Company will pay $100,000 towards ongoing legal costs of the Litigation in exchange for 10% of anything of value received by Electrum as a result of the Litigation (the “Legal Recovery”) plus an additional 1% of the Legal Recovery for each additional $10,000 of litigation costs paid by the Company above the initial $100,000 paid by the Company.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

Note 26 – Subsequent events (continued)

Also, on October 31, 2018, the Company entered into a separate Capital Agreement to provide $100,000 of capital to Electrum. On the earlier to occur of (i) November 1, 2021, and (ii) the final resolution of the Litigation , the Company will receive $100,000 from Electrum and 10% of the Legal Recovery. For each full month for the period between October 31, 2018 and the final resolution of the Litigation, Electrum shall either (i) pay interest to the Company in the amount of $833.34 or (ii) increase the Legal Recovery owed to the Company by 0.083334%.

On October 30, 2018, Mentor purchased an additional $50,000 convertible promissory note from NeuCourt maturing October 31, 2020. Principal and unpaid interest on the Note may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On November 8, 2018, the Company received payment of $27,561 from NeuCourt in satisfaction of the $25,000 principal and accrued interest of $2,561 on the November 8, 2016 convertible note receivable which was subsequently cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist in the understanding of our financial position at September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2018 and 2017 and our Annual Report on Form 10-K for the year ended December 31, 2017.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 2015 as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

In 2009 the Company began focusing its investing activities in leading edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013 the Company was asked to consider investing in a cancer related project with a medical marijuana focus. On August 29, 2013, the Company decided to begin to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in our final remaining cancer investment.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017.

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

This investment in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $107,772 at September 30, 2018 and December 31, 2017, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). The Company will pay $100,000 towards ongoing legal costs of the Litigation in exchange for 10% of anything of value received by Electrum as a result of the Litigation (the “Legal Recovery”) plus an additional 1% of the Legal Recovery for each additional $10,000 of litigation costs paid by the Company above the initial $100,000 paid by the Company.

Also, on October 31, 2018, the Company entered into a separate Capital Agreement to provide $100,000 of capital to Electrum. On the earlier to occur of (i) November 1, 2021, and (ii) the final resolution of the Litigation , the Company will receive $100,000 from Electrum and 10% of the Legal Recovery. For each full month for the period between October 31, 2018 and the final resolution of the Litigation, Electrum shall either (i) pay interest to the Company in the amount of $833.34 or (ii) increase the Legal Recovery owed to the Company by 0.083334%.

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

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable and an additional investment of $25,000 was made as a convertible note receivable in NeuCourt on November 22, 2017 for a total investment of $50,000 (together “Notes”). Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space. Subsequent to quarter end, on October 31, 2018, Mentor purchased an additional $50,000 convertible promissory note from NeuCourt maturing October 31, 2020, on the same terms as the other two Notes. On November 8, 2018, the Company received payment of $27,561.12 from NeuCourt in satisfaction of the $25,000 principal and accrued interest of $2,561 on the November 8, 2016 convertible note receivable which was subsequently cancelled.

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

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Addenda II through VII increased the investment amount secured by the promissory notes to $1,079,000 as of September 7, 2018, see footnote 9 to the condensed consolidated financial statements. The investment consists of a secured promissory note in the principal face amount of $120,000 intended for purchase of real estate and a second secured promissory note in principal face amount of $959,000 intended for working capital of G Farma. In the event real estate is not purchased to secure the real estate note the $120,000 intended for purchase of real estate will be converted to a working capital loan.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provided that G Farma would not register its stock in a public offering unless it either (i) obtained the written consent of the Company, or (ii) without the Company’s written consent if G Farma issued to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. The addition of each addendum increased item (ii) resulting in a rate of 3.0% of outstanding shares as of the signing of Addendum VI. The Rights Agreement provided for equity rights that were contingent on G Farma registering its stock in a public offering. Mentor management estimated that registration was not likely, and the contingent rights were valued at $0. See footnotes 9 to the condensed consolidated financial statements.

On September 6, 2018, Mentor obtained an immediate 3.75% interest in the G Farma Equity Entities under an Equity Purchase and Issuance Agreement in exchange for relinquishing its contingent equity under the Rights Agreement, increasing the working capital loan by an additional $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1. Mentor has estimated the fair value of its 3.75% equity in the G Farma Equity Entities based on currently licensed operations of the G Farma Equity Entities at $41,600 based on 3.75% of annualized revenue from licensed Washington sales during the first eight months of 2018. Because the equity position under the contingent agreement was initially valued at $0, the increase in fair value for the 3.0% of the equity position, $33,250 is reported as a gain on investments in the condensed consolidated income statements for the three and nine months ended September 30, 2018. The additional 0.75% in the equity position is offset as a discount of $8,351 from the additional loan provided for in Addendum VII and will be amortized as additional interest over the life of the loan.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma, which has been subsequently amended, whereby the Company will provide consulting services to G Farma. The monthly consulting payment was increased to $2,741 per month under the September 7, 2018 Addendum VII modification.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. For the period of inception to December 31, 2017 there were no operations. In the nine months ended September 30, 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. At September 30, 2018, $549,854 of equipment was delivered under the lease agreement and $457,475 was paid on deposits for manufacturing equipment.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018. At September 30, 2018, $340,087 was paid on deposit for manufacturing equipment and no equipment had yet been delivered to Pueblo West. Subsequent to September 30, 2018, Partner II delivered equipment to Pueblo West at a sales price of $442,114 which is being leased to Pueblo under a financing lease, see footnote 26 to condensed consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues

Revenue for the three months ended September 30, 2018 was $1,031,622 compared to $815,102 for the three months ended September 30, 2017 (“the prior year period”), an increase of $216,520 or 26.6%. This increase is due to an increase in WCI monthly service fees of $120,152, leased equipment sale of $79,770 compared to $0 for the prior year period, finance lease revenue of $14,078 compared to $0 for the prior year period and an increase in consulting revenue of $2,520 compared to the prior year period.

Gross profit

Gross profit for the three months ended September 30, 2018 was $300,501 compared to $289,211 for the prior year period. Cost of goods sold relate primarily to WCI and Partner I. WCI experienced gross profit of 28.0% for the three months ended September 30, 2018 compared to 35.1% for the prior year period, a decrease of (7.1%). Partner II began operations in February 2018 and had gross profit of 34.6% for the three months ended September 30, 2018.

The decrease in WCI gross profit was due to an increase in fuel costs of 2.4%, an increase in salary, contract labor and related costs of 2.3%, an increase in vehicle costs of 0.6% and an increase in other cost of goods sold of 1.8%, as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2018 was $503,598 compared to $476,192 for the prior year period, an increase of $27,406. The increase is due to a $17,057 increase in insurance expense, a $18,950 increase in advertising costs, a $7,419 increase in travel related costs, a $24,440 increase in Salary and related costs, and a $16,147 increase in other selling, general and administrative expenses, partially offset by a ($56,607) decrease in professional fees in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $275,647 for the three months ended September 30, 2018 compared to ($72,971) for the prior year period, an increase of $348,618. Of the increase $401,102 is due to gains on investments of $237,657 recognized in the current year period compared to losses on investments of $163,445 in the prior year period. This is partially offset by a decrease in interest income of ($52,330) and an increase of ($154) increase in interest expense in the current period as compared to the prior year period.

Net results

The net result for the three months ended September 30, 2018 was income attributable to Mentor of $77,224 or $0.003 per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($285,796) or ($0.013) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Revenues

Revenue for the nine months ended September 30, 2018 was $3,279,080 compared to $2,317,794 for the nine months ended September 30, 2017 (“the prior year nine month period”), an increase of $961,286 or 41.5%. This increase is due to an increase in monthly service fees of $372,547, lease equipment sales of $549,854 compared to $0 for the prior year nine month period, finance lease revenue of $26,565 compared to $0 for the prior year nine month period, and an increase in consulting fees of $12,320.

Gross profit

Gross profit for the nine months ended September 30, 2018 was $1,024,771 compared to $821,771 for the prior year nine month period. WCI experienced gross profit of 31.7% for the nine months ended September 30, 2018 compared to 35.2% for the prior year nine month period, a decrease of (3.5%). Partner I began operations in February and had gross profit of 26.6% on sales of $576,419 for the nine month period ended September 30, 2018.

The decrease in WCI gross profit was due to an increase in fuel costs of 2.0%, an increase in salary, contract labor and related costs of 0.9%, and an increase in other cost of goods sold of 0.6% as a percent of revenue over the prior year nine month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2018 was $1,632,755 compared to $1,670,439 for the prior year nine month period, a decrease of ($37,684). The decrease is due to a ($175,997) decrease in incentive fees to the Company CEO, a ($8,967) decrease in costs of providing service to shareholders, and a ($76,203) decrease in professional fees, partially offset by a $38,218 increase in insurance expense, a $19,340 increase in bad debt expense, a $37,500 increase in management fees, a $62,188 increase in salaries, a $14,758 increase in advertising costs, and a $51,479 increase in other selling, general and administrative expenses in the current period as compared to the prior year nine month period.

Other income and expense

Other income and expense, net, totaled $470,811 for the nine months ended September 30, 2018 compared to ($16,380) for the prior year nine month period, an increase of $487,191. The increase is due to a $519,299 increase in gain on investments, and a $1,880 increase in other income, partially offset by a ($33,352) decrease in interest income, and an increase of ($636) in interest expense in the current nine month period as compared to the prior year nine month period.

Net results

The net result for the nine months ended September 30, 2018 was a loss attributable to Mentor of ($149,087) or ($0.006) per common share compared to net loss attributable to Mentor in the prior year nine month period of ($922,653) or ($0.042) per common share. Management will continue to endeavor to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants for common stock. At September 30, 2018 we had cash and cash equivalents of $1,682,404 and a working capital of $3,499,748. Operating cash outflows in the nine months ended September 30, 2018 were ($48,044), including ($154,823) of net loss, and subtraction for non-cash gain on investment in securities of ($269,548) and gain on long-term investments of ($33,249) included in net income (loss), a subtraction from operating income for the gain on sale of investment in Brighter Day Health of ($53,058), amortization of discount on investment in account receivable of ($57,755), an increase in accrued investment interest income of ($1,588), partially offset by an add back for non-cash depreciation and amortization of $14,084, non-cash bad debt expense of $35,779, and a $472,114 decrease in operating assets. Cash inflows from investing activities in the nine months ended September 30, 2018 were $411,986 due to $1,987,099 in proceeds collected on receivable from Bhang Corporation, $4,140 proceeds from convertible notes receivable, $24,750 proceeds from notes receivable, $109,000 proceeds from sale of investment in BDH, and $117,000 proceeds from investment in receivable, partially offset by ($236,272) purchase of investment securities, ($179,000) invested in notes receivable, ($797,563) deposits on equipment to be leased, ($593,958) investment in finance leases receivable, ($17,541) purchase of property and equipment, and ($5,669) purchase of long-term investment. Net inflows from financing activities during the nine months ended September 30, 2018 were $484,272 of which $401,055 were proceeds received from exercise of warrants and $109,985 was from issuance of Series Q preferred stock, offset by ($24,023) of payments on long-term debt, and ($2,745) non-controlling interest distributions. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

For the nine months ended September 30, 2018, there was one partial redemption of 63,161 Series D Warrants at an exercise price of $0.35 for $22,106 plus $6,316 in warrant redemption fees. In addition, there were 379,436 Series D warrants exercised at the normal redemption price of $1.60 for $607,098 and $0 in warrant redemption fees. On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000. For the remainder of 2017 there were 1,540,382 Series D warrants exercised at the regular redemption price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2018, the Company had 23,139,837 outstanding shares of its Common Stock trading at approximately $0.73. As of the same date the Company also had 87,456 outstanding Series B warrants exercisable for shares of Common Stock at $0.11 per share and 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series B and D warrants do not have a cashless exercise feature. The Company anticipates that the Series D warrants will be increasingly exercised if the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of the Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. The Company also has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise slowed or truncated by the Company. In the period from February 11, 2017 to November 8, 2018, there has been one partial redemption offered in September 2018 in which 63,161 Series D warrants were exercised.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 24.49% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of November 8, 2018, Mr. Billingsley owned approximately 17.96% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 24.49% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants and 87,456 Series B warrants which are exercisable at $1.60 and $0.11 per share, respectively. Additionally, Robert Meyer, Stan Shaul, David Carlile and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and director, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQX system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposit. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

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

On May 30, 2018, Mentor sold 11 shares of its unregistered Series Q Preferred Stock in a private placement for $110,000.

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

Mentor Capital, Inc.

Date: November 12, 2018By:/s/ Chet Billingsley

Chet Billingsley,

Chief Executive Officer

Date: November 12, 2018By: /s/ Lori Stansfield

Lori Stansfield,

Chief Financial Officer