Form 10-K
period 2018-12-31
Mentor Capital, Inc.
filed 2019-03-28
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number 000-55323

Mentor Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0395098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Fourteenth Street, Suite A-2, A-4, A-6, Ramona, CA 92065	(760) 788-4700
(Address of principal executive offices) (Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[   ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting Company	[X]	Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

At June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $17,009,623. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 15, 2019, there were 23,139,837 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek”, “look”, “hope”, “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, as we increase our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Registration Statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-K to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

MENTOR CAPITAL, INC.

PART I

Item 1.Business.

Corporate History and Background

Mentor Capital, Inc. (“Mentor” or “the Company"), which reincorporated under the laws of the State of Delaware in September 2015, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985. The Company was originally incorporated under the laws of the State of California in 1994 as Main Street Athletic Clubs, Inc. and operated a small chain of athletic clubs, a trucking company, and food companies, among other things. In 1996 our registration under Regulation A of the Securities Act of 1933 was declared effective. and we began to trade publicly. In 1997, the Company changed its name to Main Street AC, Inc. and merged with a group of approximately fifteen oil and gas partnerships which proved to be unsuccessful. In 1998 we entered a Chapter 11 bankruptcy reorganization in the Northern District of California, due to a need to decrease oil and gas related debt in excess of asset value.

As we emerged from bankruptcy, the court allowed the original issuance of approximately $145 Million in warrants to the Company’s claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00, $1.60 and $7.00 per share. The outstanding Series D warrants are exercisable at $1.60 per share, at which price we may receive as much as $10 Million in warrant proceeds. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders are more likely to exercise warrants at $1.60 per warrant share if the shares of our Common Stock are priced above $1.60 per share. The longer the Company’s Common Stock share price is above $1.60, the more likely warrant holders will be willing to exercise their warrants. If the Common Stock share price is less than $1.60 for a long period of time, the Company may also decide to lower the exercise price of outstanding warrants to entice warrant holders to exercise their warrants and invest in the Company. The amount of potential funds received by the Company from such exercises will decrease as the warrant exercise price decreases. There are also 87,456 outstanding Series B warrants exercisable at $0.11.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise truncated by the Company. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. In 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $0.90 plus the warrant redemption fee of $0.10 per warrant and an additional 1,540,382 Series D warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $0.11 per warrant. The regular warrant exercises and 1% partial redemption exercises, which exercise price was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share and $1.55 per share for the years ended December 31, 2018 and 2017, respectively.

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

MENTOR CAPITAL, INC.

Recent Developments

Currently, our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our majority-owned subsidiaries, which makes up most of our holdings. We monitor our less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates, on an ongoing basis, within the cannabis industry.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In early 2013 in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in our final remaining cancer investment.

Electrum Partners, LLC (Electrum)

The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 membership interests in Electrum at a conversion rate of $19 per interest. On April 28, 2017, the Company invested an additional $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, Mentor converted the outstanding principal Note II balance of $85,188 plus accrued interest of $1,068 into an additional 526 membership interest units at a fixed conversion rate of $164 per membership interest. At December 31, 2018 and 2017, the Company had a 4.74% and 4.51% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As described further in Footnote 12 to the attached financial statements, Mentor provided $100,000 in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Subsequent to year-end, on January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See footnote 27 to the consolidated financial statements.

Canyon Crest Holdings, LLC (CCH)

On June 25, 2015, the Company formed Canyon Crest Holdings, LLC (“CCH”), a Delaware limited liability company and a wholly owned subsidiary of Mentor. CCH was formed to provide management services to the rapidly evolving cannabis sector. CCH had no operations in 2017 and was dissolved on April 17, 2017.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On approval of the United States patent application, MCIP intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2018 and 2017 was limited to payment of patent maintenance fees in Canada.

MENTOR CAPITAL, INC.

Recent Developments (Continued)

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bore interest at 5% and was paid in full at the maturity date of November 8, 2017. Additional investments of $25,000 on November 22, 2017 and $50,000 on October 31, 2018 were made as convertible notes receivable in NeuCourt (together “Notes”) which bear interest at 5% and mature October 25, 2019 and October 31, 2020, respectively. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.6% of the issued and outstanding NeuCourt shares, for $10,000. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna will hold an 80% interest in any commercial opportunities that result from the study while Dr. Mandelkorn will hold the remaining 20%. As of December 31, 2018 and 2017, the Company had paid $25,000 and $15,000 of the funding, respectively.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington and planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company has made several additional investments in G Farma: Addendum II to the Note Purchase Agreement entered into on April 28, 2017, increased the aggregate investment amount to $600,000; Addendum III entered into on June 4, 2017, increased the aggregate investment amount to $700,000; Addendum IV entered into on September 26, 2017, increased the aggregate investment amount to $800,000; Addendum V entered into on December 6, 2017, increased the aggregate investment amount to $900,000, Addendum VI entered into on January 17, 2018, increased the aggregate investment amount to $1,000,000 and Addendum VII, entered into on September 7, 2018, increased the aggregate investment amount to $1,079,000. On January 29, 2019, Mentor invested an additional $31,000 under Addendum VIII to increase the aggregate investment amount to $1,110,000. At December 31, 2018, the Company’s investment in G Farma consisted of two secured promissory notes: one in the principal face amount of $120,000 intended for the purchase of real estate and a second in the principal face amount of $959,000 intended for working capital of G Farma. In the event real estate is not purchased to secure the real estate note the $120,000 intended for the purchase of real estate may be converted to a working capital loan.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement, amended January 17, 2018, which provided that G Farma would not register its stock in a public offering unless it either (i) obtained the written consent of the Company, or (ii) without the Company’s written consent if G Farma issued to the Company shares of each class or series of G Farma stock then outstanding equal to 3.0% of each such number of shares, calculated on a full dilution full conversion basis. On September 6, 2018, Mentor entered into an Equity Purchase and Issuance Agreement with G Farma under which Mentor received equity interests equal to 3.75% of the entirety of G Farma and its affiliates’ (“G Farma Equity Entities”) interests in exchange for increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. In addition, following entry into the Entity Purchase and Issuance Agreement, Mentor agreed to reduce the contingent equity in the Right’s Agreement from 3.0% to 0.0% under Addendum VII,. Coincident with Addendum VIII, dated January 29, 2019, that increased the working capital promissory note by $31,000, the Company obtained an immediate additional 0.093% interest in the G Farma Equity Enities, resulting in a total 3.843% interest in the G Farm Equity Entities. In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1.

MENTOR CAPITAL, INC.

Recent Developments (Continued)

At December 31, 2018, Mentor estimated the fair value of its 3.75% equity in the G Farma Equity Entities based on currently licensed operations of the G Farma Equity Entities at $41,600 based on 3.75% of annualized revenue from licensed Washington sales during the first eight months of 2018.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company will provide consulting services to G Farma. The monthly consulting payment has been increased by subsequent addenda, and effective March 15, 2019 will be $2,828 per month, under the January 29, 2019 Addendum VIII modification.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. For the period of inception to December 31, 2017, there were no operations. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the year ended December 31, 2018, Partner I recognized revenue on equipment sales under finance leases of $1,113,919 with cost of goods sold of $856,861, and finance revenue of $43,247. In 2019 we will continue to recognize finance revenue from finance lease interest and estimate additional equipment sales of approximately $83,000.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC (“Pueblo”) under a Master Equipment Lease Agreement dated February 11, 2018. During the year ended December 31, 2018, Partner II recognized revenue on equipment under finance leases of $449,719 with cost of goods sold of $345,938, and finance revenue of $10,506. In 2019 we will continue to recognize finance revenue from finance lease interest. Subsequent to year end, on March 12, 2019, Partner II entered into a Second Addendum to its lease with Pueblo under which approximately $75,000 of equipment sales revenue will be recognized in 2019.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner III had no activity in 2018.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner IV had no activity in 2018.

MENTOR CAPITAL, INC.

Overview

Our goal is to focus future investments in the medical marijuana and social use cannabis sector. Currently, our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates within the cannabis industry on an ongoing basis.

Mentor seeks to take significant positions in medical marijuana and cannabis companies to provide public market liquidity for founders, protection for investors, funding for the cannabis companies, and to incubate private cannabis companies that Mentor believes to have significant potential. When Mentor takes a significant position in its investees, it provides financial management when needed but leaves operating control in the hands of the cannabis company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance are three potential key advantages to cannabis founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical, and the Company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

At December 31, 2018, the Company and subsidiaries had the following cannabis-related and non-cannabis investments in place. The Company’s aggregate investment in these companies currently totals $4,673,007:

•$194,028 investment in Electrum Capital Partners, LLC membership interests.

•$200,000 investment in contractual interest in Electrum Capital Partners, LLC legal recovery.

•$67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $3.6 Million revenue generating private service business based in Phoenix, AZ with services in Austin, TX also. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facilities related costs.

•$535,518 investment in an account receivable with annual payments of $117,000 that expires in or around January 2026 from a non-affiliated individual;

•$1,111,460 finance leases receivable from G Farma

•$1,016,826 convertible promissory notes receivable from G Farma.

•$600,002 receivable from assigned interest in G Farma recovery in civil forfeiture or similar recoveries.

•$425,821 finance leases receivable from Pueblo West.

•$41,600 estimated fair value for 3.75% ownership in G Farma Equity Entities.

•$76,801 invested in NeuCourt, Inc. including accrued interest under two convertible promissory notes receivable that bear interest at 5% per annum.

•$10,000 invested in NeuCourt, Inc. Common Stock, representing approximately 6.6% of issued and outstanding NeuCourt Common Stock.

•$25,000 investment through Mentor IP, LLC for potential rights on a patent application for THC vape systems.

•$97,390 investment in NASDAQ listed company stock.

•$265,195 investment in OTCQB listed company stock.

•$5,669 investment in OTCQB listed company stock warrants.

The Company continually works to identify cannabis related acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently, there are 34 states, and the District of Columbia, Guam, Puerto Rico and U.S. Virgin Islands, that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. The state laws are in conflict with the federal Controlled Substances Act, which classifies cannabis as a schedule I controlled substance and makes marijuana use and possession illegal at the national level. In Gonzales v. Raich, 545 U.S. 1, 125 S. Ct. 2195 (2005), the United States Supreme Court ruled that under the authority of the Commerce Clause, U.S. Const., art. I, § 8, it is the Federal Government that has the right to regulate cannabis under the Controlled Substances Act, and criminalize cannabis, even for medical purposes. Thus, even in states where the use of cannabis has been legalized, its use remains a violation of federal law.

MENTOR CAPITAL, INC.

Overview (Continued)

The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. However the Trump administration has indicated that it will reconsider such policy and practice, especially with respect to recreational cannabis. Even if the Trump administration affirms the same approach with respect to medical or recreational cannabis, there is no guarantee that such policy and practice will not change regarding the low-priority enforcement of federal laws in states where cannabis has been legalized.

Competition

There are many companies that are interested in investing in the medical marijuana and cannabis industry, many of which are well-funded companies. Additionally, the operating companies in the cannabis sector are highly fragmented and compete against each other. Any acquisition by Mentor will be in competition with several other similar cannabis related operations in the sector.

Employees

Mentor has 4 full-time employees and 1 part-time employee in its corporate office in Ramona, California. The corporate office employees also provide administrative support for MCIP, Partner I, and Partner II operations. WCI has 36 full-time employees and 1 part-time employee in Tempe, Arizona and 4 full-time employees in Austin, Texas.

Available Information About Registrant

We have voluntarily registered our securities under Section 12(g) of the Securities Exchange Act of 1934, and such registration became effective January 19, 2015. Since that date, we have filed quarterly, annual, and current reports with the Securities and Exchange Commission (“SEC”).

The public may read and copy any materials filed by the Registrant with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or directly at (202) 551-8300. The SEC maintains an Internet site containing reports, proxy and information statements, and other information regarding electronic filers at http://www.sec.gov.

We intend to make available our periodic reports and other required disclosures at our company website located at: www.MentorCapital.com.

Item 1A.Risk Factors.

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

MENTOR CAPITAL, INC.

Management has a lack of experience operating as a fully reporting company and meeting the associated reporting obligations. (Continued)

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 30 years, and only four years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management has not been required to prepare and make such required disclosures. As a reporting company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. As management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2018, the Company had 23,139,837 outstanding shares of its Common Stock trading at approximately $0.34. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At December 31, 2018, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. In 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $0.90 plus the warrant redemption fee of $0.10 per warrant and an additional 1,540,382 Series D warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $0.11 per warrant.

We operate in a turbulent market populated by businesses that are highly volatile.

The U.S. market for cannabis products is highly volatile. While we believe that it is an exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking or brokerage relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business.

MENTOR CAPITAL, INC.

Many cannabis activities, products, and services still violate law.

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states, and the U.S. government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty, we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business, and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting the sale of what is considered drug paraphernalia. If our, or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets.

Our business model is to partner with or acquire other companies.

We do not manufacture or sell cannabis products or services. Rather, we try to find cannabis businesses whose products, managers, technology or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date, several of our acquisitions/investments have not turned out well for us, and an effort in 2014 to secure a $35 million loan resulted in a $621,250 loss.

The Federal Government’s attitude toward cannabis could materially harm our business

Changes to the Federal Government’s administration and the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use could materially negatively affect our business. If recreational use is limited, that could represent 75% of the potential overall cannabis market revenues. Eliminating recreational cannabis use would be an existential threat to many cannabis entities. Being historically illegal, many cannabis contracts, including our contracts, may not be able to be enforced in the courts.

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

MENTOR CAPITAL, INC.

A failure to obtain financing could prevent us from executing our business plan.

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 36 months. It is possible that if future financing is not obtained, we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more cannabis businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We, and our partners and subsidiaries intend to rely on patent protection, trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our, and our affiliates’ and partners’, products and services or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our, and our affiliates’ and partners’, proprietary rights may not be adequate and third parties may infringe or misappropriate our, and our affiliates’ and partners’, patents, copyrights, trademarks, and similar proprietary rights. If we, or our affiliates and partners, fail to protect intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that neither we nor our affiliates and partners infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley, and other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 24.49% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 15, 2019, Mr. Billingsley owned approximately 17.96% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 24.49% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. (See footnote 17 to the consolidated financial statements.) Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

MENTOR CAPITAL, INC.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, and extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in cannabis companies that develop and enhance products and services offered in the cannabis market. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Our partners’ and affiliates’ products may be used for medical purposes. We may become the subject of litigation alleging that our partners’ and affiliates’ products were ineffective or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to, but do not now, carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

•sales, sales cycle, and market acceptance or rejection of our affiliates’ products;

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

•justified or unjustified adverse publicity; and

•proper or improper third-party short sales or other manipulation of our stock.

MENTOR CAPITAL, INC.

We have a long business and corporate existence.

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996, at which time our Common Stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware.

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

Competitors in the Canadian public market may have a material advantage over us. The Canadian government has loosened the laws and regulations with regard to cannabis earlier and at a faster pace than in the United States. The financial regulations with regard to cannabis investing and banking are also more favorable in Canada than for the Company in the United States. This Canadian advantage may have a material negative effect on the Company business.

Item 1B.Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office facilities used in our business. Mentor currently rents 2,000 square feet of office space under a one-year lease in Ramona, California in San Diego County expiring in August 2019. WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space for $2,200 per month under an operating lease expiring in January 2020. WCI does not have an office or warehouse space in Austin, Texas. MCIP, Partner I, and Partner II administrative support is provided by Mentor in its Ramona, California corporate offices.

MENTOR CAPITAL, INC.

Item 3.Legal Proceedings.

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

On January 25, 2018, an action initiated in the United States District for the District of Utah against the Company by the wife and daughter of Bhang’s corporate counsel was dismissed with prejudice. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to the issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice. Please see Mentor’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 for further information.

Item 4.Mine Safety Disclosures.

Not applicable.

MENTOR CAPITAL, INC.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of Common Stock are traded on the Over-The-Counter OTCQX Best Market (“OTCQX”) under the symbol “MNTR.”

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported on the OTC Markets. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended December 31, 2018	$0.88	$0.30
Quarter Ended September 30, 2018	$1.13	$0.64
Quarter Ended June 30, 2018	$1.48	$0.77
Quarter Ended March 31, 2018	$2.65	$1.00
Quarter Ended December 31, 2017	$2.29	$0.45
Quarter Ended September 30, 2017	$1.27	$0.69
Quarter Ended June 30, 2017	$2.24	$0.99
Quarter Ended March 31, 2017	$4.82	$1.00
Quarter Ended December 31, 2016	$1.70	$0.57

Holders

As of December 31, 2018, there were approximately 12,606 registered holders of record of our Common Stock. As of December 31, 2018, we had a total of 23,139,837 shares of Common Stock issued and outstanding; 11 shares of Series Q Preferred Stock issued and outstanding; 87,456 Series B warrants outstanding which are exercisable for 87,456 shares of Common Stock; 6,252,954 Series D warrants outstanding which are exercisable for 6,252,954 shares of Common Stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This will be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period January 1, 2017 through December 31, 2018, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased under plan	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through December 31, 2017	0	N/A	44,748	255,252
January 1 through December 31, 2018	0	N/A	44,748	255,252
TOTAL	0		44,748	255,252

MENTOR CAPITAL, INC.

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

Each of these sales of shares of Common Stock was made in reliance on Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

Proceeds of $100,000 were used for operating expenses of the Company. Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 12 to the consolidated financial statements. Proceeds of $110,000 were invested in the Company’s wholly-owned subsidiary, Mentor Partner II, for purposes of purchasing equipment.

Item 6.Selected Financial Data.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2018 and December 31, 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015 as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in our final remaining cancer investment.

MENTOR CAPITAL, INC.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest. WCI is included in the consolidated financial statements for the years ended December 31, 2018 and 2017.

Bhang Corporation fka Bhang Chocolate Company, Inc.

On February 28, 2014, the Company entered into an agreement to purchase a 60% ownership in Bhang Corporation, formerly known as Bhang Chocolate Company, Inc., (“Bhang”) which was subsequently rescinded, see Part I, Item 3 “Legal Proceedings.” Following arbitration of the dispute, on December 29, 2016, Mentor obtained a judgment in the amount of $1,921,534.62 against Bhang Corporation and its predecessor in interest, Bhang Chocolate Company, Inc., in the United States District Court for the Northern District of California. At December 31, 2017, amounts paid to Bhang are reported as Receivable from Bhang Chocolate Company in the consolidated balance sheet in the amount of $1,987,099 which represents $2,045,668 for settlement of the judgment, accrued interest and reimbursed costs less $58,569 of interest payable on the cost of Mentor Common Stock to be returned by Bhang owners. On January 23, 2018, the Company received a net payment of $1,758,949 and the return of 117,000 shares of Mentor common stock purchased by two Bhang shareholders in exchange for a payment of $286,719 to the two Bhang shareholders which was offset against the amounts owed to Mentor by Bhang.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment, and management company. The Company invested $100,000 in Electrum as a convertible note receivable on March 12, 2014. Effective June 30, 2017, Mentor converted the note plus $7,772 of accrued interest into 5,672 membership interest units in Electrum at an equity conversion rate of $19 per membership interest unit.

On April 28, 2017, the Company invested an additional $100,000 in Electrum (“Note II”) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, Mentor converted the outstanding principal Note II balance of $85,188 plus accrued interest of $1,068 into an additional 526 membership interest units at a fixed conversion rate of $164 per interest.

The investment in Electrum is reported in the consolidated balance sheets as an investment at cost of $194,028 and $107,772 at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 and 2017, the Company had a 4.74% and 4.51% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Footnote 12 to the attached financial statements, Mentor provided $100,000 in capital for payment of for Litigation costs. In exchange, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested and additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Subsequent to year-end, on January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery, see footnote 27 to the consolidated financial statements.

MENTOR CAPITAL, INC.

Acquisitions and investments (Continued)

NeuCourt, Inc.

On November 8, 2016, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bore interest at 5% and was paid in full at the maturity date of November 8, 2017. Additional investments of $25,000 on November 22, 2017 and $50,000 on October 31, 2018 were made as convertible notes receivable in NeuCourt (together “Notes”) which bear interest at 5% and mature October 25, 2019 and October 31, 2020, respectively. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.6% of the issued and outstanding NeuCourt shares, for $10,000. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington and planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company has made several additional investments in G Farma. Addenda II through VII increased the aggregate investment amount to $1,079,000. Subsequent to December 31, 2018, on January 29, 2019, under Addendum VIII Mentor increased the aggregate investment amount to $1,110,000.

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement, amended January 17, 2018, which provided that G Farma would not register its stock in a public offering unless it either (i) obtained the written consent of the Company, or (ii) without the Company’s written consent if G Farma issued to the Company shares of each class or series of G Farma stock then outstanding equal to 3.0% of each such number of shares, calculated on a full dilution full conversion basis.

On September 6, 2018, Mentor entered into an Equity Purchase and Issuance Agreement with G Farma under which Mentor received equity interests equal to 3.75% of the entirety of G Farma and its affiliates (“G Farma Equity Entities”) interests in exchange for increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farma Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1. At December 31, 2018, Mentor estimated the fair value of its 3.75% equity interest in the G Farma Equity Entities based on currently licensed operations of the G Farma Equity Entities at $41,600 based on 3.75% of annualized revenue from licensed Washington sales during the first eight months of 2018. Subsequent to year-end, on January 29, 2019, Addendum VIII increased the working capital note by $31,000, and the Company obtained an immediate additional 0.093% interest in the G Farma Equity Entities, resulting in a total 3.843% interest in the G Farma Equity Entities.

Also, on March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company will provide consulting services to G Farma. The monthly consulting payment was increased to $2,828 per month effective March 15, 2019, under the January 29, 2019, Addendum VIII modification.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended, see footnote 17 to the consolidated financial statements.

MENTOR CAPITAL, INC.

Acquisitions and investments (Continued)

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended, see footnote 17 to the consolidated financial statements. Subsequent to year end, Mentor contributed an additional $61,368 to Partner II to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Addendum to the lease, see footnote 27 to the consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner III had no activity in 2018.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner IV had no activity in 2018.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Critical Accounting Policies

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of majority-owned subsidiaries of 51% or more. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

Segment reporting

The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2018 and 2017.

Cash in attorney trust account

The Company had combined balances of $0 and $314,536 in two attorney trust accounts at December 31, 2018 and 2017, respectively. The balances could be withdrawn at the option of the Company and did not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2018 and 2017, the Company has recorded an allowance in the amount of $18,907 and $73,105, respectively.

Investments in securities, at fair value

Investment in securities consists of debt and equity securities reported at fair value. The Company adopted ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” effective January 1, 2018, which requires that any change in fair value is reported in net income. The adoption of the guidance resulted in the recognition of $34,822 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased our retained deficit as of January 1, 2018, and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net.

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period.

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

Convertible notes receivable

The Company had a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017. Under the Addendum, the Company invested an additional $100,000 in Electrum by the purchase of a second promissory note in the principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly. Note II required monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and accrued but unpaid interest totaling $86,256 into an equity investment in Electrum at $164 per unit for 526 membership interest units.

The Company has convertible notes receivables from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 and $50,000 plus accrued interest of $1,801 and $1,565 at December 31, 2018 and 2017, respectively, as presented in Note 8. The notes bear 5% interest with one $25,000 principal face amount note maturing on October 25, 2019, and a second $50,000 principal face amount note maturing on October 31, 2020. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares.

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

Using the valuation cap of $3,000,000, the Notes would convert into 270,324 and 242,666 Conversion Shares at December 31, 2018 and 2017, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Investments

Available-for-sale investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses are generally recorded in other comprehensive income.

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period.

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

Long-lived assets impairment assessment

In accordance with the FASB Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets are dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired, and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists and then measure the impairment using discounted cash flows.

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an Exchange Agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year through 2026. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

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

For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease.

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. There were no impaired finance receivables as of December 31, 2018. There were no finance leases receivable at December 31, 2017.

Credit quality of notes receivable and finance leases receivable and credit loss reserve

As our notes receivable and finance leases receivable are limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments. As part of the monitoring process, we may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years; and vehicles and trailers, five years.

Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2018 and December 31, 2017.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”, ASC 606, “Revenue from Contracts with Customers”, and FASB ASC Topic 840, “Leases.” Revenue is reported net of any related sales tax.

Service fees generated by WCI are for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed.

For each finance lease, the Company recognized as a gain or loss the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at the inception of the applicable lease. At lease inception we capitalize the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income.

Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

Revenue from consulting agreements is recognized at the time the related services are provided as specified in the consulting agreements.

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

Basic and diluted income (loss) per common share

We compute net loss per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,400,000 as of December 31, 2018 and 2017, respectively. There were 87,456 and 0 potentially dilutive shares outstanding at December 31, 2018 and 2017, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2018 and is not included in calculating the diluted weighted average number of shares outstanding. There was no Series Q Preferred Stock issued at December 31, 2017.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes”, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes”. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2018 and 2017, nor were any interest or penalties accrued as of December 31, 2018 and 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred.

Fair value measurements

The Company adopted ASC 820, “Fair Value Measurement”, which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

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

The fair value of the investment in account receivable is based on the net present value of calculated interest and principal payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar investments.

The fair value of notes receivable is based on the net present value of calculated interest and principal payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

The fair value of long-term notes payable is based on the net present value of calculated interest and principal payments. The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on market rates.

Recent Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through the issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

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

MENTOR CAPITAL, INC.

Critical Accounting Policies (Continued)

We also adopted the following standards during 2018, none of which had a material impact on our financial statements or financial statement disclosures

Standard		Effective date
2017-08	Receivables - Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows – Restricted Cash	January 1, 2018
2016-16	Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Newly Issued Not Yet Effective Accounting Standards

Lease Accounting - In February 2016, the FASB issued ASU No. 2016-02, “Leases”, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We plan to utilize this transition option when we adopt this standard on January 1, 2019 and plan to elect to use the transition practical expedients package available to us under this new standard. As a result of adoption of this standard, the Company will record a right-of-use asset and lease liability of approximately $556,000 on January 1, 2019.

Credit Losses - Measurement of Credit Losses on Financial Instruments – Issued in June 2016, ASU 2016-13, “Financial Instruments—Credit Losses Measurement of Credit Losses on Financial Instruments,” replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its revised effective date of our fiscal year beginning after December 15, 2021, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Intangibles - Goodwill and Others – Issued in January 2017, ASU 2017-04, “Intangibles—Goodwill and Other Simplifying the Test for Goodwill Impairment,” simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017:

Revenues

We had revenue of $5,281,533 and gross profit of $1,582,599 (30% gross profit) for the year ended December 31, 2018 versus revenue of $3,182,700 and gross profit of $1,107,045 (34.8% gross profit) for the year ended December 31, 2017, an increase in revenue of $2,098,833 and an increase in gross profit of $475,554. WCI service fee revenue in 2018 increased by $466,498 with an increase in gross profit of $46,018. We recognized revenue from the direct sale financing leases of $1,563,638 in 2018 compared to $0 in 2017 with related gross profit in 2018 on equipment sales of $360,839. Finance lease revenue was $53,754 in 2018 compared to $0 in 2017. Consulting revenue was $30,343 in 2018 compared to $15,400 in 2017.

MENTOR CAPITAL, INC.

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017: (Continued)

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2018 was $2,170,029 compared to $2,317,556 for the year ended December 31, 2017, a decrease of ($147,527). The decrease was due to a decrease legal and professional fees of ($166,036) and a decrease in incentive fees of ($175,997), partially offset by an increase in business and life insurance of $46,354, an increase in management fees of $20,000, an increase in telephone costs of $12,964, an increase in salaries and related costs of $69,812, an increase in bad debt expense of $25,245, and an increase in other selling, general and administrative expenses of $20,131.

Other income and expense

Other income and expense, net, totaled $186,401 for the year ended December 31, 2018, compared to $504,568 for the year ended December 31, 2017, a decrease of ($318,167). The decrease was due primarily to ($594,947) of interest awarded in the Bhang lawsuit which was recognized in 2017, and a loss on equipment disposed of in 2018 of ($2,738), partially offset by an increase in other sources of interest income of $25,568, an increase in gain (loss) on investment of $188,574, a decrease in interest expense of $56,055, and a $9,321 increase in other income.

Net results

The net result for the year ended December 31, 2018 was a net loss attributable to Mentor of ($409,161) or ($0.018) per Mentor common share compared to a loss attributable to Mentor of ($753,895) or ($0.034) per Mentor common share for the year ended December 31, 2017. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2018, we had cash of $1,470,574 and working capital of $2,153,846. Operating cash outflows during 2018 were ($248,801), inflows from investing activities were $322,117, and inflows from financing activities were $563,068. We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2018, we had cash of $1,470,574 and working capital of $2,153,846. Operating cash outflows in the year ended December 31, 2018 were ($248,801), including ($420,279) of net loss, less non-cash amortization of discount on our investment in account receivable of ($79,156), less gain on long term investments of ($86,307), less increase in operating assets of ($100,028), offset by an increase in operating liabilities of $285,940, non-cash depreciation and amortization of $20,762, loss on equipment disposal of $2,738, bad debt expense of $63,529, decrease in accrued interest income of $1,678 and add back of $62,322 on the net change in unrealized losses on investment in securities, at fair value.

Net cash inflows in 2018 from investing activities were $322,117 including proceeds from the receivable from Bhang Corporation of $1,987,099, proceeds from convertible notes receivable of $27,561, proceeds from notes receivable of $34,844, proceeds from the sale of our investment in BDH of $109,000, and proceeds from investment in account receivable of $117,000, partially offset by outflow to purchase investment securities of ($236,272), advanced on notes receivable to G Farma of ($179,000), advance on convertible notes receivable of ($50,000), deposits on equipment of ($43,907), investment in direct finance leases of ($1,202,799), purchase of contractual interest in legal Recovery of ($200,000), purchases of property and equipment of ($25,74), and purchase of long-term investments of ($15,669).

Net inflows from financing activities in 2018 were $563,068 including proceeds received from exercise of warrants of $629,205, proceeds from issuance of Series Q preferred shares of $109,985, proceeds from related party payable of $40,000, and proceeds from long-term debt of $50,000, partially offset by payments to rescind Bhang owners’ common stock of ($228,150) payments on long-term debt of ($34,438), and distributions to a non-controlling shareholder of WCI of ($3,534). We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

MENTOR CAPITAL, INC.

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017: (Continued)

We believe our existing available resources will be sufficient to satisfy our funding requirements for 3 years.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise truncated by the Company.

In January 2018, there were 379,436 Series D warrants exercised at the regular exercise price of $1.60 for Series D warrants for $607,097. On September 9, 2018, there were two partial redemption requests accepted to exercise 63,161 outstanding Series D warrants for $22,106 plus warrant redemption fees of $$6,316. On February 10, 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $90,000 plus warrant redemption fees of $10,000. For the remainder of 2017, there were 1,540,382 Series D warrants exercised at the regular exercise price of $1.60 for Series D warrants for $2,394,611 plus warrant redemption fees of $92,054. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $495. We believe that if such redemptions and exercises continue, partial warrant redemptions and warrant exercises will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 8.Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2018, and 2017, begins on page F-1 of this Annual Report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

MENTOR CAPITAL, INC.

Item 9A.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resources constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in internal control over financial reporting in the years ended December 31, 2018 and 2017.

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

MENTOR CAPITAL, INC.

Item 9A.Controls and Procedures. (Continued)

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Item 9B.Other Information.

None

MENTOR CAPITAL, INC.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2018, are as follows:

Name	Age	Position
Chet Billingsley	66	President and Chief Executive Officer, Chairman of the Board of Directors, and Audit Committee Member
Lori Stansfield	59	Chief Financial Officer, Treasurer, and Director
Robert B. Meyer	79	Secretary and Director
Stan Shaul	54	Director and Audit Committee Member
David G. Carlile	62	Director and Audit Committee Chair

Chet Billingsley has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. On behalf of the Company, Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and as CEO successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a Master’s Degree in Applied Physics from Harvard University, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985. An avid business writer, Mr. Billingsley’s most recent feature is “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, has been our Chief Financial Officer since May 27, 2014. On April 9, 2015, Lori was appointed as a director and named as Treasurer. For the six years prior to joining Mentor, Lori was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited and prepared financial statements during the past thirty years. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Master’s Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Robert B. Meyer, was named Secretary of the Board of Directors on April 9, 2015. He previously held a director position between January 11, 2000 and August 27, 2003 and later returned to this role on April 29, 2012. As the largest outside shareholder, Mr. Meyer has been a senior professional voice in the company's management for over 18 years. Mr. Meyer was the founder, publisher, and editor of a business magazine, Barter News, which went into print in 1979. In 2003, he began a monthly newsletter called The Competitive Edge. He was one of the first charter inductees of the International Reciprocal Trade Association's "Barter Hall of Fame," and he has twice addressed the American Countertrade Association, a prestigious organization of Major Fortune 500 companies who countertrades in billions of dollars annually. As a business founder, Mr. Meyer brings his knowledge and business understanding to Board discussions. Mr. Meyer is a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots and Milwaukee Brewers from 1960 - 1971. Mr. Meyer has no affiliated or conflicting outside business interests.

Stan Shaul was appointed as a director on November 24, 1998, and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee. Mr. Shaul was our Treasurer from November 24, 1998 until April 9, 2015. Mr. Shaul is the President of SportsClix, Inc. that he founded and incorporated on November 15, 1999, Co-Founder/Chief Architect of Podium, Inc., and the President of Cardan Media. He has over 30 years of experience in software engineering, team building, management, and development. As a business founder and significant Company shareholder, he brings business understanding, insight, and shareholder interest to his Board deliberations. He graduated with a Bachelor's degree in Mathematics and Computer Science from UCLA. Mr. Shaul has no affiliated or conflicting outside business interests.

MENTOR CAPITAL, INC.

David G. Carlile was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor's Audit Committee and named Audit Committee Chairman. For over 34 years, Mr. Carlile has served in Senior Management positions in the coal industry; he has been the President of Carlile Enterprises, Inc. for over 17 years. He received his BS in Mining Geology from the Imperial College, University of London in 1977. He also received a Master's Degree in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

Earl Kornbrekke (76), served as a member of Mentor’s Board of directors until his resignation on April 14, 2017. During his tenure, Mr. Kornbrekke brought with him the continuity and senior business understanding of a senior business founder and a longtime Company shareholder. He was the largest investor in the Company during its first decade. Mr. Kornbrekke had no affiliated or conflicting outside business interests while he was a member of the Company’s Board.

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

•An inquisitive and objective perspective, strength of character, and the mature judgment essential to effective decision making;

•Expertise that is useful to the Company and complementary to the background and experience of other Board members; and

•Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations, and industry.

The Board believes that our current directors meet these criteria. The directors bring a strong and diversified background and set of essential skills to the Board, as described above in the director descriptions.

Term of Office

All directors hold office until the next annual meeting of shareholders and until their respective successors are elected. Directors may also be elected at any special meeting of shareholders held for that purpose. Nominees for the board of directors are presented by management. Except for a vacancy created by the removal of a director, all vacancies in the Board of Directors, whether caused by resignation, death or otherwise, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until his successor is elected at an annual, regular or special meeting of the shareholders. Vacancies created by the removal of a director may be filled only by approval of the shareholders. The shareholders may elect a director at any time to fill any vacancy not filled by the directors.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his or her ability or integrity during the past ten years.

MENTOR CAPITAL, INC.

Audit Committee

In preparation for Mentor’s move to the OTCQX tier of the OTC system, on May 6, 2017, a resolution was unanimously adopted by the Board to create an audit committee, and the following board members were appointed to serve on the committee: Stan Shaul, David Carlile, and Chet Billingsley. It was further resolved, that David Carlile serve as the chairman of the Company’s Audit Committee. Our Audit Committee operates under a written charter which may be found on Mentor’s website at https://ir.mentorcapital.com/corporate-governance.

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

The Audit Committee had one meeting in 2018 which was attended by all members.

Membership of the Audit Committee

The Audit Committee shall be comprised of three or more directors as determined by the Board, of which a majority of the members shall satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and all other regulatory requirements applicable to the Company. Two members of the Audit Committee, Messrs. Shaul and Carlile, are considered independent under the Audit Committee Charter. Mr. Billingsley, as an employee of the Company, is not an independent member but he was appointed to the Audit Committee because Mr. Billingsley has intimate knowledge of the Company and provides financial expertise.

Each Audit Committee member understands fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement. Mr. Billingsley, an employee of the Company, serves as the “audit committee financial expert” as defined under applicable SEC rules and is not independent. Audit Committee members shall continue to be members as long as they remain directors and until their successors as committee members are elected and qualified or until their earlier death, incapacity, resignation or removal. Any member may be removed by the Board, with or without cause, and for no cause, at any time. Vacancies on the Audit Committee may be filled by the Board.

Audit Committee Report

The Audit Committee provides this report for the Company’s Annual Report for the year ended December 31, 2018 on Form 10-K. The following disclosure is made over the printed names of each member of the Audit Committee. The members of the Audit Committee have signed the current disclosure.

REPORT OF THE AUDIT COMMITTEE

The following is the report of the Audit Committee with respect to our audited financial statements for the fiscal year ended December 31, 2018.

We reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2018. In addition, we discussed with BF Borgers CPA PC the matters required by Accounting Standards No. 1301, “Communications with Audit Committees.” Also, we received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and have discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

David Carlile (Audit Committee Chairman)

Stan Shaul

Chet Billingsley

MENTOR CAPITAL, INC.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders. Our Board has not considered or adopted a policy regarding the consideration of director candidates recommended by our stockholders as we have not received a recommendation from any stockholder for any candidate to serve on our Board for over ten years. We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company and the small remuneration for attendance at the Board meetings.

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

MENTOR CAPITAL, INC.

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

Mentor held four meetings of the Board of Directors in 2018 and four meetings of the Board of Directors in 2017. All directors attended each of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. All of our executive officers, directors, and greater-than-ten percent stockholders have complied with Section 16(a) filing requirements by timely filing Forms 4 during the last fiscal year.

Code of Ethics

On March 21, 2019, the Company adopted a Code of Ethics in compliance with Section 406 of Regulation S-K which is applicable to all officers, directors, and employees of the Company. The Code of Ethics is available at the Company’s website www.mentorcapital.com without charge. Interested persons may also request a copy of such Code of Ethics without charge by contacting the Company at the address or telephone number included on the cover page of this Annual Report on Form 10-K.

MENTOR CAPITAL, INC.

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer and each other executive officer serving as such whose annual compensation exceeded $100,000. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 “Compensation - Stock Compensation,”.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chet Billingsley Chairman and CEO	2018	120,000 (1)	0	0	0	0 (3)	0	9,000 (2)	129,000
	2017	120,000 (1)	0	0	0	175,997 (3)	0	9,500 (2)	305,497

Lori Stansfield Treasurer and CFO	2018	139,635	500	0	0	0	0	8,500(4)	148,635
	2017	130,000	29,649	0	0	0	0	9,500(4)	169,149

(1) Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2) Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $2,000 for each of four regular Board Meetings he attended in each of 2018 and 2017 and $500 when significant additional services were provided to the Company related to written resolutions. Mr. Billingsley received $500 in 2018 for the annual Audit Committee meeting.

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

(4) Ms. Stansfield received $2,000 for each of four board meetings she attended in each of 2018 and 2017 and $500 each time additional services were provided to the Company related to written resolutions.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley and Ms. Stansfield, for the year ended December 31, 2018.

Director Name	Fees Earned or Paid In Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stan Shaul	9,000(1)	0	0	0	0	0	0	9,000
Robert B. Meyer	9,000(1)	0	0	0	0	0	0	9,000
David G. Carlile	9,000(1)	0	0	0	0	0	0	9,000

(1) Each director is paid $2,000 for attendance at regular quarterly Board meetings. During 2018 Mentor Board of Directors were paid for four board meetings held in 2017. In addition, the Board of Directors were paid $500 each time additional services were provided to the Company related to written resolutions. Mr. Shaul and Mr. Carlile were each paid $500 for the annual Audit Committee meeting.

Mentor does not currently have any equity incentive plan in place for officers, directors, or employees.

MENTOR CAPITAL, INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers, and 5% Stockholders

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 15, 2019 which was 23,139,837.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chet Billingsley PO Box 1709 Ramona, CA 92065	5,293,570(1, 2)	17.96%(7)
Common Stock	Stan Shaul 2586 Claybourne Court Newbury Park, CA 91320	244,928(3)	0.83%(8)
Common Stock	Robert B. Meyer 24446 Caswell Court Laguna Niguel, CA 92677	1,303,789(4)	4.42%(8)
Common Stock	David G. Carlile 3336 Daybreaker Drive Park City, UT 84098	138,508(5)	0.47%(8)
Common Stock	Lori Stansfield 6000 Nagel Street La Mesa, CA 91942	240,000(6)	0.81%(8)
Common Stock	Directors and Officers as a group	7,220,795	24.49%(9)

(1) 208,000 of Mr. Billingsley’s shares of Common Stock are held in a Rule 10b5-1 Plan under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the Rule 10b5-1 Plan are less than 16,000 shares per week. This Rule 10b5-1 plan was initiated on March 15, 2018 at which time the closing bid price for Mentor stock was $0.45 per share and Rule 10b5-1 sales are expected to continue through the filing of this report. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2) In addition to 3,155,886 shares of Common Stock, Mr. Billingsley also holds 2,050,228 Series D warrants exercisable at $1.60 per share and 87,456 Series B warrants exercisable at $0.11 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series B or D warrants.

(3) In addition to 22,031 shares of Common Stock, Mr. Shaul also holds 222,897 Series D warrants exercisable at $1.60 per share. On January 25, 2018, 43 shares of Common Stock owned by Mr. Shaul were canceled at his request. As of the date of this Annual Report on Form 10-K, Mr. Shaul has not exercised any Series D warrants.

MENTOR CAPITAL, INC.

Beneficial Ownership of Directors, Officers, and 5% Stockholders (Continued)

(4) In addition to 864,834 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Meyer has not exercised any Series D warrants.

(5) In addition to 136,008 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Carlile has not exercised any Series D warrants originally held or redeemed as a designee since he became a member of the Company’s board of directors on April 14, 2017.

(6) In addition to 50,000 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $1.60 per share. On March 3, 2017, Ms. Stansfield redeemed as a designee and then exercised Series D warrants by paying the $0.10 per share redemption fee and the $1.60 per share exercise. On March 16, 2015, Ms. Stansfield redeemed as a designee and then exercised 2,000 unexercised Series D warrants by paying the $0.10 per share redemption fee and $0.435 per share exercise price associated with a February 2015 partial warrant redemption described in Item 1. On June 2, 2015, Ms. Stansfield redeemed as a designee and then exercised 2,222 Series D Warrants by paying the $0.10 per share redemption fee and $0.35 per share exercise price associated with the June 2015 partial redemption. On September 6, 2018, Ms. Stansfield redeemed as a designee and then exercised 50,000 Series D Warrants by paying the $0.10 per share redemption fee and $0.35 per share exercise price associated with the August 2018 partial redemption.

(7) The Percentage of Class ownership of Mr. Billingsley is calculated based on the total number of outstanding shares of Common Stock (23,139,837), Series B warrants (87,456) and Series D warrants (6,252,954).

(8) The Percentage of Class ownership of Mr. Shaul, Mr. Meyer, Mr. Carlile, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (23,139,837) and Series D warrants (6,252,954).

(9) Calculated based on the diluted Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2017, and December 31, 2018, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

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

MENTOR CAPITAL, INC.

Item 14.Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2018, and 2017.

Fee Category	2018	2017
Audit Fees (1)	$ 59,400	$ 51,405
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	7,150	10,045
All Other Fees (4)	-	-

(1) Audit fees include the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2) Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2018 or 2017.

(3) The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4) All other fees, if any, consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 and 2017 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

See Exhibit Index which follows Signatures and immediately precedes the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2018 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 25, 2019
	By:	/s/ Chet Billingsley
Chet Billingsley
Director, Chairman, and Chief Executive Officer

Date: March 25, 2019
	By:	/s/ Lori Stansfield
Lori Stansfield
Director, Treasurer and Chief Financial Officer

Directors

Date: March 25, 2019By: /s/ Stan Shaul

Stan Shaul

Director

Date: March 25, 2019By: /s/ David Carlile

David Carlile

Director

Date: March 25, 2019By: /s/ Robert Meyer

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

4.3

Certificate of Designations of Rights, Preferences, Privileges, and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)

10.1	G Farma Third Amendment to Lease Schedule No. 1
10.2	G Farma Fourth Amendment to Lease Schedule No. 1
10.3	Electrum Partners, LLC Recovery Purchase Agreement
10.4	Electrum Partners, LLC Capital Agreement
11.1	Statement regarding computation of earnings per share (Incorporated by reference to Exhibit 11 to our Registration Statement on Form 10 filed with the SEC on November 19, 2014.)
21.1	Subsidiaries of the Company
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
Lakewood, CO
March 28, 2019

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

____________________________________________________________________________________________________

	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$1,470,574	$834,190
Cash in attorney trust accounts	-	314,536
Receivable - Bhang Corporation, current portion	-	1,987,099
Investment in securities, at fair value	362,585	188,635
Deposits on manufacturing equipment purchases	43,907	-
Accounts receivable, net	437,508	444,798
Net finance leases receivable, current portion	175,727	-
Investment in installment receivable, current portion	117,000	117,000
Notes receivable, current portion	45,173	35,445
Convertible notes receivable, current portion	26,384	43,628
Prepaid expenses and other current assets	77,634	44,112
Employee advances	4,004	13,683

Total current assets	2,760,496	4,023,126

Property and equipment
Property and equipment	195,571	203,292
Accumulated depreciation and amortization	(152,602)	(162,563)

Property and equipment, net	42,969	40,729

Other assets
Investment in account receivable, net of discount and current portion	418,518	456,362
Convertible notes receivable, net of current portion	50,417	98,668
Net finance leases receivable, net of current portion	1,361,554	-
Investment in installment receivable, net of current portion	971,653	845,576
Contractual interests in legal recoveries	800,002	600,002
Deposits	9,575	9,575
Long term investments	251,297	163,714
Goodwill	1,426,182	1,426,182

Total other assets	5,289,198	3,600,079

Total assets	$8,092,663	$7,663,934

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2018 and 2017

____________________________________________________________________________________________________

	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$67,455	$60,260
Accrued expenses	359,568	224,921
Related party payable	40,000	-
Deferred revenue	86,461	-
Current portion of long-term debt	53,166	33,854

Total current liabilities	606,650	319,035

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,027,118	969,481
Long term debt, net of current portion	25,055	28,805

Total long-term liabilities	1,052,173	998,286

Total liabilities	1,658,823	1,317,321

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 0 series Q preferred shares issued and	-	-
Outstanding at December 31, 2018 and 2017*
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,139,837 and 22,814,283 shares issued
and outstanding at December 31, 2018 and 2017	2,314	2,281
Additional paid in capital	13,071,626	12,560,619
Accumulated deficit	(6,438,316)	(6,063,977)
Accumulated other comprehensive income (loss), net of tax	-	34,822
Non-controlling interest	(201,784)	(187,132)

Total shareholders' equity	6,433,840	6,346,613

Total liabilities and shareholders' equity	$8,092,663	$7,663,934

* Par value of series Q preferred shares at December 31, 2018 is less than $0.01 at December 31, 2018.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2018 and 2017

____________________________________________________________________________________________________

	2018	2017
Revenue
Service fees	$3,633,798	$3,167,300
Lease equipment sales	1,563,638	-
Finance lease revenue	53,754	-
Consulting revenue	30,343	15,400

Total revenue	5,281,533	3,182,700

Cost of sales	3,698,934	2,075,655

Gross profit	1,582,599	1,107,045

Selling, general and administrative expenses	2,170,029	2,317,556

Operating income (loss)	(587,430)	(1,210,511)

Other income and (expense)
Interest income	168,205	737,584
Gain (loss) on investments	23,984	(164,590)
Interest expense	(17,407)	(73,462)
Gain (loss) on equipment disposal	(2,738)	-
Other income (expense)	14,357	5,036

Total other income and (expense)	186,401	504,568

Income (loss) before provision for income taxes	(401,029)	(705,943)

Provision for income taxes	19,250	9,222

Net income (loss)	(420,279)	(715,165)

Gain (loss) attributable to non-controlling interest	(11,118)	38,730

Net income (loss) attributable to Mentor	$(409,161)	$(753,895)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.018)	$(0.034)

Weighted average number of shares of Mentor common stock
outstanding:
Basic and diluted	23,075,926	22,347,974

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2018 and 2017

____________________________________________________________________________________________________

	2018	2017
Net loss	$(420,279)	$(715,165)

Other comprehensive income (loss):

Unrealized gain (loss) on available-for-sale securities, net of tax	-	34,822

Reclassification of unrealized gains on investments
in equity securities	-	-

Comprehensive income	$(420,279)	$(680,343)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2018 and 2017

____________________________________________________________________________________________________

	Controlling interest
	Preferred stock		Common stock				Accumulated		Non-
	Shares	$0.001 par	Shares	$0.001 par	Additional paid in capital	Accumulated equity (deficit)	Other Comprehensive Income	Total	controlling equity (deficit)	Totals
Balance at December 31, 2016	-	$ -	20,980,510	$ 2,098	$9,565,695	$(5,310,082)	$ -	$4,257,711	$(206,082)	$4,051,629

Conversion of warrants to common stock, net of conversion costs	-	-	1,544,883	154	2,394,951	-	-	2,395,105	-	2,395,105

March 22, 2017 purchase of contractual interest in legal recovery for common stock	-	-	222,223	22	499,980	-	-	500,002	-	500,002

April 28, 2017 purchase of contractual interest in legal recovery for common stock	-	-	66,667	7	99,993	-	-	100,000	-	100,000

Non-controlling distribution	-	-	-	-	-	-	-	-	(19,780)	(19,780)

Other comprehensive income, net of tax	-	-	-	-	-	-	34,822	34,822	-	34,822

Net income (loss)	-	-	-	-	-	(753,895)	-	(753,895)	38,730	(715,165)
Balance at December 31, 2017	-	-	22,814,283	2,281	12,560,619	(6,063,977)	34,822	6,533,745	(187,132)	6,346,613

Conversion of warrants to common stock, net of conversion costs	-	-	442,597	45	629,160	-	-	629,205	-	629,205

Issuance of Series Q preferred stock	11	-	-	-	109,985	-	-	109,985	-	109,985

January 25, 2018 shares canceled	-	-	(117,043)	(12)	(228,138)	-	-	(228,150)	-	(228,150)

Non-controlling distribution	-	-	-	-	-	-	-	-	(3,534)	(3,534)

Reclassification of unrealized gains on investments in equity securities	-	-	-	-	-	34,822	(34,822)	-	-	-

Net income (loss)	-	-	-	-	-	(409,161)	-	(409,161)	(11,118)	(420,279)
Balance at December 31, 2018	11	$ -	23,139,837	$ 2,314	$13,071,626	$(6,438,316)	$ -	$6,635,624	$(201,784)	$6,433,840

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2018 and 2017

____________________________________________________________________________________________________

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(420,279)	$(715,165)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	20,762	15,706
Loss on equipment disposal	2,738	-
Bad debt expense	63,529	38,284
Amortization of discount on investment in account receivable	(79,156)	(91,375)
Investment interest income	1,678	(2,281)
(Gain) loss on investment in securities, at fair value	62,322	163,445
(Gain) loss on long-term investments	(86,307)	-
Decrease (increase) in operating assets
Cash in attorney trust account	314,536	(314,536)
Finance leases receivable	(334,482)	-
Accounts receivable - trade	(56,239)	(101,678)
Receivable – Bhang Corporation	-	(487,099)
Prepaid expenses and other current assets	(33,522)	(1,249)
Employee advances	9,679	(12,983)
Increase (decrease) in operating liabilities
Accounts payable	7,195	34,688
Accrued expenses	134,647	59,947
Deferred revenue	86,461	-
Accrued salary, retirement and benefits - related party	57,637	(68,897)

Net cash provided by (used by) operating activities	(248,801)	(1,483,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	1,987,099	-
Purchase of investment securities	(236,272)	(1,071,901)
Proceeds from securities sold	-	754,643
Purchase of convertible notes receivable	(50,000)	(125,000)
Proceeds from convertible notes receivable	27,561	9,269
Advances on notes receivable	(179,000)	(900,000)
Proceeds from notes receivable	34,844	18,979
Deposits on equipment to be leased	(43,907)	-
Investment in direct financing leases	(1,202,799)	-
Purchase of contractual interest in legal recovery	(200,000)	-
Purchases of property and equipment	(25,740)	(20,437)
Proceeds from sale of investment in Brighter Day Health	109,000	-
Purchase of long-term investments	(15,669)	-
Proceeds from investment in receivable	117,000	-

Net cash provided by (used by) investing activities	322,117	(1,334,447)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2018 and 2017

____________________________________________________________________________________________________

	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$629,205	$2,395,105
Payments to rescind Bhang owners’ common stock	(228,150)	-
Issuance of Series Q preferred shares, net of costs	109,985	-
Short term loan from related parties	40,000	-
Proceeds from long-term debt	50,000	-
Payments on long-term debt	(34,438)	(34,833)
Non-controlling interest distribution	(3,534)	(19,780)

Net cash provided by (used by) financing activities	563,068	2,340,492

Net change in cash	636,384	(477,148)

Beginning cash	834,190	1,311,338

Ending cash	$1,470,574	$834,190

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$17,451	$3,251

Cash paid for income taxes	$20,220	$11,530

NON-CASH INVESTING AND FINANCING TRANSACTION:
Shareholder assumption of warrant liability resulting in
increased liability to shareholder	$(15,276)	$(92,054)

Contractual interest in legal recovery purchased through issuance
of 288,890 shares of restricted common stock in private offerings	$-	$600,002

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

In 2009, the Company began focusing its investing activities in leading-edge cancer companies. In 2012, in response to government limitations on reimbursement for certain highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in our final remaining cancer investment.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (collectively referred to as “Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment was comprised of $1,500,000 invested by Mentor into Bhang plus pre-judgment interest in the amount of $421,535. The judgment accrued post-judgment interest at the rate of 10% from December 29, 2016 through November 20, 2017, when the parties agreed to stipulated payment terms. The receivable from Bhang at December 31, 2017 includes $1,500,000 of principal plus accrued interest of $540,521 and reimbursed costs of $5,147, less $58,569 interest due to two Bhang shareholders for shares of Mentor Common Stock which were returned to the Company in January 2018 per the stipulated agreement. The judgment was paid to Mentor in full in January 2018, see Note 5

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. Larson and Larson Capital (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents. See Note 22.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 1 - Nature of operations (continued)

On June 30, 2017, the Company converted its original $100,000 convertible promissory note from Electrum Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interest units. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at December 31, 2018 and 2017, see Note 14.

On April 28, 2017, the Company invested an additional $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, the Company converted the outstanding Note II balance of $85,188 plus unpaid interest of $1,068 into 526 membership interest units at a conversion price of $164 per interest. The second investment in Electrum, from converting Note II, is reported in the consolidated balance sheets as a minority investment at cost of $86,256 at December 31, 2018. The outstanding balance on Note II at December 31, 2017 was $94,806, see Note 8. Subsequent to year-end, on January 28, 2019, as part of a Second Capital Agreement between Mentor and Electrum (described in Note 27), Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. For the period of inception to December 31, 2017, there were no operations. For the year ended December 31, 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments have expanded the Lessee under the agreement to include G FarmaLabs Limited, G FarmaLabs DHS, LLC, and G FBrands, Inc., formerly known as G FarmaBrands, Inc., (collectively referred to as “G Farma Lease Entities”).

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018.

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner III had no activity in 2018.

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner IV had no activity in 2018.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor received equity interests in the G Farma Equity Entities and their affiliaites (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests (See Note 9). In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1. Subsequent to year-end, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitied to 3.843%, see Note 27.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 1 - Nature of operations (continued)

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Footnote 12 to the attached financial statements, Mentor provided $100,000 in capital for payment of Litigation costs. In exchange, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. Subsequent to year-end, on January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment plus an additional 19.4% of the Recovery, see Notes 12 and 27.

On December 21, 2018, Mentor purchased 500,000 shares of NeuCourt common stock, representing approximately 6.6% of NeuCourt’s issued and outstanding common stock. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Cannabis cultivation, production and distribution

Either independently through several affiliated entities or in conjunction with third parties, G Farma seeks to operate licensed medical cannabis and adult use cannabis business segments in California, Washington, and Nevada. Additionally, significant corporate effort is devoted to securing additional state and local licenses for G Farma to expand its operations organically or through contract manufacturing, licensing or similar partnering arrangements, nationally and internationally. Current expansion is focused on Arizona, Colorado, Nevada, Michigan, and Canada. The G Farma model is to purchase or after securing state-by-state licenses, cultivate cannabis for wholesale in flower or in pre-roll form, or as input for G Farma branded products. Branded cannabis-extracted products include drinks, edibles, cartridges, vape pens, and other concentrates. The third segment of G Farma’s business is the distribution of branded and third-party cannabis products to medical and adult use licensed dispensaries. The expansion of the G Farma business is significantly paced by the state-by-state stepped legalization of medical marijuana and adult recreational use of cannabis, followed by the securing by G Farma of government-issued cultivation, production and distribution licenses.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of majority-owned subsidiaries of 51% or more. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Use of estimates (continued)

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2018 and 2017.

Cash in attorney trust account

The Company had combined balances of $0 and $314,536 in two attorney trust accounts at December 31, 2018 and 2017, respectively. The balances could be withdrawn at the option of the Company and did not bear interest.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2018 and 2017, the Company has recorded an allowance in the amount of $18,907 and $73,105, respectively.

Investments in securities, at fair value

Investment in securities consists of debt and equity securities reported at fair value. The Company adopted ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” effective January 1, 2018, which requires that any change in fair value is reported in net income. The adoption of the guidance resulted in the recognition of $34,822 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased our retained deficit as of January 1, 2018, and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net.

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable

The Company had a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017. Under the Addendum, the Company invested an additional $100,000 in Electrum by the purchase of a second promissory note in the principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly. Note II required monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and accrued but unpaid interest totaling $86,256 into an equity investment in Electrum at $164 per unit for 526 membership interest units.

The Company has convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 and $50,000 plus accrued interest of $1,801 and $1,565 at December 31, 2018 and 2017, respectively, as presented in Note 8. The notes bear 5% interest with one $25,000 principal face amount note maturing on October 25, 2019, and a second $50,000 principal face amount note maturing on October 31, 2020. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into 270,324 and 242,666 Conversion Shares at December 31, 2018 and 2017, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Investments

Available-for-sale investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses are generally recorded in other comprehensive income.

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period.

Long-lived assets impairment assessment

In accordance with the FASB Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired, and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists and then measure the impairment using discounted cash flows.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Investment in account receivable, net of discount

On April 10, 2015, the Company entered into an Exchange Agreement whereby the Company received an investment in an account receivable with installment payments of $117,000 per year through 2026. The investment is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement.

Finance leases receivable

The Company, through its subsidiaries, is the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contain an element of dealer profit and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease.

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. There were no impaired finance receivables as of December 31, 2018. There were no finance leases receivable at December 31, 2017.

Credit quality of notes receivable and finance leases receivable and credit loss reserve

As our notes receivable and finance leases receivable are limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments. As part of the monitoring process, we may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years; and vehicles and trailers, five years.

Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2018 and 2017.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, and FASB ASC Topic 840, “Leases.” Revenue is reported net of any related sales tax.

Service fees generated by WCI are for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed.

For each finance lease, the Company recognized as a gain or loss the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at the inception of the applicable lease. At lease inception we capitalize the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

Revenue from consulting agreements is recognized at the time the related services are provided as specified in the consulting agreements.

Basic and diluted income (loss) per common share

We compute net loss per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,400,000 as of December 31, 2018 and 2017, respectively. There were 4,500 and 0 potentially dilutive shares outstanding at December 31, 2018 and 2017, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2018 and is not included in calculating the diluted weighted average number of shares outstanding. There was no Series Q Preferred Stock issued at December 31, 2017.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2018 and 2017, nor were any interest or penalties accrued as of December 31, 2018 and 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $54,124 and $48,809 for the years ended December 31, 2018 and 2017, respectively.

Fair value measurements

The Company adopted ASC 820, “Fair Value Measurement”, which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Fair value measurements (continued)

The fair value of available-for-sale investment securities is based on quoted market prices in active markets.

The fair value of the investment in account receivable is based on the net present value of calculated interest and principal payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar investments.

The fair value of notes receivable is based on the net present value of calculated interest and principal payments. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

The fair value of long-term notes payable is based on the net present value of calculated interest and principal payments. The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on market rates.

Recent Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through the issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

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

Financial Instruments - As of January 1, 2018, we adopted ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities", which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recognized a decrease of $34,822 in retained deficit for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (AOCI).

We also adopted the following standards during 2018, none of which had a material impact on our financial statements or financial statement disclosures

Standard		Effective date
2017-08	Receivables - Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows – Restricted Cash	January 1, 2018
2016-16	Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 2 - Summary of significant accounting policies (continued)

Newly Issued Not Yet Effective Accounting Standards

Lease Accounting - In February 2016, the FASB issued ASU No. 2016-02, “Leases”, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We plan to utilize this transition option when we adopt this standard on January 1, 2019 and plan to elect to use the transition practical expedients package available to us under this new standard. As a result of adoption of this standard, the Company will record a right-of-use asset and lease liability of approximately $556,000 on January 1, 2019.

Credit Losses - Measurement of Credit Losses on Financial Instruments – Issued in June 2016, ASU 2016-13, “Financial Instruments - Credit Losses Measurement of Credit Losses on Financial Instruments,” replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its revised effective date of our fiscal year beginning after December 15, 2021, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Intangibles - Goodwill and Others – Issued in January 2017, ASU 2017-04, “Intangibles - Goodwill and Other Simplifying the Test for Goodwill Impairment,” simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

Note 3 – Cash in attorney trust accounts

At December 31, 2018 and 2017, the Company had combined balances of $0 and $314,536 held in two attorney trust accounts. The accounts did not bear interest and the Company could withdraw funds any time at its discretion.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 4 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following at December 31, 2018 and 2017:

	2018	2017
Prepaid insurance	$5,520	$5,005
Prepaid legal	-	12,000
Prepaid lease expense	17,925	-
Other prepaid costs	54,189	27,107
	$77,634	$44,112

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

The Company collected and recognized $55,585 of interest income in the third quarter of 2017. In the fourth quarter of 2017, at the time the parties stipulated to payment terms, $540,521 of interest income was recognized on the judgment. At January 1, 2017, accrued interest was fully reserved pending the Company’s ability to collect on the judgment.

The receivable and accrued interest consisted of the following at December 31, 2018 and 2017:

	2018	2017
Receivable from Bhang Chocolate Company	$-	$1,500,000
Accrued interest	-	540,521
Reimbursed costs	-	5,147
Sub-total	-	2,045,668
Reserve pending collection efforts	-	-
Interest payable to Bhang owners	-	(58,569)
Receivable from Bhang Chocolate Company	-	1,987,099
Current portion	-	(1,987,099)
Long term portion	$-	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 6 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with annual installment payments of $117,000 for 11 years, through 2026, totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of 757,059 of Series D warrants at $1.60 per share plus a $0.10 per warrant redemption price.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at December 31, 2018 and 2017:

	2018	2017
Face value	$936,000	$1,053,000
Unamortized discount	(400,482)	(479,638)
Net balance	535,518	573,362
Current portion	(117,000)	(117,000)
Long term portion	$418,518	$456,362

For the years ended December 31, 2018 and 2017, $79,156 and $91,375 of discount amortization is included in interest income.

Note 7 - Property and equipment

Property and equipment is comprised of the following at December 31, 2018 and 2017:

	2018	2017
Computers	$37,271	$29,958
Furniture and fixtures	22,075	24,406
Machinery and vehicles	136,225	148,928
	195,571	203,292
Accumulated depreciation and amortization	(152,602)	(162,563)

Net Property and equipment	$42,969	$40,729

Depreciation and amortization expense was $20,762 and $15,706 for the years ended December 31, 2018 and 2017, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 8 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2018 and 2017:

	2018	2017
April 28, 2017, Electrum convertible note receivable bearing interest at 10% and maturing May 12, 2022, with monthly principal and interest payments of $2,290 beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and unpaid interest into 526 membership interest units in Electrum based upon a fixed conversion rate of $164 per membership interest unit. The note was collateralized by cannabis equity securities owned by Electrum.	$-	$90,731

November 8, 2016, NeuCourt, Inc. convertible note receivable including accrued interest of $1,430 at December 31, 2017. The note bore interest at 5% per annum and matured November 8, 2018. On November 8, 2018, the note and accrued interest was repaid in full.	-	26,430

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $1,384 and $135 at December 31, 2018 and 2017. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	26,384	25,135

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $417 and $0 at December 31, 2018 and 2017. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	50,417	-

Total convertible notes receivable	76,801	142,296

Less current portion	(26,384)	(43,628)

Long term portion	$50,417	$98,668

* The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 92,883 Conversion Shares and the October 31, 2018 Note would convert into 177,441 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation, with operations in Washington and planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which was to be secured by a deed of trust on real property and requires monthly payments of $1,107 beginning April 15, 2017, with a balloon payment of approximately $94,164 at maturity. The agreement, as amended, provides for converting the real estate loan to a working capital loan should no property be selected to secure the real estate loan. No property has been selected at this time. The second promissory note in the amount of $380,000 was to be used for working capital and requires monthly payments of $3,505 with a balloon payment of approximately $298,185 at maturity. The two G Farma notes, as amended by the subsequent addenda below, are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by two majority shareholders of G Farma. As of December 31, 2018, the Company and G Farma have executed six addenda subsequent to the original agreement.

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

Addendum V (the “Addendum V”) on December 6, 2017, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the of the working capital note to $780,000, increasing the combined monthly payments on the working capital and real estate notes to $8,301 per month beginning January 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $620,708 at maturity.

Addendum VI (the “Addendum VI”) on January 17, 2018, in which Mentor invested an additional $100,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $880,000, increasing the combined monthly payments on the working capital and real estate notes to $9,223 per month beginning February 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $703,874 at maturity.

Addendum VII (the “Addendum VII”) on September 7, 2018, in which Mentor invested an additional $79,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $959,000, increasing the combined monthly payments on the working capital and real estate notes to $9,953 per month beginning October 15, 2018. The maturity date remained the same resulting in a total balloon payment of approximately $772,612 at maturity.

Subsequent to year end, on January 29, 2019, Mentor invested an additional $31,000 in G Farma, see Note 37.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

Associated with the Notes Purchase Agreement, on March 17, 2017, the Company and G Farma entered into a Rights Agreement which provided that G Farma would not register its stock in a public offering unless it either (i) obtained the written consent of the Company, or (ii) without the Company’s written consent if G Farma issued to the Company shares of each class or series of G Farma stock then outstanding equal to 1.5% of each such number of shares, calculated on a full dilution full conversion basis. The stepped addition of each addendum, through Addendum VII, increased item (ii) resulting in a rate of 3.0% of outstanding shares. The Rights Agreement provided for equity rights that were contingent on G Farma registering its stock in a public offering. Mentor management estimated that registration was not likely, and the contingent rights were valued at $0.

On September 6, 2018, as a result of the Equity Purchase and Issuance Agreement, Mentor received equity interests equal to 3.75% of the entirety of G Farma and its affiliates’ (“G Farma Equity Entities”) interests in exchange for relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1. Mentor has estimated the fair value of its 3.75% equity interest in the G Farma Equity Entities based on currently licensed operations of the G Farma Equity Entities at $41,600 based on 3.75% of annualized revenue from licensed Washington sales during the first eight months of 2018. Because the contingent equity position under the Rights Agreement was initially valued at $0, the increase in fair value for the 3.0% of the equity position, $33,250 is reported as a gain on investments in the consolidated income statements for the year ended December 31, 2018. The additional 0.75% in the equity position was offset as a discount of $8,351 from the additional amounts invested under Addendum VII and is being amortized as additional interest over the life of the loan. The unamortized discount balance at December 31, 2018 was $7,591. Subsequent to yearend, on January 29, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained an immediate additional 0.093% interest in the G Farma Equity Enities, resulting in a total 3.843% interest in the G Farm Equity Entities, see Note 27.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company receives a monthly consulting fee in arrears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement, as amemded. This monthly consulting fee increased proportionately with Addendum II and Addenda IV through VII resulting in a fee of $2,741 per month as of December 31, 2018. Addendum VIII increased the consulting fee to $2,828 per month effective March 15, 2019. For the year ended December 31, 2018 and 2017, $30,343 and $15,400 of consulting fees from G Farma is included in revenue, respectively.

Notes receivable from G Farma consists of the following at December 31, 2018 and 2017:

	2018	2017
Real estate note	$111,843	$116,632
Working capital note	909,507	764,389
Note receivable discount	(7,591)	-
Accrued interest	3,067	-
	1,016,826	881,021
Less current portion	(45,173)	(35,445)
Long term portion of notes receivable	$971,653	$845,576

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 10 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited, G FarmabLabs DHS, LLC, and GFBrands, Inc. (the “G Farma Entities”) dated January 16, 2018, and amended March 7, April 4, June 20 and September 7, 2018. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $1,157,166 for the year ended December 31, 2018. At December 31, 2018, all Partner I leased equipment under finance leases receivable is located in California.

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $460,225 for the year ended December 31, 2018. At December 31, 2018, all Partner II leased equipment under finance leases receivable is located in Colorado.

We review the finance leases receivables by individual account to determine expected collectability. The allowance for credit losses is an estimate of the losses inherent in our finance receivables taking into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. No allowance is recorded at December 31, 2018.

The Company issues a payment schedule upon inception of the lease. Revenue is recognized at the time equipment is delivered. Principal on lease payments received prior to delivery of equipment is recorded as a decrease in the finance lease receivable and interest received in advance is recorded as a liability under deferred revenue.

Net investment in finance leases

The net investment included in finance leases at December 31, 2018 are as follows:

	Partner I	Partner II	Total
Gross minimum lease payments receivable	$1,516,985	$581,000	$2,097,985
Accrued interest	5,312	2,752	8,064
Less: unearned interest	(410,837)	(157,931)	(568,768)
Finance leases receivable	1,111,460	425,821	1,537,281
Less current portion	(127,644)	(48,083)	(175,727)
Long term portion	$983,816	$377,738	$1,361,554

There were no finance leases receivable at December 31, 2017.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 10 – Finance leases receivable (continued)

At December 31, 2018, minimum future payments receivable under finance leases were as follows:

12 months ending
December 31,	Amount
2019	$175,727
2020	193,821
2021	215,450
2022	239,493
2023	266,219
Thereafter	446,571
$1,537,281

Note 11 – Deposits on manufacturing equipment purchases

At December 31, 2018 and 2017, Partner I had deposits with manufacturing equipment suppliers in the amount of $43,907 and $0, respectively, for equipment that will be leased by the G Farma Entities in California once the equipment is delivered.

Note 12 - Contractual interests in legal recoveries

Interest in G FarmaLabs Limited legal recovery

On March 22, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002. Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for an aggregate purchase price of $100,000. The combined total purchase of $600,002 is to be paid as follows: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017, against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) the Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

Interest in Electrum Partners, LLC legal recovery

Electrum is the plaintiff in that certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). On October 23, 2018, Mentor entered into a Joint Prosecution Agreement among Mentor, Mentor’s corporate legal counsel, Electrum, and Electrum’s legal counsel.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 12 - Contractual interests in legal recoveries (continued)

Interest in Electrum Partners, LLC legal recovery (continued)

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which the Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. At December 31, 2018, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $100,000 and the remaining legal cost commitment to be paid of $84,059 is included in accrued liabilities. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at December 31, 2018.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at its $100,000 cost as part of Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2018.

Subsequent to year-end, on January 28, 2019, a second secured Capital Agreement (“Second Capital Agreement”) was entered into between Mentor and Electrum under which Mentor invested an additional $100,000 of capital in Electrum. This Second Capital Agreement also provides Mentor the option, at any time up to and including 90 days following payment date, to convert its 6,198 membership interests in Electrum into a cash payment plus an additional percentage of the Recovery. See Note 27.

Note 13 – Concentration of credit risk

The Company has a significant portion of its assets invested in G Farma Entities. These investments include the notes receivable and the 3.84% equity interest in G Farma Equity Entities described in Note 9, the finance leases receivable described in Note 10, and the contractual interest in legal recovery described in Note 12. At December 31, 2018 and 2017, these assets represent 27% and 19% of the consolidated total assets of the Company, respectively.

The Company closely monitors each investment based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. No impairments or reserves are recorded at December 31, 2018 and 2017 for these investments.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 14 – Investments and fair value

We account for our financial assets in accordance with ASC 820, “Fair Value Measurement.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors: Level 1 represents assets valued at quoted prices in active markets using identical assets; Level 2 represents assets valued using significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and, Level 3 represents assets valued using significant unobservable inputs.

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2016	$-	$-	$-	$-	$55,943
Total gains or losses
Included in earnings (or changes in net assets)	(128,623)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,071,902	-	600,002	-	107,771
Issuances	-	-	-	-	-
Sales	(754,644)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2017	188,635	-	600,002	-	163,714
Total gains or losses
Included in earnings (or changes in net assets)	(62,322)	-	-	-	86,306
Purchases, issuances, sales, and settlements
Purchases	236,272	-	200,000	5,669	96,256
Issuances	-	-	-	-	8,351
Sales	-	-	-	-	(108,999)
Settlements	-	-	-	-	-
Balance at December 31, 2018	$362,585	$-	$800,002	$5,669	$245,628

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 14 – Investments and fair value (continued)

Investment in Securities

The amortized costs, gross unrealized holding gains, and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at December 31, 2018 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$130,997	$-	$(33,607)	$97,390
OTCQB listed company stock	259,088	75,318	(69,211)	265,195
	$390,085	$75,318	$(102,818)	$362,585

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2018	2017
Net gains and losses recognized during the period on equity securities	$(62,322)	$(128,623)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	(163,445)

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(62,322)	$34,822

Note 15 – Common Stock warrants

The Company’s Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called, and all Series A and C warrants have been exercised. All Series B warrants had been exercised at December 31, 2017 however, on January 23, 2018, 117,000 shares of Mentor’s Common Stock purchased in 2014 through warrant exercises by two Bhang shareholders under an agreement that was ultimately rescinded, were returned to the Company (see Note 5) and the associated exercise of warrants was reversed with 87,456 Series B warrants and 29,544 Series D warrants reinstated. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series B and D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could but does not anticipate, reverse splitting the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 15. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 15 – Common Stock warrants (continued)

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through December 31, 2018 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of December 31, 2018 and 2017, the weighted average contractual life for all Mentor warrants was 20.9 years and 21.9 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the year ended December 31, 2018 and 2017, a total of 442,597 and 1,544,883 warrants were exercised, respectively. There were no warrants issued during the periods ended December 31, 2018 and 2017. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated, see Note 5. The intrinsic value of outstanding warrants at December 31, 2018 and 2017 was $17,491 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2016	4,500	8,206,390	8,210,890
Issued	-	-	-
Exercised	(4,500)	(1,540,383)	(1,544,883)
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated (see Note 5)	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(442,597)	(442,597)
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2016	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2018	689,159

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 15 – Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. In 2017, there was one partial redemption request accepted to exercise 100,000 outstanding Series D warrants for an exercise price of $0.90 plus the warrant redemption fee of $0.10 per warrant and an additional 1,540,382 Series D warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. Also, in 2017, 4,500 outstanding Series B warrants were exercised at an exercise price of $0.11 per warrant. The regular warrant exercises and 1% partial redemption authorization, which was recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share and $1.55 per share for the years ended December 31, 2018 and 2017, respectively.

Note 16 – Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders through DTCC or at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability.

In prior years the Series A and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders and are no longer outstanding. On April 14, 2017, the remaining Series B warrants were exercised for 4,500 shares of Common Stock. The Company announced on April 17, 2017 that warrant holders to whom approximately 3,800,000 Series B Warrants were originally issued will receive the $0.10 per warrant redemption payment per the Plan. Payment of the Series B redemption fee was made by the Company’s redemption service and funded personally by Chet Billingsley who has assumed liability for paying the warrant redemptions. For warrant holders who had deposited their Series B warrants with a broker, their redemption payments were processed electronically on April 20, 2017 through the DTCC participant system. Payment to other Series B warrant holders, who had presented their Series B warrants to the Company, were mailed directly to the warrant holder by April 20, 2017.

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Chet Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fee at December 31, 2018 and 2017.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 17 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2018 and 2017, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

Mentor has 5,000,000, $0.0001 par value, preferred shares authorized.

On July 13, 2017, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (“Certificate of Designation”) with the Delaware Secretary of State to designate 200,000 preferred shares as Series Q Preferred Stock, such series having a par value of $0.0001 per share. Series Q Preferred Stock is convertible into Common Stock, at the option of the holder, at any time after the date of issuance of such share and prior to notice of redemption of such share of Series Q Preferred Stock by the Company, into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the Series Q Conversion Value by the Conversion Price at the time in effect for such share.

The per share “Series Q Conversion Value”, as defined in the Certificate of Designation, shall be calculated by the Company at least once each calendar quarter as follows: The per share Series Q Conversion Value shall be equal the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock. The “Core Q Holdings Asset Value” shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations. “Core Q Holdings” consists of all proceeds received by the Company on the sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired from such proceeds by the Company. The Company shall periodically, but at least once each calendar quarter, identify, update, account for and value, the assets that comprise the Core Q Holdings.

The “Conversion Price” of the Series Q Preferred Stock shall be at the product of 105% and the closing price of the Company’s Common Stock on a date designated and published by the Company. The Series Q Preferred Stock is intended to allow for a pure play investment in cannabis companies that have the potential to go public. The Series Q Preferred Stock will be available only to accredited, institutional or qualified investors.

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at December 31, 2018 included this interest. The Core Q Holdings Asset Value at December 31, 2018 was $12,844 per share. There is no contingent liability for the Series Q Preferred Stock conversion at December 31, 2018. At December 31, 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.36 into an aggregate of 392,447 shares of the Company’s Common Stock. These shares were anti-dilutive and therefore are not included in the weighted average share calculation for the year ended December 31, 2018.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 18 – Lease commitments

Operating Leases

Mentor currently rents approximately 2,000 square feet of office space under a one year lease in Ramona, California in San Diego County, expiring in August 2019. For the years ended December 31, 2018 and 2017, rent expense was $32,080 and $30,240, respectively.

On October 11, 2018, Mentor leased a vehicle with an initial term of 3 years expiring in October 2021. For the years ended December 31, 2018 and 2017, vehicle lease expense of $2,587 and $0, respectively, is included in selling, general and administrative expenses in the consolidated income statement.

WCI rents approximately 3,000 of office and warehouse space in Tempe, Arizona under an operating lease expiring in January 2020 For the years ended December 31, 2018 and 2017, rent expense was $26,400 and $24,200, respectively.

WCI leases vehicles under a master fleet management agreement with initial terms of 4 years expiring through July 2022. For the years ended December 31, 2018 and 2017, vehicle lease expense of $231,817 and $195,095 is included in cost of sales in the consolidated income statement, respectively.

WCI has two small operating leases on office equipment entered into in 2015 with terms of 5 years expiring in 2020.

The approximate remaining annual minimum lease payments under the non-cancelable operating leases existing as of December 31, 2018 with original or remaining terms over one year were as follows:

Years ending	Rental
December 31,	expense
2018	$244,215
2018	214,900
2019	141,488
2020	19,463

$620,066

Subsequent to year-end, on January 1, 2019, the Company adopted ASU 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases with terms of more than 12 months.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 19 – Long term debt and revolving line of credit

Long term debt

Long term debt at December 31, 2018 and 2017 consists of the following:

	2018	2017
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $1,059 and $3,723 loan service fee.	$30,131	$62,659

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	48,090	-

Total notes payable	78,221	62,659

Less: Current maturities	(53,166)	(33,854)

	$25,055	$28,805

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC for proceeds of $100,000 which were used to pay off WCI’s revolving line of credit with Bank of America. WCI was charged a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $1,058 and $2,390 at December 31, 2018 and 2017, respectively.

Note 20 – Accrued salary, accrued retirement, and incentive fee – related party

As of December 31, 2018 and 2017, the Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows:

	2018	2017
Accrued salaries and benefits	$802,775	$780,666
Accrued retirement and other benefits	485,996	465,744
Offset by shareholder advance	(261,653)	(276,929)
	$1,027,118	$969,481

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2018 and 2017, the incentive fee expense was $0 and $175,997, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 21 – Related party transactions

WCI received $40,000 as a short term, non-interest bearing loan, from an officer of WCI in December 2018. At December 31, 2018, the loan is reported on the consolidated balance sheet as a related party payable.

Note 22 – Patent and License Fee Facility with Larson

Effective April 4, 2016, Mentor Capital, Inc. entered into a certain “Larson – Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an – 80% / 20% Domestic Economic Interest – 50% / 50% Foreign Economic Interest” agreement with R. L. Larson and Larson Capital, LLC (“Larson”). Under this agreement, Mentor’s subsidiary Mentor IP, LLC (“MCIP”) obtained rights in an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, Larson intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Per the agreement Mentor paid $25,000 in exchange for 15.7% of the domestic licensing rights and 41.4% of international licensing rights for the vape pens.

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

In July 2015, Mentor was served with a complaint in an action in the United States District Court for the District of Utah initiated by the wife and daughter of Bhang’s corporate counsel related to 75,000 shares of Mentor’s Common Stock purchased from Bhang Corporation’s CEO in a secondary sale. The 75,000 shares at issue were returned to Mentor as a part of the Bhang settlement above. On December 21, 2017, the plaintiffs filed a motion to dismiss their complaint with prejudice which was granted on January 25, 2018. Within the same order, the Court vacated an earlier order dated September 25, 2017, related to the issuance of Mentor’s stock. On February 2, 2018, Mentor’s third-party claims, related to plaintiffs’ now-dismissed complaint, were dismissed with prejudice.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 24 – Segment Information

The Company is operating, acquisition, and investment business. Majority-owned subsidiaries of 51% or more are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals Plc. (GWPH), KushCo. Holdings, Inc. (KSHB), previously Kush Bottles, Inc., Generation Alpha, Inc. (GNAL), previously Solis Tek, Inc., and GB Sciences, Inc. (GBLX) stock, the cost basis of membership interests of Electrum, the fair value of convertible notes receivables and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and Pueblo West, and the operation of subsidiaries in the cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer-related legacy investment until March 2018 and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Trash Management	Corporate and Eliminations	Consolidated
2018
Net sales	$1,647,735	$3,633,798	$-	$5,281,533
Operating income (loss)	431,971	17,395	(1,036,796)	(587,430)
Interest income	83,398	4	84,803	168,205
Interest expense	377	19,658	(2,628)	17,407
Total assets	4,571,778	1,228,783	2,292,102	8,092,663
Property additions	-	13,484	12,256	25,740
Depreciation and amortization	-	12,493	8,269	20,762

2017
Net sales	$15,400	$3,167,300	$-	$3,182,700
Operating income (loss)	(17,414)	130,066	(1,323,163)	(1,210,511)
Interest income	49,664	5	687,915	737,584
Interest expense	-	19,429	54,033	73,462
Total assets	3,906,978	1,168,171	2,588,785	7,663,934
Property additions	-	6,622	13,815	20,437
Depreciation and amortization	-	11,123	4,583	15,706

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2018 and 2017, as presented in the consolidated income statements:

	2018	2017
Operating loss	$(587,430)	$(1,210,511)
Interest income	168,205	737,584
Interest expense	(17,407)	(73,462)
Realized gain (loss) on investments	23,984	(164,590)
Gain (loss) on equipment disposals	(2,738)	-
Other income	14,357	5,036
Income before income taxes	$(401,029)	$(705,943)

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 25 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31 were as follows:

	2018	2017
Marketable securities
Beginning balance	$34,822	$-
Gains (losses) on available for sale securities	-	34,822
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	-	34,822

(Gains) Losses reclassified from AOCI to retained deficit	(34,822)	-
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to retained deficit, net of tax	(34,822)	-
Other comprehensive income (loss), net of tax	(34,822)	34,822
Ending balance	$-	$34,822

Note 26 – Income tax

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that affect the Company, most notably a reduction of the top U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on the deductibility of executive compensation and interest.

The Company and its subsidiary, WCI, are taxed as C-Corporations for federal income tax purposes. Mentor subsidiary LLCs were disregarded entities for income, therefore, MCIP, Partner I, Partner II, and CCH taxable income or loss is reported by their respective shareholders.

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Current:
Federal	$-	$-
State	19,250	9,222
	19,250	9,222
Deferred:
Federal	(16,800)	(632,800)
State	(203,100)	13,900
Change in valuation	219,900	618,900
Total provision (benefit)	$19,250	$9,222

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

________________________________________________________________________________

Note 26 – Income tax (continued)

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2018, the Company had approximately 6,184,000 of federal net operating loss carryforwards of which $440,724 can be carried forward indefinitely and the remaining balance will expire in between 2027 and 2037. The Company has a California net operating loss carryforward of approximately $3,231,000 that begins expiring in 2022, and an Arizona net operating loss carryforward of approximately $73,500 that expires in 2023.

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2018 and 34% in 2017 to net income (loss) before income taxes for the years ended December 31, 2018 and 2017 as a result of the following:

	2018	2017
Net income (loss) before taxes	$(401,029)	$(705,943)
US federal income tax rate	21%	34%

Computed expected tax provision (benefit)	(84,216)	(240,021)
Permanent differences and other	9,554	1,501
Change in valuation	74,662	238,520
Federal income tax provision	$-	$-

The significant components of deferred income tax assets as of December 31, 2018 and 2017 after applying enacted corporate income tax rates are as follows:

	2018	2017

Net Operating Losses carried forward	$1,526,200	$1,844,200
Deferred officer bonus and other	89,600	(9,500)
Valuation allowance	(1,615,800)	(1,834,700)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2014 to 2017 are subject to examination

Note 27 – Subsequent events

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum, see Note 12. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of anything of value received by Electrum as a result of the litigation pending in the Supreme Court of British Columbia (the “Recovery”), and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the litigation. In addition, Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

On January 29, 2019, Mentor invested an additional $31,000 in G Farma by increasing the aggregate principal face amount of the working capital note to $990,000 and coincident with this Addendum VIII investment, the Company obtained an immediate additional 0.093% equity interest, causing Mentor to have a 3.843% interest in the G Farma Equity Entities.

On March 12, 2019, Partner II entered into a Second Addendum to Lease Schedule No. 1 with Pueblo West and will invest an additional $61,368 for equipment to be leased to Pueblo West.