Form 10-Q
period 2019-03-31
Mentor Capital, Inc.
filed 2019-05-15
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[   ] No [X]

At May 6, 2019, there were 23,139,837 shares of Mentor Capital, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, as we begin to increase our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional and changing laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Registration Statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

See accompanying Notes to Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$1,353,062	$1,470,574
Investment in securities, at fair value	185,293	362,585
Deposits on manufacturing equipment purchases	62,060	43,907
Accounts receivable, net	463,259	437,508
Net finance leases receivable, current portion	56,358	175,727
Net finance leases receivable-non-performing, current portion	80,733	-
Investment in accounts receivable, current portion, net of discount	117,000	117,000
Notes receivable, current portion	49,268	45,173
Convertible notes receivable, current portion	26,710	26,384
Prepaid expenses and other current assets	27,661	77,634
Employee advances and other receivable	5,549	4,004

Total current assets	2,426,953	2,760,496

Property and equipment
Property and equipment	352,463	195,571
Accumulated depreciation and amortization	(163,555)	(152,602)

Property and equipment, net	188,908	42,969

Other assets
Operating lease right-of-use assets	499,621	-
Investment in account receivable, net of discount and current portion	321,516	418,518
Net finance leases receivable, net of current portion	436,124	1,361,554
Net finance leases receivable-non-performing, net of current portion	310,894	-
Notes receivable, net of current portion	-	971,653
Convertible notes receivable, net of current portion	51,025	50,417
Contractual interest in legal recovery	300,000	800,002
Deposits	9,575	9,575
Long term investments	209,697	251,297
Goodwill	1,426,182	1,426,182

Total other assets	3,564,634	5,289,198

Total assets	$6,180,495	$8,092,663

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2019	2018

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$67,264	$67,455
Accrued expenses	263,179	359,568
Related party payable	34,560	40,000
Deferred revenue	75,768	86,461
Finance lease liability, current portion	24,259	-
Operating lease liability, current portion	198,823	-
Long term debt, current portion	43,843	53,166

Total current liabilities	707,696	606,650

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,034,815	1,027,118
Finance lease liability, net of current portion	106,630	-
Operating lease liability, net of current portion	285,114	-
Long term debt, net of current portion	19,792	25,055

Total long-term liabilities	1,446,351	1,052,173

Total liabilities	2,154,047	1,658,823

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 shares issued and outstanding
at March 31, 2019 and December 31, 2018 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,139,837 and 23,139,837 shares issued
and outstanding at March 31, 2019 and December 31, 2018	2,314	2,314
Additional paid in capital	13,071,626	13,071,626
Accumulated deficit	(8,844,911)	(6,438,316)
Non-controlling interest	(202,581)	(201,784)

Total shareholders’ equity	4,026,448	6,433,840

Total liabilities and shareholders’ equity	$6,180,495	$8,092,663

* Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Service fees	$955,906	$855,671
Lease equipment sales	74,889	152,404
Finance lease revenue	36,890	1,124
Consulting revenue	8,310	7,000

Total revenue	1,075,995	1,016,199

Cost of sales	705,621	670,492

Gross profit	370,374	345,707

Selling, general and administrative expenses	1,226,618	565,778

Operating income (loss)	(856,244)	(220,071)

Other income and (expense)
Interest income	42,580	39,067
Gain (loss) on investments	(1,569,881)	51,591
Interest expense	(4,523)	(4,128)

Total other income and (expense)	(1,531,824)	86,530

Income (loss) before provision for income taxes	(2,388,068)	(133,541)

Provision for income taxes	16,800	12,050

Net income (loss)	(2,404,868)	(145,591)

Gain (loss) attributable to non-controlling interest	1,727	6,113

Net income (loss) attributable to Mentor	$(2,406,595)	$(151,704)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.104)	$(0.007)

Weighted average number of shares of Mentor common stock
outstanding:
Basic and diluted	23,139,837	23,011,078

Mentor Capital, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

	Controlling interest
	Preferred stock		Common stock		Additional paid-in capital	Accumulated equity (deficit)	Accumulated Other Comprehensive Income	Total	Non- controlling equity (deficit)	Totals
	Shares	$0.001 par*	Shares	$0.001 par

Balance at December 31, 2017	-	$ -	22,814,283	$2,281	$12,415,508	$(6,063,977)	$34,822	$6,388,634	$(187,132)	$6,201,502

Conversion of warrants to common stock, net of conversion costs	-	-	379,436	38	616,020	-	-	616,058	-	616,058

January 25, 2018 shares cancelled as part of Bhang rescission	-	-	(117,000)	(11)	(228,138)	-	-	(228,149)	-	(228,149)

January 25, 2018 related party shares cancelled	-	-	(43)	-	-	-	-	-	-	-

Non-controlling distribution	-	-	-	-	-	-	-	-	(2,746)	(2,746)

Reclassification of unrealized gains on investments in equity securities	-	-	-	-	-	34,822	(34,822)	-	-	-

Net income (loss)	-	-	-	-	-	(151,704)	-	(151,704)	6,113	(145,591)

Balance at March 31, 2018	-	$ -	23,076,676	$2,308	$12,803,390	$(6,180,859)	$ -	$6,624,839	$(183,765)	$6,441,074

Balance at December 31, 2018	11	$ -	23,139,837	$2,314	$13,071,626	$(6,438,316)	$ -	$6,635,624	$(201,784)	$6,433,840

Non-controlling distribution	-	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(2,406,595)	-	(2,406,595)	1,727	(2,404,868)

Balance at March 31, 2019	11	$ -	23,139,837	$2,314	$13,071,626	$(8,844,911)	$ -	$4,229,029	$(202,581)	$4,026,448

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,404,868)	$(145,591)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	10,952	4,300
Non-cash amortization of right of use asset	2,241	-
Bad debt expense	668,958	26,969
Amortization of discount on investment in account receivable	(19,998)	(14,952)
Gain on sale of investment in Brighter Day Health	-	(53,058)
Increase in accrued investment interest income	(7,630)	(634)
Gain on investment in securities, at fair value	(71,930)	1,466
Impairment on G Farma notes receivable and investments	1,639,558	-
Decrease (increase) in operating assets
Cash in attorney trust accounts	-	314,536
Accounts receivable - trade	(25,751)	(22,478)
Prepaid expenses and other current assets	32,048	(7,776)
Employee advances	(1,545)	(14,856)
Increase (decrease) in operating liabilities
Accounts payable	(191)	(1,945)
Accrued expenses	(96,389)	(2,344)
Deferred revenue	(10,693)	16,460
Accrued salary, retirement and benefits - related party	7,697	8,097

Net cash provided by (used by) operating activities	(277,541)	108,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	-	1,987,099
Purchase of investment securities	-	(51,441)
Proceeds from investment securities sold	249,222	-
Proceeds from convertible notes receivable	-	4,140
Cash advanced on notes receivable	(31,000)	(100,000)
Proceeds from notes receivable	7,298	5,274
Deposits on equipment to be leased	(18,153)	(588,455)
Investment in direct financing leases	(78,650)	(153,197)
Proceeds from finance lease receivable	62,864	8,303
Purchase contractual interest in legal recovery	(100,000)	-
Purchases of property and equipment	(8,159)	(2,399)
Proceeds from sale of investment in Brighter Day Health	-	109,000
Proceeds from investment in receivable	117,000	117,000

Net cash provided by (used by) investing activities	200,422	1,335,324

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$-	$616,059
Payment to rescind Bhang owners’ common stock	-	(228,150)
Payments on related party payable	(5,440)	-
Payments on long-term debt	(14,586)	(7,789)
Payments on finance lease liabilities	(17,843)	-
Non-controlling interest distribution	(2,524)	(2,746)

Net cash provided by (used by) financing activities	(40,393)	377,374

Net change in cash	(117,512)	1,820,892

Beginning cash	1,470,574	834,190

Ending cash	$1,353,062	$2,655,082

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$4,516	$3,449

Cash paid for income taxes	$8,620	$4,670

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Property and equipment acquired through finance lease liability	$148,732	$-

Right of use assets acquired through operating lease liability	$483,937	$-

Bhang Corporation receivable cancelled by return of Mentor common Stock	$-	$228,150

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization and, on January 11, 2000, the Company emerged from Chapter 11 reorganization. The Company relocated to San Diego, California and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation, named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

In 2009, the Company began focusing its investing activities in leading-edge cancer companies. In 2012, in response to government limitations on reimbursement for certain highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in its final remaining cancer investment.

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

On February 28, 2014, the Company entered into an agreement to purchase 60% of the outstanding shares of Bhang Corporation, formerly known as Bhang Chocolate Company, Inc. (collectively referred to as “Bhang”), which was ultimately rescinded. Following arbitration, on December 29, 2016, Mentor obtained a judgment against Bhang in the United States District Court for the Northern District of California. The judgment was comprised of $1,500,000 invested by Mentor into Bhang plus pre-judgment interest in the amount of $421,535. The judgment accrued post-judgment interest at the rate of 10% from December 29, 2016 through November 20, 2017, when the parties agreed to stipulated payment terms. The receivable from Bhang at December 31, 2017 included $1,500,000 of principal plus accrued interest of $540,521 and reimbursed costs of $5,147, less $58,569 interest due to two Bhang shareholders for shares of Mentor Common Stock which were returned to the Company in January 2018 per the stipulated agreement. The judgment was paid to Mentor in full in January 2018, see Note 5.

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

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%. This investment is carried at $0 and $0 at March 31, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 1 - Nature of operations (continued)

On June 30, 2017, the Company converted its original $100,000 convertible promissory note from Electrum Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interest units. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at March 31, 2019 and December 31, 2018, see Note 14.

On April 28, 2017, the Company invested an additional $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, the Company converted the outstanding Note II balance of $85,188 plus unpaid interest of $1,068 into 526 membership interest units at a conversion price of $164 per interest. The second investment in Electrum, from converting Note II, is reported in the consolidated balance sheets as a minority investment at cost of $86,256 at March 31, 2019 and December 31, 2018.

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

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 10.

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner III had no activity since its inception.

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner IV had no activity since its inception.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor received equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests (See Note 9). In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitied to 3.843%. See Note 9.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 12, Mentor provided $100,000 in capital for payment of Litigation costs. In exchange, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment plus an additional 19.4% of the Recovery.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 1 - Nature of operations (continued)

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.6% of NeuCourt’s issued and outstanding common stock. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure.

Subsequent to quarter-end, on April 24, 2019, the Company was informed that certain G Farma assets at the corporate location, including approximately $427,804 of equipment under lease to G Farma from Partner I, were impounded by the City of Corona. This event has significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due the Company. G Farma management is exploring options to obtain funding necessary to complete its planned California manufacturing facility in Desert Hot Springs, California, where it has two temporary licenses, pending completion of the facility. Company management is uncertain of G Farma’s ability to perform its obligations to the Company. These obligations include finance leases receivable, notes receivable, contractual interest in legal recoveries, and equity in G Farma Entities. See Notes 9, 10, and 12.

At March 31, 2019, G Farma was late on one finance lease receivable payment of $21,700, due March 10, 2019, and one notes receivable payment of $13,067, due March 15, 2019. Subsequent to quarter end, on April 18, 2019, Mentor agreed to repurchase 288,890 shares of Mentor common stock owned by G Farma, at the closing market price of $0.45 per share, for a $130,000 credit to be applied pro rata towards the finance lease receivable and notes receivable balances. Although this brings the lease payments and note payments current through part of June, Company management is uncertain of G Farma’s ability to perform its obligations to the Company.

We are in discussions with G Farma. If these discussions are unfruitful, the Company will pursue all available legal redress including collection of all amounts due from G Farma, recovery from the G Farma guarantors, and recovery of our leased assets. Company management feels it is unlikely we will fully recover all amounts due to us. Based on our analysis of current conditions we have recorded a bad debt allowance of $668,958 on the finance lease receivable at March 31, 2019.

We have also fully impaired G Farma notes receivable and the contractual interest in G Farma’s legal recovery, other than a $49,268 credit allocated from the repurchase of Mentor common stock from G Farma. This resulted in an impairment of $997,956 on G Farma notes receivable, and a full impairment of $600,002 for our investment in the G Farma contractual interest in legal recovery. The Company’s investment in G Farma Entities, previously valued at $41,600, has also been reduced to $0. See Notes 10 and 12.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019. These financial statements should be read in conjunction with that report.

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of subsidiaries in which a controlling financial is owned. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

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

Recent Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standard Codifications (“ASCs”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

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

Financial Instruments - As of January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recognized a decrease of $34,822 in retained deficit for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (AOCI).

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Lease Accounting – As of January 1, 2019, we adopted ASC No. 2016-02, “Leases”, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 is not comparative as it was not restated and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented. Under the new guidance, our lessor accounting is unchanged.

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $538,179 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of the original lease date, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2019 and December 31, 2018.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2019 and December 31, 2018, the Company has recorded an allowance in the amount of $19,231 and $18,907, respectively.

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

The Company has convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 and $75,000 plus accrued interest of $2,735 and 1,801 at March 31, 2019 and December 31, 2018, respectively, as presented in Note 8. The notes bear 5% interest with one $25,000 principal face amount note maturing on October 25, 2019, and a second $50,000 principal face amount note maturing on October 31, 2020. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Using the valuation cap of $3,000,000, the Notes would convert into 270,324 and 270,324 Conversion Shares at March 31, 2019 and December 31, 2018, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9, the Company impaired the finance lease receivable from G Farma at March 31, 2019 by $668,958 based on Management’s estimate of amounts we expect to recover. There were no impaired finance receivables as of December 31, 2018.

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

As described in Note 1, on March 14, 2019, the Company was notified by G Farma that the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The Company subsequently learned, on April 24, 2019, that certain G Farma assets at the corporate location, including approximately $427,804 of equipment under lease to G Farma from Partner I had been impounded by the City of Corona. This event has significantly impacted G Farma’s financial position and its ability to make payments under the finance lease receivable.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years; and vehicles and trailers, four to five years. Depreciation on vehicles used by WCI to service its customers is included in cost of goods sold in the condensed consolidated income statements. All other depreciation is included in Selling, general and administrative costs in the condensed consolidated income statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Our leases have remaining lease terms of one year to four years. Our fleet finance leases contain a residual value guarantee which is considered in establishing lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Costs associated with operating lease assets are recognized on a straight-line basis, over the term of the lease, within cost of goods sold for vehicles used in direct servicing of WCI customers and in operating expenses for costs associated with all other operating leases. Finance lease assets are amortized within cost of goods sold for vehicles used in direct servicing of WCI customers and within operating expenses for all other finance lease assets, on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. We have agreements that contain both lease and non-lease components. For vehicle fleet leases, we account for lease components together with non-lease components (e.g., maintenance fees).

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2019 and December 31, 2018.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, and FASB ASC Topic 842, “Leases.” Revenue is reported net of any related sales tax.

Service fees generated by WCI are for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of March 31, 2019 and December 31, 2018, respectively. There were 4,500 and 4,500 potentially dilutive shares outstanding at March 31, 2019 and December 31, 2018, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of March 31, 2019 and December 31, 2018 and is not included in calculating the diluted weighted average number of shares outstanding.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the three months ended March 31, 2019 and 2018, nor were any interest or penalties accrued as of December 31, 2018 and 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended March 31, 2019 and 2018 were $3,035 and $1,158, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Fair value measurements continued)

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

The fair value of notes receivable is based on the net present value of calculated interest and principal payments less impairment, if any. The carrying value approximates fair value as interest rates charged are comparable to market rates for similar notes.

The fair value of long-term notes payable is based on the net present value of calculated interest and principal payments. The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on market rates.

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2019	December 31, 2018
Prepaid health insurance	$5,519	$5,520
Prepaid legal	-	-
Prepaid lease expense	-	17,925
Other prepaid costs	22,142	54,189
	$27,661	$77,634

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

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

Note 5 - Investment in account receivable

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

	March 31, 2019	December 31, 2018
Face value	$819,000	$936,000
Unamortized discount	(380,484)	(400,482)
Net balance	438,516	535,518
Current portion	(117,000)	(117,000)
Long term portion	$321,516	$418,518

For the three months ended March 31, 2019 and 2018, $19,999 and $14,958 of discount amortization is included in interest income, respectively.

Note 6 - Property and equipment

Property and equipment is comprised of the following:

	March 31, 2019	December 31, 2018
Computers	$37,271	$37,271
Furniture and fixtures	22,075	22,075
Machinery and vehicles	293,117	136,225
	352,463	195,571
Accumulated depreciation and amortization	(163,555)	(152,602)

Net Property and equipment	$188,908	$42,969

Depreciation and amortization expense was $5,428 and $2,549 for the three months ended March 31, 2019 and 2018, respectively. Depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 7 - Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross assets recorded under finance leases related to WCI vehicle fleet leases, included in “Property and equipment” were $148,732 and $0 as of March 31, 2019 and December 31, 2018, respectively. Prior to conversion on January 1, 2019 to the guidelines of ASC 842, WCI vehicle fleet leases were recorded as operating leases. Accumulated amortization associated with finance leases was $5,367 and $0 as of March 31, 2019 and December 31, 2018, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

Three Months Ended March 31, 2019
Operating lease cost included in cost of goods	$56,857
Operating lease cost included in operating costs	13,696
Total operating lease cost (1)	70,553
Finance lease cost, included in cost of goods:
Amortization of lease assets	5,367
Interest on lease liabilities	260
Total finance lease cost	5,627
Short-term lease cost	8,370
Total lease cost	$84,550

(1)Rental expense under operating agreements was $42,216 for the three months ended March 31, 2019.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

March 31, 2019
Weighted-average remaining lease term – operating leases	2.4 years
Weighted-average remaining lease term – finance leases	3.9 years
Weighted-average discount rate – operating leases	10.2%
Weighted-average discount rate – finance leases	8.6%

As of March 31, 2019, our lease liabilities were as follows:

	Finance Leases	Operating Leases	Total
Gross lease liabilities	$184,405	$571,246	$755,651
Less: imputed interest	(53,516)	(87,309)	(140,825)
Present value of lease liabilities	130,889	483,937	614,826
Less: current portion	(24,259)	(198,823)	(223,082)
Total long-term lease liabilities	$106,630	$285,114	$391,744

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 8 - Convertible notes receivable

Convertible notes receivable consists of the following:

	March 31, 2019	December 31, 2018

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $1,710 and $1,384 at March 31, 2019 and December 31, 2018, respectively. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$26,710	$26,384

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $1,025 and $417 at March 31, 2019 and December 31, 2018, respectively. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	51,025	50,417

Total convertible notes receivable	77,735	76,801

Less current portion	(26,710)	(26,384)

Long term portion	$51,025	$50,417

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

March 31, 2019 and 2018

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation, with operations in Washington and planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bear interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and mature on April 15, 2022. The first promissory note in the amount of $120,000 is for the purchase of real estate, which was to be secured by a deed of trust on real property and requires monthly payments of $1,107 beginning April 15, 2017, with a balloon payment of approximately $94,164 at maturity. The agreement, as amended, provides for converting the real estate loan to a working capital loan should no property be selected to secure the real estate loan. No property has been selected at this time. The second promissory note in the amount of $380,000 was to be used for working capital and requires monthly payments of $3,505 with a balloon payment of approximately $298,185 at maturity. The two G Farma notes, as amended by subsequent addenda, are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by two majority shareholders of G Farma. As of March 31, 2019, the Company and G Farma have executed seven addenda subsequent to the original agreement.

The latest addendum, Addendum VIII, was effective as of March 4, 2019. The seven addenda, Addendum II through Addendum VIII, increased the aggregate principal face amount of the working capital note to $990,000 and increased the monthly payments on the working capital note to $10,239 per month beginning March 15, 2019. The maturity date remained the same resulting in a total balloon payment on the working capital note of approximately $800,008 at maturity.

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

On September 6, 2018, as a result of the Equity Purchase and Issuance Agreement, Mentor received equity interests equal to 3.75% of the entirety of G Farma and its affiliates’ (“G Farma Equity Entities”) interests in exchange for relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. In the event that it is illegal or inadvisable for the Company to own any of the equity in one or more G Farm Equity Entities, or the Company elects not to receive any of those shares, the G Farma Equity Entities granted the Company an irrevocable, fully paid, perpetual, right and option to (i) have the G Farma Equity Entities issue the shares and (ii) receive the shares, or any part thereof, at one or more Company elections on payment of $1. At December 31, 2019, Mentor had estimated the fair value of its 3.75% equity interest in the G Farma Equity Entities based on then licensed operations of the G Farma Equity Entities at $41,600 based on 3.75% of annualized revenue from licensed Washington sales during the first eight months of 2018. On March 4, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained an immediate additional 0.093% interest in the G Farma Equity Enities, resulting in a total 3.843% interest in the G Farm Equity Entities. However, due to the uncertain financial position of the G Farma Entities, following the closure of its Corporate office and impoundment of certain G Farma assets described in Notes 1 and 10, the Company has fully impaired it’s equity interests in G Farma Equity Entities entirely by recording a loss on investments of $41,600 for the three months ended March 31, 2019.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company receives a monthly consulting fee in arrears of $1,400 per month beginning April 15, 2017 and continuing until the later of (i) 12 months, and (ii) the date on which G Farma has paid in full all obligations under the Notes Purchase Agreement, as amended. This monthly consulting fee increased proportionately with Addendum II and Addenda IV through VII resulting in a fee of $2,741 per month as of December 31, 2018. Addendum VIII increased the consulting fee to $2,828 per month effective March 15, 2019. For the three months ended March 31, 2019 and 2018, $8,310 and $7,000 of consulting fees from G Farma is included in revenue in the condensed consolidated income statement, respectively.

At March 31, 2019, all arrangements with G Farma, have been placed on non-accrual basis. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, has been suspended.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 9 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

As described in Note 1, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, subsequent to quarter end, we were notified that certain G Farma assets at the corporate location, including approximately $427,804 of equipment under lease to G Farma from Partner I, were impounded by the City of Corona. This event has significantly impacted G Farma’s financial position and its ability to make future payments under the finance leases receivable and notes receivable due the Company.

At March 31, 2019, G Farma was late on one finance lease receivable payment of $21,700, due March 10, 2019, and one notes receivable payment of $13,067, due March 15, 2019. Subsequent to quarter end, on April 18, 2019, Mentor agreed to repurchase 288,890 shares of Mentor common stock owned by G Farma, at the closing market price of $0.45 per share, for a $130,000 credit to be applied pro rata towards the finance lease receivable and notes receivable balances. Although this brings the lease payment and note payment current through part of June, Company management is uncertain that G Farma will be able to perform under its obligations to the Company. Based on our analysis of current conditions, our investments in G Farma notes receivable, at March 31, 2019, have been fully impaired, other than a $49,268 credit allocated from the repurchase of Mentor common stock from G Farma. The impairment of $997,956 is included in loss on investments in the condensed consolidated statement of income for the three months ended March 31, 2019.

Notes receivable from G Farma consists of the following:

	March 31, 2019	December 31, 2018
Real estate note	$110,589	$111,843
Working capital note	930,793	909,507
Impairment recorded	(992,114)	-
Note receivable discount	-	(7,591)
Accrued interest	-	3,067
	49,268	1,016,826
Less current portion	(49,268)	(45,173)
Long term portion of notes receivable	$-	$971,653

Note 10 - Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited, G FarmabLabs DHS, LLC, and GFBrands, Inc. (the “G Farma Entities”) dated January 16, 2018, and amended March 7, April 4, June 20 and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $0 and $152,404 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, all Partner I leased equipment under finance leases receivable was located in California.

As discussed in Notes 1 and 9, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including approximately $427,804 of equipment under the Master Equipment Lease Agreement with G Farma Entities, was impounded by the City of Corona. This event has severely impacted G Farma’s ability to pay amounts due the Company in the future. Based on our estimate of what we expect to collect or recover on the G Farma leases receivable, we have recorded a bad debt reserve of $668,958, at March 31, 2019, which is included in Selling, general and administrative expenses in the condensed consolidated income statement for the three months ended March 31, 2019. The G Farma leases receivable have been put on non-accrual status and are classified as non-performing on the condensed consolidated balance sheet at March 31, 2019. The current portion of the G Farma finance lease receivable, represents the $80,733 credit allocated from the repurchase of Mentor common stock from G Farma subsequent to quarter-end, see Note 25.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 10 - Finance leases receivable (continued)

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $2,065 and $0 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, all Partner II leased equipment under finance leases receivable is located in Colorado.

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

Net investment in finance leases

The net investment included in finance leases at March 31, 2019 are as follows:

	Partner I Non-performing	Partner II Performing	Total
Gross minimum lease payments receivable	$1,451,477	$669,156	$2,120,633
Accrued interest	-	3,810	3,810
Less: unearned interest	(390,892)	(180,484)	(571,376)
Less: reserve for bad debt	(668,958)	-	(668,958)
Finance leases receivable	391,627	492,482	884,109
Less current portion	(80,733)	(56,358)	(137,091)
Long term portion	$310,894	$436,124	$747,018

The net investment included in finance leases at December 31, 2018, all of which were classified as performing, are as follows:

	Partner I	Partner II	Total
Gross minimum lease payments receivable	$1,516,985	$581,000	$2,097,985
Accrued interest	5,312	2,752	8,064
Less: unearned interest	(410,837)	(157,931)	(568,768)
Finance leases receivable	1,111,460	425,821	1,537,281
Less current portion	(127,644)	(48,083)	(175,727)
Long term portion	$983,816	$377,738	$1,361,554

Interest income recognized from Partner I finance leases for the three months ended March 31, 2019 and 2018, prior to classification as non-performing finance leases receivable, was $23,811 and $1,124, respectively. Interest income recognized from Partner II finance leases for the three months ended March 31, 2019 and 2018 was $13,079 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 10 - Finance leases receivable (continued)

At March 31, 2019, minimum future payments receivable under finance leases were as follows:

12 months ending March 31,	Non-performing	Performing	Total
2020	$80,733	$56,358	$137,091
2021	310,894	63,804	374,698
2022	-	70,896	70,896
2023	-	78,776	78,776
2024	-	87,532	87,532
Thereafter	-	135,116	135,118
	$391,627	$492,482	$884,109

Note 11 - Deposits on manufacturing equipment purchases

At March 31, 2019 and December 31, 2018, Partner I had deposits with manufacturing equipment suppliers in the amount of $62,060 and $43,908, respectively, for equipment that will be leased by the G Farma entities in California once the equipment is delivered. The deposit at March 31, 2019 represents full payment for equipment not yet delivered. Because this relates to our commitment to provide equipment under the G Farma finance lease agreements, we have considered this equipment deposit in our analysis of the estimated bad debt reserve for the G-Farma finance leases receivable at March 31, 2019.

Note 12 - Contractual interests in legal recoveries

Interest in G FarmaLabs Limited legal recovery

On March 22, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002. Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for an aggregate purchase price of $100,000. The combined total purchase of $600,002 was paid in exchange for the following: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017, against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) the Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

There has been no significant progress on G Farma’s legal recovery as of March 31, 2019, and the Company estimated that the best avenue of collecting under our contractual interest in G Farma’s legal recovery would have been to elect either option (ii) above, to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, or option (iii) above, elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person. Mentor has not triggered option (ii) or (iii) pending determination of which alternative would be most advantageous to the Company. At March 31, 2019, the $600,002 contractual interest in G Farma’s legal recovery has been fully impaired due to the lack of progress in G Farma’s claim against the County of Calaveras and the events discussed in Notes 1, 9 and 10, where the City of Corona Building Department closed access to G Farma’s corporate location and the City of Corona impounded certain G Farma assets. These events have significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii). Currently G Farma does not have an agreement to offer G Farma securities to other persons under option (iii).

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

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

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at its $100,000 cost as part of Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. In addition, Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2019.

Note 13 - Concentration of credit risk

The Company has a significant portion of its assets invested in G Farma entities. These investments include the notes receivable and 3.843% equity in G Farma Equity Entities described in Note 9, the finance leases receivable described in Note 10, and the contractual interest in legal recovery described in Note 12. At March 31, 2019, after the bad debt reserve described in Note 10 and the asset impairments described in Notes 9, 10 and 12, these assets represent 6% of the consolidated total assets of the Company. At December 31, 2018, these assets represented 27% of the consolidated total assets of the Company.

The Company closely monitors each investment based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. During the quarter ended March 31, 2019, events described in Notes 1, 9, 10 and 12, led the Company to record a $668,958 bad debt reserve against finance leases receivable, which is included in Selling, general and administrative expenses in the condensed consolidated income statement for the three months ended March 31, 2019. These same events, led the Company to impair G Farma notes receivable by $997,956, fully impair the $600,002 contractual interest in G Farma’s legal recovery, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. Total impairments related to the G Farma investments, recorded at March 31, 2019, are $1,639,558 and are included in Gain (loss) in investments on the condensed consolidated income statements for the three months ended March 31, 2019. No impairments or reserves were recorded at December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2017	$188,635	$-	$600,002	$-	$163,714
Total gains or losses
Included in earnings (or changes in net assets)	(62,322)	-	-	-	86,306
Purchases, issuances, sales, and settlements
Purchases	236,272	-	200,000	5,669	96,256
Issuances	-	-	-	-	8,351
Sales	-	-	-	-	(108,999)
Settlements	-	-	-	-	-
Balance at December 31, 2018	362,585	-	800,002	5,669	245,628
Total gains or losses
Included in earnings (or changes in net assets)	71,930	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	100,000	-	-
Issuances	-	-	-	-	-
Sales	(249,222)	-	-	-	-
Settlements	-	-	-	-	-
Balance at March 31, 2019	$185,293	$-	$300,000	$5,669	$204,028

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 14 - Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at March 31, 2019 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$13,100	$3,757	$-	$16,857
OTCQB listed company stock	197,166	3,551	(32,281)	168,436
	$210,266	$7,308	$(32,281)	$185,293

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net gains and losses recognized during the period on equity securities	$71,930	$(1,466)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	69,403	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$2,527	$(1,466)

Note 15 - Common stock warrants

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

March 31, 2019 and 2018

Note 15 - Common stock warrants (continued)

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through March 31, 2019 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of March 31, 2019 and December 31, 2018 the weighted average contractual life for all Mentor warrants was 19.3 years and 19.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the three months ended March 31, 2019 and 2018, a total of 0 and 379,436 warrants were exercised, respectively. There were no warrants issued during the periods ended March 31, 2019 and 2018. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated, see Note 5. The intrinsic value of outstanding warrants at March 31, 2019 and December 31, 2018 was $27,986 and $20,115, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated (see Note 5)	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(442,597)	(442,597)
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2019	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2019	689,159

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 15 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the three months ended March 31, 2019, no warrants were redeemed. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. The regular warrant exercises and 1% partial redemption authorization, which were recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share for the year ended December 31, 2018.

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

In prior years the Series A, Series B and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders. All Series A and Series C warrants have been exercised and are no longer outstanding. There are 87,456 Series B warrants outstanding which are held by Chet Billingsley, the Company’s Chief Executive Officer (“CEO”).

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2019 and December 31, 2018.

Note 17 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of March 31, 2019 and December 31, 2018, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at March 31, 2019 and December 31, 2018 include this interest. The Core Q Holdings Asset Value at March 31, 2019 and December 31, 2018 was $13,584 and $12,844 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.45 and $0.36, respectively, into an aggregate of 332,065 and 392,447 shares, of the Company’s Common Stock, respectively. Because there were net losses for the three months ended March 31, 2019, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for the period. There were no Series Q Preferred Stock outstanding during the three months ended March 31, 2018.

Note 18 - Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 7. The following summarizes our lease liability maturities by fiscal year for operating and finance leases:

Maturity of lease liabilities
12 months ending March 31,	Finance leases	Operating leases
2020	$24,259	$198,823
2021	26,111	176,265
2022	28,455	101,453
2023	52,064	7,395
Total	$130,889	$483,936

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 19 - Long term debt

Long term debt

Long term debt at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $1,059 and $3,723 loan service fee.	$21,362	$30,131

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	42,273	48,090

Total notes payable	63,635	78,221

Less: Current maturities	(43,843)	(53,166)

	$19,792	$25,055

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC and was charged a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $726 and $1,059 at March 31, 2019 and December 31, 2018, respectively.

Note 20 - Accrued salary, accrued retirement and incentive fee - related party

As of March 31, 2019 and December 31, 2018, the Company had an outstanding liability to its CEO as follows:

	March 31, 2019	December 31, 2018
Accrued salaries and benefits	$808,306	$802,775
Accrued retirement and other benefits	488,162	485,996
Offset by shareholder advance	(261,653)	(261,653)
	$1,034,815	$1,027,118

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2019 and 2018, the incentive fee expense was $0 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 21 - Related party transactions

WCI received a short term, non-interest bearing loan, from an officer of WCI in December 2018. The loan balance reported on the condensed consolidated balance sheet as a related party payable, at March 31, 2019 and December 31, 2018, was $34,560 and $40,000, respectively.

Note 22 - Patent and License Fee Facility with Larson

Effective April 4, 2016, Mentor Capital, Inc. entered into a certain “Larson – Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an – 80% / 20% Domestic Economic Interest – 50% / 50% Foreign Economic Interest” agreement with R. L. Larson and Larson Capital, LLC (“Larson”). Under this agreement, Mentor’s subsidiary Mentor IP, LLC (“MCIP”) obtained rights in an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, Larson intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Per the agreement Mentor paid $25,000 in exchange for 15.7% of the domestic licensing rights and 41.4% of international licensing rights for the vape pens. The patent costs were expensed as paid and the Company has valued the licensing rights at $0 and $0 in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

Note 23 - Commitments and contingencies

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

Note 24 - Segment Information

The Company is operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals Plc. (GWPH), KushCo. Holdings, Inc. (KSHB), previously Kush Bottles, Inc., Generation Alpha, Inc. (GNAL), previously Solis Tek, Inc., and GB Sciences, Inc. (GBLX) stock, the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the fair value of convertible notes receivables and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and Pueblo West, and the operation of subsidiaries in the cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer-related legacy investment until March 2018 and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended March 31, 2019
Net revenue	$120,089	$955,906	$-	$1,075,995
Operating income (loss)	(606,697)	171,179	(266,726)	(856,244)
Interest income	20,679	3	21,898	42,580
Interest expense	-	5,657	(1,134)	4,523
Property additions	-	156,891	-	156,891
Depreciation and amortization	-	8,020	2,932	10,952

Three months ended March 31, 2018
Net revenue	$160,528	$855,671	$-	$1,016,199
Operating income (loss)	76,765	26,487	(323,323)	(220,071)
Interest income	23,421	-	15,646	39,067
Interest expense	-	5,262	(1,134)	4,128
Property additions	-	-	2,399	2,399
Depreciation and amortization	-	2,592	1,708	4,300

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2019	2018
Operating loss	$(856,244)	$(220,071)
Gain (loss) on investments	(1,569,881)	51,591
Interest income	42,580	39,067
Interest expense	(4,523)	(4,128)

Income before income taxes	$(2,388,068)	$(133,541)

Note 25 – Subsequent events

On April 18, 2019, subsequent to quarter-end, the Company repurchased 288,890 shares of Mentor common shares from G Farma, at the closing market price of $0.45 per share, in exchange for a credit of $130,000 to be applied to G Farma’s outstanding equipment finance lease and notes receivable outstanding balances, with any excess to be applied to G Farma’s upcoming payments on the equipment finance lease and note receivable on a pro rata basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and 2018 and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018.

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

The investment in Electrum is reported in the consolidated balance sheets as an investment at cost of $194,028 and $194,028 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had approximately 4.74% and 4.74% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Footnote 12 to the attached financial statements, Mentor provided $100,000 in capital for payment of for Litigation costs. In exchange, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”), including amounts paid. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested and additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery, see footnote 12 to the consolidated financial statements.

GlauCanna

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%. This investment is carried at $0 and $0 on the condensed consolidated financial statements at March 31, 2019 and December 31, 2018, respectively.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold the patent rights obtained on April 4, 2016 when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. If and upon approval of the United States patent application, Larson intends to seek exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. This investment is carried at $0 and $0 on the condensed consolidated financial statements at March 31, 2019 and December 31, 2018, respectively.

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

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington and planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company has made several additional investments in G Farma. Addenda II through VIII increased the aggregate investment amount to $1,110,000.

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

On September 6, 2018, Mentor and G Farma entered into an Equity Purchase and Issuance Agreement whereby Mentor received equity interests equal to 3.75% of the entirety of G Farma and its affiliates’ (“G Farma Equity Entities”) interests in exchange for, among other things, relinquishing its contingent equity rights under the Rights Agreement. On March 4, 2019, Addendum VIII resulted in an immediate additional 0.093% interest in the G Farma Equity Enities to the Company, resulting in a total 3.843% interest in the G Farm Equity Entities held by the Company.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure.

On April 24, 2019, the Company was informed that certain G Farma assets at the corporate location, including approximately $427,804 of equipment under lease to G Farma from Partner I, was impounded by the City of Corona. This event has significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due the Company. G Farma management is exploring options to obtain funding necessary to complete its planned California manufacturing facility in Desert Hot Springs, California, where it has two temporary licenses, pending completion of the facility.

At March 31, 2019, G Farma was late on one finance lease receivable payment of $21,700, due March 10, 2019, and one notes receivable payment of $13,067, due March 15, 2019. Subsequent to quarter end, on April 18, 2019, Mentor agreed to repurchase 288,890 shares of Mentor common stock owned by G Farma, at the closing market price of $0.45 per share, for a $130,000 credit to be applied pro rata towards the finance lease receivable and notes receivable balances, see footnote 25 to the condensed consolidated financial statements. Although this brings the lease payments and note payments current through part of June, Company management is uncertain of G Farma’s ability to perform its obligations to the Company. These obligations include finance leases receivable, notes receivable, contractual interest in legal recoveries, and equity in G Farma Entities.

We are in discussions with G Farma. If these discussions are unfruitful, the Company will pursue all available legal redress including collection of all amounts due from G Farma, recovery from the G Farma guarantors, and recovery of our leased assets. Based on our analysis of current conditions, Company management feels it is unlikely we will fully recover all amounts due to us. We have recorded a bad debt allowance of $668,958 on finance leases receivable, which is included in selling, general and administrative expenses in the condensed consolidated income statement for the three months ended March 31, 2019, See footnote 10 to the condensed consolidated financial statements.

We have also impaired our investment in G Farma notes receivable by $997,956, fully impaired the $600,002 contractual interest in G Farma’s legal recovery and fully impaired the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. Total impairments related to the G Farma investments, recorded at March 31, 2019, are $1,639,558 and are included in Gain (loss) in investments on the condensed consolidated income statements for the three months ended March 31, 2019. See footnotes 9, 11 and 12 to the condensed consolidated financial statements.

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

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended, see footnote 10 to the consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see footnote 10 to the consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner III had no activity from inception through March 31, 2019.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner IV had no activity from inception through March 31, 2019.

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

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which is our current focus of business, and a legacy investment acquired prior to the Company’s focus in the cannabis and medical marijuana segment. The legacy investment is in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facilities operating costs.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they have two years of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues

Revenue for the three months ended March 31, 2019 was $1,075,995 compared to $1,016,199 for the three months ended March 31, 2018 (“the prior year period”), an increase of $59,796 or 5.9%. This increase is due to an increase of $100,235 in WCI monthly service fees, an increase of $37,766 in finance lease revenue, and a $1,130 increase in consulting revenue, partially offset by a ($77,515) decrease in leased equipment sales in the current period as compared to the prior year period.

Gross profit

Gross profit for the three months ended March 31, 2019 was $370,374 compared to $345,707 for the prior year period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $307,894 or 32.2% of revenue for the three months ended March 31, 2019 compared to $302,413 or 35.3% for the prior year period, a decrease of (3.1%). Partner I had gross profit of $23,811 for the three months ended March 31, 2019 as compared to $112,693 in the prior year period. Partner II had gross profit of $30,361 for the three months ended March 31, 2019 as compared to $0 in the prior year period.

The decrease in WCI gross profit was due to an increase in vehicle costs of 1.5% and an increase in other cost of goods sold of 1.6%, as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2019 was $1,226,618 compared to $565,778 for the prior year period, an increase of $660,840. The main reason for the increase is a $641,989 increase in bad debt expense, ($668,958 of bad debt expense was recorded to reserve against the finance lease receivable from G Farma, see footnotes 1 and 9 to the financial statements.) In addition, the Company experienced a $20,000 increase in management fees, and a $16,186 increase in insurance expense, which is partially offset by a decrease of ($17,355) in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($1,531,824) for the three months ended March 31, 2019 compared to $86,530 for the prior year period, a decrease of ($1,618,354). Of the decrease ($1,639,558) is due to impairments on G Farma notes receivable, investment in G Farma contractual interest in legal recovery, and equity in G Farma Equity Entities, and ($395) is due to increase in interest expense, partially offset by an increase on gain on investments of $18,086 and an increase of $3,513 in interest income and in the current period as compared to the prior year period.

Net results

The net result for the three months ended March 31, 2019 was net loss attributable to Mentor of (2,406,595) or ($0.104) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($151,704) or ($0.007) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2019 we had cash and cash equivalents of $1,353,062 and a working capital of $1,719,257.

Operating cash outflows in the three months ended March 31, 2019 were ($277,541), including ($2,404,868) of net loss, and subtraction for non-cash change in amortization of discount on our investment in account receivable of ($19,998), a change in accrued interest income of ($7,630), a non-cash gain on investment in securities of ($71,930), and a decrease in operating liabilities of ($99,576), partially offset by an add back for the non-cash impairment of G Farma investments of $1,639,558, non-cash bad debt expense of $668,958, non-cash depreciation and amortization of $10,952, non-cash amortization on right of use assets of $2,241, and a $4,752 decrease in operating assets.

Cash inflows from investing activities in the three months ended March 31, 2019 were $200,422 due to $249,222 proceeds from investment securities sold, $7,298 proceeds from notes receivable, $62,864 proceeds from finance leases receivable, and $117,000 proceeds received on investment in accounts receivable, partially offset by ($31,000) invested in notes receivable, ($18,153) of deposits on equipment to be leased, ($78,650) investment in finance leases receivable, ($100,000) purchase of contractual interest in legal recovery, and ($8,159) purchase of property and equipment.

Net outflows from financing activities during the three months ended March 31, 2019 were ($40,393) of which ($5,440) was paid on related party payable, ($14,586) payments on long-term debt, ($17,843) payments on finance lease liabilities, and ($2,524) non-controlling interest distributions. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise temporarily paused, suspended or truncated by the Company.

For the three months ended March 31, 2019, there were no redemptions of Series D Warrants. In January 2018, there were 379,436 Series D warrants exercised at the regular exercise price of $1.60 for Series D warrants for $607,097. On September 9, 2018, there were two partial redemption requests accepted to exercise 63,161 outstanding Series D warrants for $22,106 plus warrant redemption fees of $6,316. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2019, the Company had 23,139,837 outstanding shares of its Common Stock trading at approximately $0.43 per share. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At March 31, 2019, there were 87,456 Series B warrants exercisable at $0.11 per share that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise paused, suspended or truncated by the Company. For the three months ended March 31, 2019, there were no warrants exercised. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant.

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

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “seeks,” “looks,” “hopes,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Accordingly, we caution readers not to place undue reliance on these statements. Where required by applicable law, we will undertake to update any disclosures or forward-looking statements.

A failure to obtain financing could prevent us from executing our business plan.

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 24 months. It is possible that if future financing is not obtained, we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more cannabis businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We, and our partners and subsidiaries intend to rely on patent protection, trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our, and our affiliates’ and partners’, products and services or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our, and our affiliates’ and partners’, proprietary rights may not be adequate, and third parties may infringe or misappropriate our, and our affiliates’ and partners’, patents, copyrights, trademarks, and similar proprietary rights. If we, or our affiliates and partners, fail to protect intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that neither we nor our affiliates and partners infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 24.20% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 6, 2019, Mr. Billingsley owned approximately 17.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 24.20% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. (See footnote 15 to the consolidated financial statements.) Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

•domestic and international economic, business and political conditions;justified or unjustified adverse publicity; and

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

No unregistered securities were sold during the three month period ended March 31, 2019.

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

Mentor Capital, Inc.

Date: May 15, 2019By: /s/ CHET BILLINGSLEY

Chet Billingsley, Chief Executive Officer

Date: May 15, 2019By: /s/ LORI STANSFIELD

Lori Stansfield, Chief Financial Officer