Form 10-Q
period 2019-06-30
Mentor Capital, Inc.
filed 2019-08-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]. No [  ].

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No [X]

At August 5, 2019, there were 23,139,837 shares of Mentor Capital, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, because of our investments in the cannabis-related industry we may be subject to heightened scrutiny and our portfolio companies may be subject to additional and changing laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company”, “Mentor”, “we”, “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$1,109,858	$1,470,574
Investment in securities, at fair value	102,473	362,585
Deposits on manufacturing equipment purchases	45,384	43,907
Accounts receivable, net	449,323	437,508
Net finance leases receivable, current portion	58,955	175,727
Net finance leases receivable-non-performing	303,532	-
Investment in accounts receivable, current portion, net of discount	117,000	117,000
Notes receivable, current portion	-	45,173
Convertible notes receivable, current portion	27,035	26,384
Prepaid expenses and other current assets	39,632	77,634
Employee advances and other receivable	10,303	4,004

Total current assets	2,263,495	2,760,496

Property and equipment
Property and equipment	167,946	195,571
Accumulated depreciation and amortization	(127,989)	(152,602)

Property and equipment, net	39,957	42,969

Other assets
Operating lease right-of-use assets	446,871	-
Finance lease right-of-use assets	151,141	-
Investment in account receivable, net of discount and current portion	341,515	418,518
Net finance leases receivable, net of current portion	417,835	1,361,554
Notes receivable, net of current portion	-	971,653
Convertible notes receivable, net of current portion	51,650	50,417
Contractual interest in legal recovery	300,000	800,002
Deposits	9,575	9,575
Long term investments	209,697	251,297
Goodwill	1,426,182	1,426,182

Total other assets	3,354,466	5,289,198

Total assets	$5,657,918	$8,092,663

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	June 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$34,845	$67,455
Accrued expenses	252,039	359,568
Related party payable	34,037	40,000
Deferred revenue	25,845	86,461
Finance lease liability, current portion	31,597	-
Operating lease liability, current portion	195,999	-
Long term debt, current portion	37,902	53,166

Total current liabilities	612,264	606,650

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,057,646	1,027,118
Finance lease liability, net of current portion	102,776	-
Operating lease liability, net of current portion	237,428	-
Long term debt, net of current portion	10,758	25,055

Total long-term liabilities	1,408,608	1,052,173

Total liabilities	2,020,872	1,658,823

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 shares issued and outstanding
at June 30, 2019 and December 31, 2018 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,139,837 and 23,139,837 shares issued
and outstanding at June 30, 2019 and December 31, 2018	2,314	2,314
Additional paid in capital	13,071,626	13,071,626
Accumulated deficit	(9,253,186)	(6,438,316)
Non-controlling interest	(183,708)	(201,784)

Total shareholders' equity	3,637,046	6,433,840

Total liabilities and shareholders' equity	$5,657,918	$8,092,663

* Par value is less than $0.01.

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Service fees	$1,017,587	$894,656	$1,973,493	$1,750,327
Lease equipment sales	-	317,680	74,889	470,084
Finance lease revenue	12,162	11,364	49,053	12,488
Consulting revenue	-	7,560	8,310	14,560

Total revenue	1,029,749	1,231,260	2,105,745	2,247,459

Cost of sales	719,111	852,696	1,424,731	1,523,188

Gross profit	310,638	378,564	681,014	724,271

Selling, general and administrative expenses	596,976	563,380	1,823,594	1,129,158

Operating income (loss)	(286,338)	(184,816)	(1,142,580)	(404,887)

Other income and (expense)
Gain (loss) on investments	(132,088)	66,606	(1,701,969)	118,197
Interest income	22,884	43,520	65,464	82,586
Interest expense	(5,851)	(3,871)	(10,375)	(7,999)
Gain on equipment disposal	1,500	-	1,500	-
Other income (expense)	11,340	2,380	11,340	2,380

Total other income and (expense)	(102,215)	108,635	(1,634,040)	195,164

Income (loss) before provision for income taxes	(388,553)	(76,181)	(2,776,620)	(209,723)

Provision for income taxes	850	5,600	17,650	17,650

Net income (loss)	(389,403)	(81,781)	(2,794,270)	(227,373)

Gain (loss) attributable to non-controlling interest	18,872	(7,175)	20,600	(1,062)

Net income (loss) attributable to Mentor	$(408,275)	$(74,606)	$(2,814,870)	$(226,311)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.018)	$(0.003)	$(0.122)	$(0.010)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	23,139,837	23,076,676	23,139,837	23,039,191

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2019 and 2018

	Controlling interest								Non- controlling equity (deficit)	Totals
	Preferred stock		Common stock		Additional paid in capital	Accumulated equity (deficit)	Accumulated Other Compre- hensive Income	Total
	Shares	$0.0001 par*	Shares	$0.001 par

Balances at Mar 31, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (8,844,911)	$ -	$ 4,229,029	$(202,580)	$ 4,026,449

Net income (loss)	-	-	-	-	-	(408,275)	-	(408,275)	18,872	(389,403)

Balances at June 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (9,253,186)	$ -	$ 3,820,754	$ (183,708)	$ 3,637,046

Balances at Mar 31, 2018	-	$ -	23,076,676	$ 2,308	$ 12,948,501	$ (6,180,860)	$ -	$ 6,769,949	$ (183,764)	$ 6,586,185

Issuance, Series Q preferred stock	11	-	-	-	109,985	-	-	109,985	-	109,985

Net income (loss)	-	-	-	-	-	(74,606)	-	(74,606)	(7,175)	(81,781)

Balances at June 30, 2018	11	$ -	23,076,676	$ 2,308	$ 13,058,486	$ (6,255,466)	$ -	$ 6,805,328	$ (190,939)	$ 6,614,389

*Par value of series Q preferred shares is less than $1.

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2019 and 2018

	Controlling interest								Non- controlling equity (deficit)	Totals
	Preferred stock		Common stock		Additional paid in capital	Accumulated equity (deficit)	Accumulated Other Compre- hensive Income	Total
	Shares	$0.0001 par*	Shares	$0.001 par

Balances at Dec 31, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (6,438,316)	$ -	$ 6,635,624	$ (201,784)	$ 6,433,840

Non-controlling distribution	-	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(2,814,870)	-	(2,814,870)	20,600	(2,794,270)

Balances at June 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (9,253,186)	$ -	$ 3,820,754	$ (183,708)	$ 3,637,046

Balances at Dec 31, 2017	-	$ -	22,814,283	$ 2,281	$ 12,560,619	$ (6,063,977)	$ 34,822	$ 6,533,745	$ (187,132)	$ 6,346,613

Conversion of warrants to common stock, net of conversion costs	-	-	379,436	38	616,020	-	-	616,058	-	616,058

Jan 25, 2018 Bhang shares cancelled in rescission	-	-	(117,000)	(11)	(228,138)	-	-	(228,149)	-	(228,149)

Jan 25, 2018 related party shares cancelled	-	-	(43)	-	-	-	-	-	-	-

Non-controlling distribution	-	-	-	-	-	-	-	-	(2,745)	(2,745)

Issuance, Series Q preferred stock	11	-	-	-	109,985	-	-	109,985	-	109,985

Reclass of unrealized unrealized gains on investment in equity securities	-	-	-	-	-	34,822	(34,822)	-	-	-

Net income (loss)	-	-	-	-	-	(226,311)	-	(226,311)	(1,062)	(227,373)

Balances at June 30, 2018	11	$ -	23,076,676	$ 2,308	$ 13,058,486	$ (6,255,466)	$ -	$ 6,805,328	$ (190,939)	$ 6,614,389

*Par value of series Q preferred shares is less than $1.

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,794,270)	$(227,373)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	11,170	8,656
Non-cash amortization of right of use asset	4,481	-
Payments on finance lease liability	10,143	-
Gain on equipment disposal	(1,500)	-
Bad debt expense	740,484	27,942
Amortization of discount on investment in account receivable	(39,997)	(36,353)
Gain on sale of investment in Brighter Day Health	-	(53,058)
Increase in accrued investment interest income	(8,579)	(940)
(Gain) loss on investment in securities, at fair value	10,890	(65,140)
Impairment on G Farma notes receivable and investments	1,688,825	-
Decrease (increase) in operating assets
Cash in attorney trust accounts	-	314,536
Accounts receivable - trade	(22,914)	7,152
Prepaid expenses and other current assets	20,077	12,299
Employee advances	(6,299)	(11,265)
Increase (decrease) in operating liabilities
Accounts payable	(32,610)	(12,389)
Accrued expenses	(107,529)	(6,922)
Deferred revenue	-	60,904
Accrued salary, retirement and benefits - related party	30,528	15,794

Net cash provided by (used by) operating activities	(497,100)	33,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	-	1,987,099
Purchase of investment securities	-	(101,441)
Proceeds from investment securities sold	249,222	-
Proceeds from convertible notes receivable	-	4,140
Cash advanced on notes receivable	(31,000)	(100,000)
Proceeds from notes receivable	7,298	14,965
Deposits on equipment to be leased	(18,153)	(557,855)
Investment in direct financing leases	(94,786)	(507,706)
Proceeds from finance lease receivable	78,420	31,382
Purchase contractual interest in legal recovery	(100,000)	-
Purchases of property and equipment	(8,158)	(2,399)
Proceeds from sale of property and equipment	1,500	-
Proceeds from sale of investment in Brighter Day Health	-	109,000

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months Ended
	Ended June 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Down payment on right of use asset	$(16,769)	$-
Proceeds from investment in receivable	117,000	117,000

Net cash provided by (used by) investing activities	184,575	994,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	-	616,059
Payment to rescind Bhang owners’ common stock	-	(228,150)
Payments on related party payable	(5,963)	-
Payments on finance lease liability	(10,143)
Payments on long-term debt	(29,561)	(15,782)
Non-controlling interest distribution	(2,524)	(2,745)

Net cash provided by (used by) financing activities	(48,191)	479,367

Net change in cash	(360,716)	1,507,395

Beginning cash	1,470,574	834,190

Ending cash	$1,109,858	$2,341,585

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$10,440	$8,128

Cash paid for income taxes	$15,070	$10,894

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Right of use assets acquired through operating lease liability	$538,179	$-

Right of use assets acquired through finance lease liability	$144,516	$-

Bhang Corporation receivable cancelled by return of Mentor common	$-	$228,150

Convertible note receivable converted to equity in Electrum	$-	$86,256

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

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

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%. This investment is carried at $0 and $0 at June 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets.

On June 30, 2017, the Company converted its original $100,000 convertible promissory note from Electrum Partners, LLC (“Electrum”) plus accrued and unpaid interest of $7,772 into an equity interest in Electrum, at a conversion price of $19 per interest, for 5,672 membership interest units. The investment in Electrum is reported in the consolidated balance sheets as a minority investment at cost of $107,772 at June 30, 2019 and December 31, 2018, see Note 13.

On April 28, 2017, the Company invested an additional $100,000 in Electrum (Note II) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, the Company converted the outstanding Note II balance of $85,188 plus unpaid interest of $1,068 into 526 membership interest units at a conversion price of $164 per interest. The second investment in Electrum, from converting Note II, is reported in the consolidated balance sheets as a minority investment at cost of $86,256 at June 30, 2019 and December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 1 - Nature of operations (continued)

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at June 30, 2019, see Note 9.

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9.

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests (See Note 8). On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities. See Note 8.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 11, Mentor provided $100,000 in capital for payment of Litigation costs. In exchange, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery.

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

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including approximately $427,804 of equipment under lease to G Farma from Partner I, were impounded by the City of Corona on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due the Company. See Notes 8, 9, and 11.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 1 - Nature of operations (continued)

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will fully recover amounts due us. Based on our analysis of current conditions we have recorded a bad debt allowance of $752,148 on the finance lease receivable at June 30, 2019, see Note 9, and have fully impaired G Farma notes receivable and the contractual interest in G Farma’s legal recovery, see Note 8. This resulted in an impairment of $1,073,731 on G Farma notes receivable of $1,045,051 plus accrued interest of $28,680, and a full impairment of $600,002 for our investment in the G Farma contractual interest in legal recovery. The Company’s investment in G Farma Entities, previously valued at $41,600, has also been reduced to $0, see Notes 8 and 11.

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 8, 9, and 11, in the Superior Court of California in the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as an action for an injunction to recover leased property, recover collateral under a security agreement, and collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter, however, collection is uncertain at this time. See Note 21.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the six month period ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019. These financial statements should be read in conjunction with that report.

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of subsidiaries in which a controlling financial interest is owned. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (Continued)

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

Lease Accounting – As of January 1, 2019, we adopted ASU No. 2016-02, “Leases”, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 is not comparative as it was not restated and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented. Under the new guidance, our lessor accounting is unchanged.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (Continued)

Standard		Effective date
2018-07	Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
2017-08	Receivables - Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows – Restricted Cash	January 1, 2018
2016-16	Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

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

Intangibles - Goodwill and Others – Issued in January 2017, ASU 2017-04, “Intangibles - Goodwill and Other Simplifying the Test for Goodwill Impairment,” simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2019 and December 31, 2018.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2019 and December 31, 2018, the Company has recorded an allowance in the amount of $31,330 and $18,907, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (Continued)

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

Convertible notes receivable (continued)

The Company has convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 and $75,000 plus accrued interest of $3,685 and $1,801 at June 30, 2019 and December 31, 2018, respectively, as presented in Note 7. The notes bear 5% interest with one $25,000 principal face amount note maturing on October 25, 2019, and a second $50,000 principal face amount note maturing on October 31, 2020. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into 276,944 and 270,324 Conversion Shares at June 30, 2019 and December 31, 2018, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (Continued)

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 8, the Company impaired the finance lease receivable from G Farma at June 30, 2019 by $752,148 based on Management’s estimate of amounts we expect to recover. There were no impaired finance receivables as of December 31, 2018.

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

As described in Note 1, on March 14, 2019, the Company was notified by G Farma that the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The Building Department notice stated that G Farma had modified electric and gas lines in order to use butane in processing in a Corporate business park environment. On April 24, 2019, the Company learned that certain G Farma assets at their corporate location, including approximately $427,804 of Partner I equipment under lease to G Farma from Partner I, had been impounded by the City of Corona. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance lease receivable. G Farma has not made a lease payment since February 19, 2019 and has to date refused to return the remaining $858,799 of leased equipment.

On May 28, 2019, the Company and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 11, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as an action for an injunction, to recover leased property, recover collateral under a security agreement, and collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. See Note 21.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (Continued)

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Our leases have remaining lease terms of 3 months to 46 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2019 and December 31, 2018.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

Service fees generated by WCI are for monthly services performed to reduce customer’s operating costs. Service fees are invoiced and recognized as revenue in the month services are performed.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

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

Basic and diluted income (loss) per common share

We compute net income (loss) per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of June 30, 2019 and December 31, 2018, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and six months ended June 30, 2019 and 2018 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the three months ended June 30, 2019 and 2018, nor were any interest or penalties accrued as of June 30, 2019 and December 31, 2018. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended June 30, 2019 and 2018 were $3,851 and $24,291, respectively. Advertising and promotion costs for the six months ended June 30, 2019 and 2018 were $6,886 and $25,449, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

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

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid health insurance	$5,519	$5,520
Prepaid lease expense	-	17,925
Other prepaid costs	34,113	54,189
	$39,632	$77,634

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 4 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with annual installment payments of $117,000 for 11 years, through 2026, totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through exercise of 757,059 Series D warrants at $1.60 per share plus a $0.10 per warrant redemption price.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The investment in account receivable is supported by an exchange agreement and consisted of the following:

	June 30, 2019	December 31, 2018
Face value	$819,000	$936,000
Unamortized discount	(360,485)	(400,482)
Net balance	458,515	535,518
Current portion	(117,000)	(117,000)
Long term portion	$341,515	$418,518

For the three months ended June 30, 2019 and 2018, $19,999 and $21,401 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2019 and 2018, $39,997 and $36,353 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment is comprised of the following:

	June 30, 2019	December 31, 2018
Computers	$37,271	$37,271
Furniture and fixtures	22,075	22,075
Machinery and vehicles	108,600	136,225
	167,946	195,571
Accumulated depreciation and amortization	(127,989)	(152,602)

Net Property and equipment	$39,957	$42,969

Depreciation and amortization expense was $218 and $4,356 for the three months ended June 30, 2019 and 2018, respectively. In the quarter ended June 30, 2019, we reclassed $148,732 of vehicles to finance lease right-of-use assets and reduced depreciation expense by $5,367. Depreciation and amortization expense was $11,170 and $8,656 for the six months ended June 30, 2019 and 2018, respectively. Depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $163,584 and $0 as of June 30, 2019 and December 31, 2018, respectively. Finance lease right-of-use assets of $148,732 were reported as part of property and equipment at March 31, 2019 and have been reclassified and presented as finance lease right-of-use assets at June 30, 2019. Accumulated amortization associated with finance leases was $12,443 and $0 as of June 30, 2019 and December 31, 2018, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 6 – Lessee Leases (Continued)

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost included in cost of goods	$34,238	$91,095
Operating lease cost included in operating costs	14,592	28,288
Total operating lease cost (1)	48,830	119,383
Finance lease cost, included in cost of goods:
Amortization of lease assets	7,076	12,443
Interest on lease liabilities	1,890	2,150
Total finance lease cost	8,966	14,593
Short-term lease cost	8,370	16,740
Total lease cost	$66,166	$150,716

(1)Right of use asset amortization under operating agreements was $45,094 for the three months ended June 30, 2019 and $93,767 for the six months ended June 30, 2019.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

June 30, 2019
Weighted-average remaining lease term – operating leases	2.3 years
Weighted-average remaining lease term – finance leases	3.7 years
Weighted-average discount rate – operating leases	10.2%
Weighted-average discount rate – finance leases	9.0%

As of June 30, 2019, our lease liabilities were as follows:

	Finance Leases	Operating Leases	Total
Gross lease liabilities	$189,857	$493,377	$683,234
Less: imputed interest	(55,484)	(59,950)	(115,434)
Present value of lease liabilities	134,373	433,427	567,800
Less: current portion	(31,597)	(195,999)	(227,596)
Long-term lease liabilities	$102,776	$237,428	$340,204

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	June 30, 2019	December 31, 2018

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $2,035 and $1,384 at June 30, 2019 and December 31, 2018, respectively. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$27,035	$26,384

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $1,650 and $417 at June 30, 2019 and December 31, 2018, respectively. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	51,650	50,417

Total convertible notes receivable	78,685	76,801

Less current portion	(27,035)	(26,384)

Long term portion	$51,650	$50,417

* The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 95,158 Conversion Shares and the October 31, 2018 Note would convert into 181,786 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bore interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and maturity on April 15, 2022. The two G Farma notes, as amended by subsequent addenda, are secured by all property, real and personal, tangible or intangible of G Farma and are guaranteed by GF Brands, Inc. and two majority shareholders of G Farma. Effective as of March 4, 2019, the Company and G Farma had executed eight addenda subsequent to the original agreement.

The latest addendum, Addendum VIII, was effective as of March 4, 2019. The seven addenda, Addendum II through Addendum VIII, increased the aggregate principal face amount of the working capital note to $990,000 and increased the monthly payments on the working capital note to $10,239 per month beginning March 15, 2019. The maturity date remained the same resulting in a total balloon payment on the working capital note of approximately $800,008 at maturity. G Farma has not made scheduled payments on the notes receivable since February 19, 2019.

On September 6, 2018, as a result of an Equity Purchase and Issuance Agreement, certain entities were obligated to deliver to Mentor equity interests equal to 3.75% of G Farma and its affiliates’ (“G Farma Equity Entities”) in exchange for Mentor relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. At December 31, 2018, Mentor had estimated the fair value of the 3.75% equity interest in the G Farma Equity Entities Mentor was supposed to receive, based on then licensed operations of the G Farma Equity Entities, at $41,600. On March 4, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained from G Farma an obligation to issue an additional 0.093% interest in the G Farma Equity Enities, resulting in a total 3.843% interest in the G Farm Equity Entities and included the addition of Goya Ventures, LLC. However, due to the uncertain financial position of the G Farma Entities, following the closure of its Corporate office and impoundment of certain Mentor assets leased to G Farma, described in Notes 1 and 10, the Company has fully impaired it’s equity interests in G Farma Equity Entities entirely by recording a loss on investments of $41,600 in the quarter ended March 31, 2019.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VII resulting in a required fee of $2,741 per month as of December 31, 2018. Addendum VIII increased the required consulting fee to $2,828, but consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. For the three months ended June 30, 2019 and 2018, $0 and $7,560 of consulting fees from G Farma is included in revenue in the condensed consolidated income statement, respectively. For the six months ended June 30, 2019 and 2018, $8,310 and $7,000 of consulting fees from G Farma is included in revenue in the condensed consolidated income statement, respectively.

Defendants have not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019, and the Company feels that it is unlikely it can recover the full amounts due. Because Defendants did not follow their obligations under the Master Equipment Lease and failed to operate in compliance with local and state cannabis laws, approximately $427,804 worth of Partner I equipment under lease to G Farma was impounded by the Corona Police on or around February 22, 2019. Additionally, Defendants continue to hold approximately $858,799 worth of Mentor Partner I, LLC’s remaining equipment in breach of the Master Equipment Lease which required the immediate return of Mentor Partner I, LLC’s equipment in the event of default. See also footnotes, 9, 11, and 21 to the condensed consolidated financial statements.

All arrangements with G Farma, have been placed on non-accrual basis. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, has been suspended.

As described in Note 1, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including approximately $427,804 of equipment under lease to G Farma from Partner I, were impounded by the City of Corona. This event has significantly impacted G Farma’s financial position and its ability to make future payments under the finance leases receivable and notes receivable due the Company.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (Continued)

Company management is uncertain that G Farma will be able to perform under its obligations to the Company. Based on our analysis of current conditions, our investments in G Farma notes receivable, at June 30, 2019, have been fully impaired. An impairment of $49,268 and $1,045,051, for the three and six months ended June 30, 2019, respectively, which is included in loss on investments in the condensed consolidated statement of income. Calculated interest receivable of approximately $28,680 has not been recognized in the financial statements due to uncertainty of collection.

Notes receivable from G Farma consists of the following:

	June 30, 2019	December 31, 2018
Real estate note	$111,009	$111,843
Working capital note	934,042	909,507
Impairment recorded	(1,045,051)	-
Note receivable discount	-	(7,591)
Accrued interest	-	3,067
	-	1,016,826
Less current portion	-	(45,173)
Long term portion of notes receivable	$-	$971,653

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20 and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $0 and $317,680 for the three months ended June 30, 2019 and 2018, respectively. Partner I recorded equipment sales revenue of $0 and $470,084 for the six months ended June 30, 2019 and 2018, respectively. On or around February 22, 2019, approximately $427,804 equipment under lease was impounded by the City of Corona. As of June 30, 2019, the G Farma Entities have unauthorized possession of Mentor Partner I, LLC’s remaining approximate $858,799 of equipment and are in default of their obligations under the Master Equipment Lease. On May 28, 2019, Partner I and Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for breach of contract against the G Farma Lease Entities and the G Farma Lease Guarantors. At June 30, 2019 and December 31, 2018, it is believed that Partner I leased equipment under finance leases receivable are located in California.

As discussed in Notes 1 and 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including approximately $427,804 of equipment under the Master Equipment Lease Agreement with G Farma Entities, was impounded by the City of Corona. This event has severely impacted G Farma’s ability to pay amounts due the Company in the future. Based on our estimate of what we expect to collect or recover on the G Farma leases receivable, we have recorded a bad debt expense of $60,427 and $729,385, for the three and six months ended June 30, 2019, respectively, which is included in selling, general and administrative expenses in the condensed consolidated income statement. The G Farma lease receivable have been put on non-accrual status and are classified as non-performing on the condensed consolidated balance sheet at June 30, 2019. Additional lease costs of $22,764 to be invoiced in April 2019, did not meet our revenue recognition requirements and the increase in the lease receivable was offset directly to the reserve for bad debt, increasing the reserve for bad debt from $729,385 to $752,148 at June 30, 2019. There was no reserve for bad debt on finance leases receivable at December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 9 – Finance leases receivable (Continued)

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $0 and $0 for the three months ended June 30, 2019 and 2018, respectively. Partner II recorded equipment sales revenue of $23,811 and $0 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, all Partner II leased equipment under finance leases receivable is located in Colorado.

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

Net investment in finance leases

The net investment included in finance leases at June 30, 2019 are as follows:

	Partner I Non-performing	Partner II Performing	Total
Gross minimum lease payments receivable	$1,455,685	$642 942	$2,098,627
Accrued interest	-	2 487	2,487
Less: unearned interest	(400,005)	(168,639)	(568,644)
Less: reserve for bad debt	(752,148)	-	(752,148)
Finance leases receivable	303,532	476,790	780,322
Less current portion	(303,532)	(58,955)	(362,487)
Long term portion	$-	$417,835	$417,835

The net investment included in finance leases at December 31, 2018, all of which were classified as performing, are as follows:

	Partner I	Partner II	Total
Gross minimum lease payments receivable	$1,516,985	$581,000	$2,097,985
Accrued interest	5,312	2,752	8,064
Less: unearned interest	(410,837)	(157,931)	(568,768)
Finance leases receivable	1,111,460	425,821	1,537,281
Less current portion	(127,644)	(48,083)	(175,727)
Long term portion	$983,816	$377,738	$1,361,554

Interest income recognized from Partner I finance leases for the three months ended June 30, 2019 and 2018, was $0 and $11,364, respectively. Interest income recognized from Partner I finance leases for the six months ended June 30, 2019 and 2018, was $23,811 and $12,488, respectively.

On May 28, 2019, the Company filed a complaint to recover our leased equipment from G Farma, see Notes 1 and 21. The estimated value of the equipment is expected to be recovered within twelve months and therefore the lease receivable balance is presented as a current maturity at estimated resale value less estimated costs to sell.

Interest income recognized from Partner II finance leases for the three months ended June 30, 2019 and 2018 was $12,162 and $0, respectively. Interest income recognized from Partner II finance leases for the six months ended June 30, 2019 and 2018 was $25,241 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 9 – Finance leases receivable (Continued)

At June 30, 2019, minimum future payments receivable under all finance leases receivable were as follows:

12 months ending June 30,	Non-performing (Partner I)	Performing (Partner II)	Total
2020	$303,532	$58,955	$362,487
2021	-	65,508	65,508
2022	-	72,789	72,789
2023	-	80,879	80,879
2024	-	89,869	89,869
Thereafter	-	108,790	108,790
	$303,532	$476,790	$780,322

Note 10 – Deposits on manufacturing equipment purchases

At June 30, 2019 and December 31, 2018, Partner I had deposits with manufacturing equipment suppliers in the amount of $45,384 and $43,908, respectively, for equipment that was to be leased by the G Farma entities in California once the equipment was delivered. The deposit at June 30, 2019 represents full payment for equipment not yet delivered and we are in the process of locating another buyer for the equipment. Because this related to our commitment to provide equipment under the G Farma finance lease agreements, we have considered this equipment deposit in our analysis of the estimated bad debt reserve for the G Farma finance leases receivable at June 30, 2019.

Note 11 - Contractual interests in legal recoveries

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

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California was dismissed on April 12, 2018 and has no value. At June 30, 2019, the $600,002 contractual interest in G Farma’s legal recovery has been fully impaired due to the events discussed in Notes 1, 8, and 9, where the City of Corona Building Department closed access to G Farma’s corporate location and the City of Corona impounded certain G Farma assets. These events have significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii). Currently G Farma does not have an agreement to offer G Farma securities to other persons under option (iii) and any such securities would, at this point, likely have no value.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 11 - Contractual interests in legal recoveries(Continued)

Interest in Electrum Partners, LLC legal recovery

Electrum is the plaintiff in that certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”) in which Electrum may recover approximately $1,900,000. On October 23, 2018, Mentor entered into a Joint Prosecution Agreement among Mentor, Mentor’s corporate legal counsel, Electrum, and Electrum’s legal counsel.

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which the Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. At June 30, 2019 and December 31, 2018, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $100,000 and $100,000, respectively, and the remaining legal cost commitment to be paid of $31,339 and $84,059, respectively, is included in accrued liabilities. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at June 30, 2019 and December 31, 2018.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at its $100,000 cost as part of Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

Interest in Electrum Partners, LLC legal recovery (continued)

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. In addition, Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2019.

Note 12 - Concentration of credit risk

The Company had a significant portion of its assets invested in G Farma entities, which assets have now been impaired. These investments included the notes receivable and the intended 3.843% equity in G Farma Equity Entities described in Note 8, and the finance leases receivable described in Note 9. At June 30, 2019, after the bad debt reserve described in Note 9 and the asset impairments described in Notes 8, 9, and 11, these assets represent 6% of the consolidated total assets of the Company. At December 31, 2018, these assets represented 27% of the consolidated total assets of the Company.

The Company closely monitors each investment based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

The events described in Notes 1, 8, 9, and 11, led the Company to record a bad debt reserve against finance leases receivable of $752,148 at June 30, 2019. For the three and six month periods ended June 30, 2019, $60,427 and $729,385, respectively of bad debt expense related to the finance leases receivable, is included in selling, general and administrative expenses in the condensed consolidated income statements. Included in the receivable and bad debt reserve is an additional $22,764 which is unlikely of collections and therefore was not recognized as revenue or as bad debt expense.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 12 - Concentration of credit risk (Continued)

These same events, led the Company to fully impair G Farma notes receivable of $1,045,051, fully impair the $600,002 contractual interest in G Farma’s legal recovery, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. Total impairments related to the G Farma investments, recorded at June 30, 2019, are $1,686,653 of which $47,095 and $1,686,653, respectively, are included in Gain (loss) in investments in the condensed consolidated income statements for the three months and six ended June 30, 2019. No impairments or reserves were recorded at December 31, 2018.

Note 13 – Investments and fair value

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2017	$188,635	$-	$600,002	$-	$163,714
Total gains or losses
Included in earnings (or changes in net assets)	(62,322)	-	-	-	86,306
Purchases, issuances, sales, and settlements
Purchases	236,272	-	200,000	5,669	96,256
Issuances	-	-	-	-	8,351
Sales	-	-	-	-	(108,999)
Settlements	-	-	-	-	-
Balance at December 31, 2018	362,585	-	800,002	5,669	245,628
Total gains or losses
Included in earnings (or changes in net assets)	(10,890)	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	100,000	-	-
Issuances	-	-	-	-	-
Sales	(249,222)	-	-	-	-
Settlements	-	-	-	-	-
Balance at June 30, 2019	$102,473	$-	$300,000	$5,669	$204,028

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at June 30, 2019 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$13,100	$7,500	$-	$17,239
OTCQB listed company stock	197,166	2,681	(114,613)	85,234
	$210,266	$10,181	$(114,613)	$102,473

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 13 - Investments and fair value (continued)

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains and losses recognized during the period on equity securities	$(82,820)	$66,606	$(10,890)	$65,140

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	50,521	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(82,820)	$66,606	$(61,411)	$65,140

Note 14 - Common stock warrants

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through June 30, 2019 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of June 30, 2019 and December 31, 2018 the weighted average contractual life for all Mentor warrants was 19.0 years and 19.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the six months ended June 30, 2019 and 2018, a total of 0 and 379,436 warrants were exercised, respectively. There were no warrants issued during the periods ended June 30, 2019 and 2018. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated, see Note 5. The intrinsic value of outstanding warrants at June 30, 2019 and December 31, 2018 was $16,617 and $20,115, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 14 - Common stock warrants (continued)

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated (see Note 5)	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(442,597)	(442,597)
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2019	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at June 30, 2019	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the six months ended June 30, 2019, no warrants were redeemed. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. The regular warrant exercises and 1% partial redemption authorization, which were recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share for the year ended December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 15 - Warrant redemption liability

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2019 and December 31, 2018.

Note 16 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of June 30, 2019 and December 31, 2018, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 16 - Stockholders’ equity (continued)

Preferred Stock (continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at June 30, 2019 and December 31, 2018 include this interest. The Core Q Holdings Asset Value at June 30, 2019 and December 31, 2018 was $13,890 and $12,844 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.32 and $0.36, respectively, into an aggregate of 477,478 and 392,447 shares, of the Company’s Common Stock, respectively. Because there were net losses for the three and six month periods ended June 30, 2019 and 2018, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 17 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 6. The following summarizes our lease liability maturities by fiscal year for operating and finance leases:

Maturity of lease liabilities
12 months ending June 30,	Finance leases	Operating leases
2020	$31,597	$195,999
2021	34,781	166,513
2022	38,043	69,947
2023	29,952	968
Total	134,373	433,427
Less: Current maturities	31,597	195,999
Long-term liability	$102,776	$237,428

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 18 - Long term debt

Long term debt

Long term debt at June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $393 and $1,059 loan service fee.	$12,339	$30,131

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	36,321	48,090

Total notes payable	48,660	78,221

Less: Current maturities	37,902	53,166

Long-term debt	$10,758	$25,055

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC and was charged a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $393 and $1,059 at June 30, 2019 and December 31, 2018, respectively.

Note 19 - Accrued salary, accrued retirement and incentive fee - related party

As of June 30, 2019 and December 31, 2018, the Company had an outstanding liability to its CEO as follows:

	June 30, 2019	December 31, 2018
Accrued salaries and benefits	$814,238	$802,775
Accrued retirement and other benefits	505,061	485,996
Offset by shareholder advance	(261,653)	(261,653)
	$1,057,646	$1,027,118

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended June 30, 2019 and 2018, the incentive fee expense was $0 and $0, respectively. For the six months ended June 30, 2019 and 2018, the incentive fee expense was $0 and $0, respectively.

Note 20 – Related party transactions

WCI received a short term, non-interest bearing loan, from an officer of WCI in December 2018. The loan balance reported on the condensed consolidated balance sheet as a related party payable, at June 30, 2019 and December 31, 2018, was $34,037 and $40,000, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 21 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 11, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as an action for an injunction, to recover leased property, recover collateral under a security agreement, and collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however collection is uncertain at this time. Due to uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Notes 8, 9 and 11.

Note 22 – Segment Information

The Company is operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals Plc. (GWPH), KushCo. Holdings, Inc. (KSHB), previously Kush Bottles, Inc., Generation Alpha, Inc. (GNAL), previously Solis Tek, Inc., and GB Sciences, Inc. (GBLX) stock, the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the fair value of convertible notes receivable and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, and the operation of subsidiaries in the cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer-related legacy investment until March 2018 and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended June 30, 2019
Net revenue	$12,162	$1,017,587	$-	$1,029,749
Operating income (loss)	(84,695)	40,707	(242,350)	(286,338)
Interest income	982	3	21,899	22,884
Interest expense	-	5,851	-	5,851
Property additions	-	-	-	-
Depreciation and amortization	-	(2,714)	2,932	218

Three months ended June 30, 2018
Net revenue	$336,604	$894,656	$-	$1,231,290
Operating income (loss)	92,273	(4,295)	(272,794)	(184,816)
Interest income	20,488	1	23,031	43,520
Interest expense	181	4,729	(1,039)	3,871
Property additions	-	-	2,399	2,399
Depreciation and amortization	-	2,593	1,763	4,356

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

Note 22 – Segment Information (continued)

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Six months ended June 30, 2019
Net revenue	$132,252	$1,973,493	$-	$2,105,745
Operating income (loss)	(696,392)	57,886	(504,074)	(1,142,580)
Interest income	21,628	6	43,830	65,464
Interest expense	-	10,375	-	10,375
Property additions	-	8,159	-	8,159
Depreciation and amortization	-	5,306	5,864	11,170
Total assets	2,859,528	1,726,522	1,071,868	5,657,918

Six months ended June 30, 2018
Net revenue	$497,132	$1,750,327	$-	$2,247,459
Operating income (loss)	133,869	22,193	(560,949)	(404,887)
Interest income	17,322	1	65,263	82,586
Interest expense	181	9,991	(2,173)	7,999
Property additions	-	-	2,399	2,399
Depreciation and amortization	-	5,185	3,471	8,656
Total assets	3,600,349	1,147,566	2,648,685	7,396,600

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018
Operating loss	$(286,338)	$(184,816)	$(1,142,580)	$(404,887)
Gain (loss) on investments	(132,088)	66,606	(1,701,969)	118,197
Interest income	22,884	43,520	65,464	82,586
Interest expense	(5,851)	(3,871)	(10,375)	(7,999)
Gain on equipment disposals	1,500	-	1,500	-
Other income	11,340	-	11,340	2,380

Income before income taxes	$(388,553)	$(133,541)	$(2,776,620)	$(209,723)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2019 and 2018 and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

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

On April 28, 2017, the Company invested an additional $100,000 in Electrum (“Note II”) as a convertible note with interest at 10% compounded monthly, with monthly payments of principal and interest of $2,290 beginning June 12, 2017. On May 31, 2018, Mentor converted the outstanding Note II principal balance of $85,188 plus accrued interest of $1,068 into an additional 526 membership interest units at a fixed conversion rate of $164 per interest.

The investment in Electrum is reported in the consolidated balance sheets as an investment at cost of $194,028 and $194,028 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had approximately 4.74% and 4.74% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Footnote 11 to the attached financial statements, Mentor provided $100,000 in capital for payment of for Litigation costs. In exchange, Mentor will receive 10% of anything of value received by Electrum as a result of the Litigation (“Recovery”), including amounts paid. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested and additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery, see footnote 11 to the consolidated financial statements.

NeuCourt, Inc.

The Company has investments in NeuCourt, Inc. (“NeuCourt”) under two convertible notes receivable. Investments of $25,000 on November 22, 2017 and $50,000 on October 31, 2018 were made as convertible notes receivable in NeuCourt (together “Notes”) which bear interest at 5% and mature October 25, 2019 and October 31, 2020, respectively. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.6% of the issued and outstanding NeuCourt shares, for $10,000. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the cannabis space.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended, see footnote 9 to the consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see footnote 9 to the consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner III had no activity from inception through June 30, 2019.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. Partner IV had no activity from inception through June 30, 2019.

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately 14 months of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues

Revenue for the three months ended June 30, 2019 was $1,029,749 compared to $1,231,260 for the three months ended June 30, 2018 (“the prior year period”), a decrease of ($201,511) or (16.4%). The Company did not have any lease equipment sales or consulting revenue in the three months ended June 30, 2019. This decrease is due to a decrease of ($317,680) in lease equipment sales and a decrease of ($7,560) in consulting revenue, partially offset by an increase of $122,931 in WCI monthly service fees, and an increase of $798 in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the three months ended June 30, 2019 was $310,638 compared to $378,564 for the prior year period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $315,152 or 31% of revenue for the three months ended June 30, 2019 compared to $286,329 or 32% for the prior year period, an increase of $28,823 with a decrease of (1%) as a percentage of revenue. Partner I had gross profit of ($16,676) for the three months ended June 30, 2019 as compared to $84,675 in the prior year period. Partner II had gross profit of $12,162 for the three months ended June 30, 2019 as compared to $0 in the prior year period.

The decrease in WCI gross profit percentage was due to an increase in salary and related costs of 1.6%, and an increase in other cost of goods sold of 1.7%, partially offset by a decrease in vehicle costs of (2.3%), as a percent of WCI revenue over the prior year period. The decrease in Partner I gross profit is due to the fact there were no equipment sales in the current quarter and Partner I leases receivable from G Farma were moved to a non-performing classification and a non-accrual status due to financial difficulties experienced by G Farma, as discussed in Footnotes 1 and 9 to the condensed consolidated financial statements. Partner II recognized finance revenue in the three months ended June 30, 2019 but did not have any revenue in the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2019 was $596,976 compared to $563,380 for the prior year period, an increase of $33,596. We experienced an increase of $70,553 in bad debt expense, ($60,427 of bad debt expense was recorded to increase the reserve against the finance lease receivable from G Farma, see footnotes 1 and 9 to the financial statements.) In addition, the Company experienced a $15,522 increase in insurance expense and a $10,997 increase in officers salary and benefits, which is partially offset by a decrease of ($32,500) in management fees, and a decrease of ($20,440) in advertising costs, and a decrease of ($10,536) in other selling, general and administrative expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($102,215) for the three months ended June 30, 2019 compared to $108,635 for the prior year period, a decrease of ($210,850). Of the decrease ($49,268) is due to additional impairments recorded on G Farma notes receivable, ($149,426) is due to loss on other investments, ($20,636) is due to a decrease in interest income, and ($1,980) is due to an increase in interest expense, partially offset by a gain on equipment disposal of $1,500 and an increase in other income of $8,960.

Net results

The net result for the three months ended June 30, 2019 was net loss attributable to Mentor of ($408,275) or ($0.018) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($74,606) or ($0.003) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues

Revenue for the six months ended June 30, 2019 was $2,105,745 compared to $2,247,459 for the six months ended June 30, 2018 (“the prior year six-month period”), a decrease of ($141,714) or (6.3%). This decrease is due to a decrease of ($395,195) in lease equipment sales and a decrease of ($6,250) in consulting revenue, partially offset by an increase of $223,166 in WCI monthly service fees, and an increase of $36,565 in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2019 was $681,014 compared to $724,271 for the prior year six-month period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $623,046 or 31.6% of revenue for the six months ended June 30, 2019 compared to $588,742 or 33.6% for the prior year six-month period, an increase of $34,303 with a decrease as a percentage of revenue of (2.0%). Partner I had gross profit of $7,136 for the six months ended June 30, 2019 as compared to $120,968 in the prior year six-month period. Partner II had gross profit of $42,523 for the six months ended June 30, 2019 as compared to $0 in the prior year six-month period.

The decrease in WCI gross profit percentage was due to an increase in salaries and related costs of 0.8% and an increase in other cost of goods sold of 1.2%, as a percent of WCI revenue over the prior year period. Partner I gross profit decreased due to the fact that the majority of equipment leased to G Farma was delivered in 2018, and the lease was not performing during much of 2019. Partner II recognized finance revenue in the six months ended June 30, 2019 but did not have any revenue in the prior year six-month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2019 was $1,823,594 compared to $1,129,158 for the prior year six-month period, an increase of $694,436. The main reason for the increase is a $712,541 increase in bad debt expense, ($729,385 of bad debt expense was recorded to reserve against the finance lease receivable from G Farma, see footnotes 1 and 9 to the financial statements.) In addition, the Company experienced a $31,708 increase in insurance expense, and a $16,551 increase in professional fees, which is partially offset by a decrease ($12,500) in management fees and a decrease of ($53,864) in other selling, general and administrative expenses in the current period as compared to the prior year six-month period.

Other income and expense

Other income and expense, net, totaled ($1,634,040) for the six months ended June 30, 2019 compared to $195,164 for the prior year six-month period, a decrease of ($1,829,204). Of the decrease ($1,688,824) is due to impairments on G Farma notes receivable, contractual interest in a G Farma legal recovery, and equity in G Farma Equity Entities, ($131,342) is due to an increase in losses from other investments, ($17,122) is due to a decrease in interest income, and ($2,376) is due to increase in interest expense, partially offset by a $1,500 gain on equipment disposals and an increase of $8,960 in other income in the current period as compared to the prior year six-month period.

Net results

The net result for the six months ended June 30, 2019 was net loss attributable to Mentor of (2,814,870) or ($0.122) per Mentor common share compared to net loss attributable to Mentor in the prior year six-month period of ($226,311) or ($0.010) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At June 30, 2019 we had cash and cash equivalents of $1,109,858 and a working capital of $1,651,231.

Operating cash outflows in the six months ended June 30, 2019 were ($497,100), including ($2,794,270) of net loss, and subtraction for non-cash change in amortization of discount on our investment in account receivable of ($39,997), a gain on equipment disposal of ($1,500), a change in accrued interest income of ($8,579), a ($9,136) increase in operating assets, and a decrease in operating liabilities of ($109,611), partially offset by non-cash depreciation and amortization of $11,170, non-cash amortization on right of use assets of $4,481, an add back for $10,143 of payments on finance lease liability, non-cash bad debt expense of $740,484, an unrealized loss on investment in securities of $10,890, and an add back for the non-cash impairment of G Farma investments of $1,688,825.

Cash inflows from investing activities in the six months ended June 30, 2019 were $184,575 due to $249,222 proceeds from investment securities sold, $7,298 proceeds from notes receivable, $78,420 proceeds from finance leases receivable, $1.500 proceeds from sale of property and equipment, and $117,000 proceeds received on investment in accounts receivable, partially offset by ($31,000) invested in notes receivable, ($18,153) of deposits on equipment to be leased, ($94,786) investment in direct finance leases receivable, ($100,000) purchase of contractual interest in legal recovery, ($8,158) purchase of property and equipment, and ($16,768) down payments on finance lease right-of-use assets.

Net outflows from financing activities during the six months ended June 30, 2019 were ($48,191) consisting of ($5,963) of payments on related party payable, ($10,143) of payments on finance lease liabilities, ($29,561) of payments on long-term debt, ($17,843) of payments on finance lease liabilities, and ($2,524) relates to distributions to non-controlling interest. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

For the six months ended June 30, 2019, there were no redemptions of Series D Warrants. In January 2018, there were 379,436 Series D warrants exercised at the regular exercise price of $1.60 for Series D warrants for $607,097. On September 9, 2018, there were two partial redemption requests accepted to exercise 63,161 outstanding Series D warrants for $22,106 plus warrant redemption fees of $6,316. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for breach of contract against G FarmaLabs Limited, Atanachi Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

•Mentor Capital, Inc. alleges that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as Guarantors have failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At June 30, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $28,680 is also due but has not been accrued in the financial statements due to uncertainty of collection.

•Mentor Partner I, LLC alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzales as Guarantors have failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At June 30, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680.

•Mentor Capital, Inc. also alleges that the G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as Guarantors have failed to perform their obligations under a Consulting Agreement dated March 17, 2017, as amended, a Rights Agreement dated March 17, 2017, and a Security Agreement dated March 17, 2017, as amended.

•Mentor Capital, Inc. also alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC have failed to perform their obligations under an Equity Purchase and Issuance Agreement dated September 6, 2018, as amended.

The Company plans to vigorously pursue the litigation.

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

As of June 30, 2019, the Company had 23,139,837 outstanding shares of its Common Stock trading at approximately $0.30 per share. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At June 30, 2019, there were 87,456 Series B warrants exercisable at $0.11 per share that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise paused, suspended or truncated by the Company. For the six months ended June 30, 2019, there were no warrants exercised. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant.

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

Many of the people and entities with whom we engage may not be used to operating in business transactions in the normal course. Entities and persons operating in the cannabis industry may be unaccustomed to entering into written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced these differences with several different entities in which we’ve invested or considered investing, including entities that failed to comply with contractual obligations, which led us into litigation and to seek other legal remedies.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 14 months. It is possible that if future financing is not obtained, we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more cannabis businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 23.50% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of August 5, 2019, Mr. Billingsley owned approximately 16.97% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 23.50% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. (See footnote 14 to the condensed consolidated financial statements.) Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996; at which time our Common Stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware.

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

Proceeds of $100,000 were used for operating expenses of the Company. Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 11 to the condensed consolidated financial statements. Proceeds of $110,000 were invested in the Company’s wholly-owned subsidiary, Mentor Partner II, for purposes of purchasing equipment.

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

Mentor Capital, Inc
Date: August 9, 2019
	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 9, 2019
	By:	/s/ Lori Stansfield
Lori Stansfield, Chief Financial Officer