Form 10-Q
period 2019-09-30
Mentor Capital, Inc.
filed 2019-11-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At November 5, 2019, there were 23,139,837 shares of Mentor Capital, Inc.’s common stock outstanding.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$756,125	$1,470,574
Investment in securities, at fair value	56,835	362,585
Deposits on manufacturing equipment purchases	15,000	43,907
Accounts receivable, net	520,424	437,508
Net finance leases receivable, current portion	60,529	175,727
Net finance leases receivable-non-performing	303,532	-
Investment in accounts receivable, current portion, net of discount	117,000	117,000
Notes receivable, current portion	-	45,173
Convertible notes receivable, current portion	27,368	26,384
Prepaid expenses and other current assets	54,223	77,634
Employee advances and other receivable	8,058	4,004

Total current assets	1,919,094	2,760,496

Property and equipment
Property and equipment	167,946	195,571
Accumulated depreciation and amortization	(133,574)	(152,602)

Property and equipment, net	34,372	42,969

Other assets
Operating lease right-of-use assets	389,276	-
Finance lease right-of-use assets	156,350	-
Investment in account receivable, net of discount and current portion	361,513	418,518
Net finance leases receivable, net of current portion	400,437	1,361,554
Notes receivable, net of current portion	-	971,653
Convertible notes receivable, net of current portion	52,283	50,417
Contractual interest in legal recovery	310,500	800,002
Deposits	9,575	9,575
Long term investments	209,697	251,297
Goodwill	1,426,182	1,426,182

Total other assets	3,315,813	5,289,198

Total assets	$5,269,279	$8,092,663

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	September 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$32,396	$67,455
Accrued expenses	247,325	359,568
Related party payable	31,687	40,000
Deferred revenue	24,252	86,461
Finance lease liability, current portion	35,653	-
Operating lease liability, current portion	191,491	-
Long term debt, current portion	28,776	53,166

Total current liabilities	591,580	606,650

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,078,203	1,027,118
Finance lease liability, net of current portion	104,940	-
Operating lease liability, net of current portion	192,735	-
Long term debt, net of current portion	4,499	25,055

Total long-term liabilities	1,380,377	1,052,173

Total liabilities	1,971,957	1,658,823

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 shares issued and outstanding
at September 30, 2019 and December 31, 2018 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 23,139,837 and 23,139,837 shares issued
and outstanding at September 30, 2019 and December 31, 2018	2,314	2,314
Additional paid in capital	13,071,626	13,071,626
Accumulated deficit	(9,590,002)	(6,438,316)
Non-controlling interest	(186,616)	(201,784)

Total shareholders' equity	3,297,322	6,433,840

Total liabilities and shareholders' equity	$5,269,279	$8,092,663

* Par value is less than $0.01.

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Service fees	$1,058,025	$930,214	$3,031,519	$2,680,541
Lease equipment sales	-	79,770	74,889	549,854
Finance lease revenue	13,312	14,078	62,365	26,565
Consulting revenue	-	7,560	8,310	22,120

Total revenue	1,071,337	1,031,622	3,177,083	3,279,080

Cost of sales	822,799	731,121	2,247,530	2,254,309

Gross profit	248,538	300,501	929,553	1,024,771

Selling, general and administrative expenses	558,085	503,598	2,381,680	1,632,755

Operating income (loss)	(309,547)	(203,097)	(1,452,127)	(607,984)

Other income and (expense)
Gain (loss) on investments	(45,638)	237,657	(1,747,608)	355,854
Interest income	21,541	41,578	87,006	124,164
Interest expense	(6,080)	(3,588)	(16,455)	(11,587)
Gain on equipment disposal	-	-	1,500	-
Other income (expense)	-	-	11,340	2,380

Total other income and (expense)	(30,177)	275,647	(1,664,217)	470,811

Income (loss) before provision for income taxes	(339,724)	72,550	(3,116,344)	(137,173)

Provision for income taxes	-	-	17,650	17,650

Net income (loss)	(339,724)	72,550	(3,133,994)	(154,823)

Gain (loss) attributable to non-controlling interest	(2,908)	(4,674)	17,692	(5,736)

Net income (loss) attributable to Mentor	$(336,816)	$77,224	$(3,151,686)	$(149,087)

Basic and diluted net income (loss) per Mentor
common share:
Basic and diluted	$(0.015)	$0.003	$(0.136)	$($0.006)

Weighted average number of shares of Mentor
common stock outstanding:
Basic	23,139,837	23,092,466	23,139,837	23,056,753
Diluted	*	23,136,194	*	*

* The company recorded an operating loss, therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2019 and 2018

	Controlling interest
	Preferred stock		Common stock				Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Other Compre- hensive Income	Total	Non- controlling equity (deficit)	Totals

Balances at
June 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$(9,253,186)	$ -	$3,820,754	$(183,708)	$ 3,637,046

Net income (loss)	-	-	-	-	-	(336,816)	-	(336,816)	(2,908)	(339,724)

Balance at
September 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$(9,590,002)	$ -	$3,483,938	$(186,616)	$ 3,297,322

Balance at
June 30, 2018	11	$ -	23,076,676	$ 2,308	$ 13,058,486	$(6,255,466)	$ -	$6,805,328	$(190,939)	$ 6,614,389

Conversion of warrants to
common stock, net of
conversion costs	-	-	63,161	6	13,140	-	-	13,146	-	13,146

Net income (loss)	-	-	-	-	-	77,224	-	77,224	(4,674)	72,550

Balances at
September 30, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$(6,178,242)	$ -	$6,895,698	$(195,613)	$ 6,700,085

*Par value of series Q preferred shares is less than $1.

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2019 and 2018

	Controlling interest
	Preferred stock		Common stock				Accumulated
	Shares	$0.001 par*	Shares	$0.001 par	Additional paid in capital	Accumulated equity (deficit)	Other Compre- hensive Income	Total	Non- controlling equity (deficit)	Totals

Balances at
December 31, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$(6,438,316)	$ -	$6,635,624	$(201,784)	$ 6,433,840

Non-controlling
distribution	-	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(3,151,686)	-	(3,151,686)	17,692	(3,133,994)

Balance at
September 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$(9,590,002)	$ -	$3,483,938	$(186,616)	$ 3,297,322

Balance at
December 31, 2017	-	$ -	22,814,283	$ 2,281	$ 12,560,619	$(6,063,977)	$ 34,822	$6,533,745	$(187,132)	$ 6,346,613

Conversion of warrants
to common stock, net
of conversion costs	-	-	442,597	44	629,160	-	-	629,204	-	629,204

Jan 25, 2018, Bhang shares
cancelled in rescission	-	-	(117,000)	(11)	(228,138)	-	-	(228,149)	-	(228,149)

Jan 25, 2018, related
party shares cancelled	-	-	(43)	-	-	-	-	-	-	-

Non-controlling
distribution	-	-	-	-	-	-	-	-	(2,745)	(2,745)

Issuance, Series Q
preferred stock	11	-	-	-	109,985	-	-	109,985	-	109,985

Reclass of unrealized
gains on investment in
equity securities	-	-	-	-	-	34,822	(34,822)	-	-	-

Net income (loss)	-	-	-	-	-	(149,087)	-	(149,087)	(5,736)	(154,823)

Balances at
September 30, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$(6,178,242)	$ -	$6,895,698	$(195,613)	$ 6,700,085

*Par value of series Q preferred shares is less than $1.

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,133,994)	$(154,823)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	16,755	14,084
Non-cash amortization of right of use asset	12,875	-
Gain on equipment disposal	(1,500)	-
Bad debt expense	754,338	35,779
Amortization of discount on investment in account receivable	(59,995)	(57,755)
Gain on sale of investment in Brighter Day Health	-	(53,058)
Increase in accrued investment interest income	(9,545)	(1,588)
(Gain) loss on investment in securities, at fair value	56,528	(269,548)
Gain on long-term investments	-	(33,249)
Impairment on G Farma notes receivable and investments	1,688,825	-
Decrease (increase) in operating assets
Cash in attorney trust accounts	-	314,536
Deposits on manufacturing equipment purchases	30,384	-
Accounts receivable - trade	(106,785)	(62,311)
Prepaid expenses and other current assets	5,486	460
Employee advances	(4,054)	(3,229)
Increase (decrease) in operating liabilities
Accounts payable	(35,059)	(5,250)
Accrued expenses	(112,243)	22,168
Deferred revenue	(13,926)	97,920
Accrued salary, retirement and benefits - related party	51,085	49,539

Net cash provided by (used by) operating activities	(860,825)	(106.325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	-	1,987,099
Purchase of investment securities	-	(236,272)
Proceeds from investment securities sold	249,222	-
Proceeds from convertible notes receivable	-	4,140
Cash advanced on notes receivable	(31,000)	(179,000)
Proceeds from notes receivable	7,298	24,750
Deposits on equipment to be leased	(18,153)	(797,563)
Investment in direct financing leases	(80,860)	(593,958)
Proceeds from finance lease receivable	91,567	58,281
Purchase contractual interest in legal recovery	(110,500)	-
Purchases of property and equipment	(8,158)	(17,541)
Proceeds from sale of property and equipment	1,500	-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Proceeds from sale of investment in Brighter Day Health	$-	$109,000
Purchase of long-term investment	-	(5,669)
Proceeds from investment in receivable	117,000	117,000

Net cash provided by (used by) investing activities	217,916	470,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	-	629,204
Payment to rescind Bhang owners’ common stock	-	(228,149)
Issuance of Series Q preferred shares, net of costs	-	109,985
Payments on related party payable	(8,313)	-
Payments on finance lease liability	(15,757)	-
Payments on long-term debt	(44,946)	(24,023)
Non-controlling interest distribution	(2,524)	(2,745)

Net cash provided by (used by) financing activities	(71,540)	484,272

Net change in cash	(714,449)	848,214

Beginning cash	1,470,574	834,190

Ending cash	$756,125	$1,682,404

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$16,834	$11,650
Cash paid for income taxes	$15,070	$18,870

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$538,179	$-
Right of use assets acquired through finance lease liability	$179,933	$-
Shareholder assumption of warrant liability	$-	$15,276
Bhang Corporation receivable cancelled by return of Mentor common stock	$-	$228,150
Convertible note receivable converted to equity in Electrum	$-	$86,256

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California, by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization, and on January 11, 2000, the Company emerged from Chapter 11 reorganization. The Company relocated to San Diego, California, and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation.

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

In 2009, the Company began focusing its investing activities in leading-edge cancer companies. In 2012, in response to government limitations on reimbursement for certain highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to divest of its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in its final remaining cancer investment. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a legacy investment that was first invested into in 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly-owned subsidiary of Mentor. MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. Larson and Larson Capital (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%. This investment is carried at $0 and $0 at September 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets.

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 at September 30, 2019 and December 31, 2018.

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at September 30, 2019, see Note 9.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 1 - Nature of operations (continued)

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

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner III had no activity since its inception.

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner IV had no activity since its inception.

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

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 11, Mentor provided capital for payment of Litigation costs in the amount of $110,500 and $100,000 as of September 30, 2019 and December 31, 2018, respectively. In exchange, Mentor will receive 11.00% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.6% of NeuCourt’s issued and outstanding common stock

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure.

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

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will fully recover amounts due us. Based on our analysis of current conditions, we recorded a bad debt allowance of $752,148 on the finance lease receivable, see Note 9, and fully impaired G Farma notes receivable and the contractual interest in G Farma’s legal recovery, see Note 8, in the quarter ended June 30, 2019. This resulted in an impairment of $1,073,731 on G Farma notes receivable of $1,045,051 plus accrued interest of $28,680, and a full impairment of $600,002 for our investment in the G Farma contractual interest in legal recovery. The Company’s investment in G Farma Entities, previously valued at $41,600, has also been reduced to $0, see Notes 8 and 11.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 1 - Nature of operations (continued)

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

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the nine month period ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019. These financial statements should be read in conjunction with that report.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

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

Financial Instruments - As of January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recognized a decrease of $34,822 in retained deficit for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (AOCI).

Lease Accounting – As of January 1, 2019, we adopted ASU No. 2016-02, “Leases,” or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 is not comparative as it was not restated and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented. Under the new guidance, our lessor accounting is unchanged.

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

September 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Recent Accounting Standards (continued)

We also adopted the following standards on the applicable effective dates, none of which had a material impact on our financial statements or financial statement disclosures.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2019 and December 31, 2018.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2019 and December 31, 2018, the Company has recorded an allowance in the amount of $44,084 and $18,907, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

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

Convertible notes receivable

The Company had a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017. Under the Addendum, the Company invested $100,000 in Electrum by the purchase of a second promissory note in the principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly. Note II required monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and accrued but unpaid interest totaling $86,256 into an additional equity investment in Electrum at $164 per unit for 526 membership interest units.

The Company has convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 and $75,000 plus accrued interest of $4,651 and $1,801 at September 30, 2019 and December 31, 2018, respectively, as presented in Note 7. The notes bear 5% interest with one $25,000 principal face amount note maturing on November 22, 2019, and a second $50,000 principal face amount note maturing on October 31, 2020. No payments are required prior to maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into 294,207 and 270,324 Conversion Shares at September 30, 2019 and December 31, 2018, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

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

September 30, 2019 and 2018

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 8, the Company recorded an impairment on the finance lease receivable from G Farma of $752,148 in the quarter ended June 30, 2019, based on Management’s estimate of amounts we expect to recover. The finance receivables were not impaired as of December 31, 2018.

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

As described in Note 1, on March 14, 2019, the Company was notified by G Farma that the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The Building Department notice stated that G Farma had modified electric and gas lines. On April 24, 2019, the Company learned that certain G Farma assets at their corporate location, including approximately $427,804 of Partner I equipment under lease to G Farma from Partner I, had been impounded by the City of Corona. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance lease receivable. G Farma has not made a lease payment since February 19, 2019 and has to date refused to return the remaining $792,425 of leased equipment. In addition, at G Farma’s direction, equipment valued at $66,374 was held at the distributor at September 30, 2019 and, subsequent to quarter-end, was returned by Partner I to the distributor for $15,000 less $5,000 for storage fees, see Note 24.

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

September 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Property and equipment (continued)

Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet vehicle leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Our leases have remaining lease terms of 1 month to 44 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Costs associated with operating lease assets are recognized on a straight-line basis, over the term of the lease, within cost of goods sold for vehicles used in direct servicing of WCI customers and in operating expenses for costs associated with all other operating leases. Finance lease assets are amortized within cost of goods sold for vehicles used in direct servicing of WCI customers and within operating expenses for all other finance lease assets, on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. We have agreements that contain both lease and non-lease components. For vehicle fleet operating leases, we account for lease components together with non-lease components (e.g., maintenance fees).

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2019 and December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of September 30, 2019 and December 31, 2018, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and nine months ended September 30, 2019 and 2018 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes." The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the three months ended September 30, 2019 and 2018, nor were any interest or penalties accrued as of September 30, 2019 and December 31, 2018. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 2 - Summary of significant accounting policies (continued)

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended September 30, 2019 and 2018 were $815 and $20,780, respectively. Advertising and promotion costs for the nine months ended September 30, 2019 and 2018 were $7,701 and $46,229, respectively.

Fair value measurements

The Company adopted ASC 820, “Fair Value Measurement,” which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid health insurance	$5,519	$5,520
Prepaid lease expense	-	17,925
Other prepaid costs	48,704	54,189
	$54,223	$77,634

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 4 - Investment in account receivable

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The investment in account receivable is supported by an exchange agreement and consisted of the following:

	September 30, 2019	December 31, 2018
Face value	$819,000	$936,000
Unamortized discount	(340,487)	(400,482)
Net balance	478,513	535,518
Current portion	(117,000)	(117,000)
Long term portion	$361,513	$418,518

For the three months ended September 30, 2019 and 2018, $19,999 and $21,401 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2019 and 2018, $59,995 and $57,754 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment is comprised of the following:

	September 30, 2019	December 31, 2018
Computers	$37,271	$37,271
Furniture and fixtures	22,075	22,075
Machinery and vehicles	108,600	136,225
	167,946	195,571
Accumulated depreciation and amortization	(133,574)	(152,602)

Net Property and equipment	$34,372	$42,969

Depreciation and amortization expense was $5,585 and $5,428 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense was $16,755 and $14,084 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 6 - Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $179,933 and $0 as of September 30, 2019 and December 31, 2018, respectively. Accumulated amortization associated with finance leases was $23,583 and $0 as of September 30, 2019 and December 31, 2018, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost included in cost of goods	$51,440	$142,535
Operating lease cost included in operating costs	14,410	42,698
Total operating lease cost (1)	65,850	185,233
Finance lease cost, included in cost of goods:
Amortization of lease assets	11,140	23,583
Interest on lease liabilities	3,061	5,211
Total finance lease cost	14,201	28,794
Short-term lease cost	8,570	25,310
Total lease cost	$88,621	$239,337

(1)Right of use asset amortization under operating agreements was $49,804 for the three months ended September 30, 2019 and $143,571 for the nine months ended September 30, 2019.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

September 30, 2019
Weighted-average remaining lease term – operating leases	2.0 years
Weighted-average remaining lease term – finance leases	3.4 years
Weighted-average discount rate – operating leases	10.1%
Weighted-average discount rate – finance leases	9.0%

As of September 30, 2019, our lease liabilities were as follows:

	Finance Leases	Operating Leases	Total
Gross lease liabilities	$197,391	$426,652	$624,043
Less: imputed interest	(56,798)	(42,426)	(99,224)
Present value of lease liabilities	140,593	384,226	524,819
Less: current portion	(35,653)	(191,491)	(227,144)
Long-term lease liabilities	$104,940	$192,735	$297,675

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 7 - Convertible notes receivable

Convertible notes receivable consists of the following:

	September 30, 2019	December 31, 2018

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $2,368 and $1,384 at September 30, 2019 and December 31, 2018, respectively. The note bears interest at 5% per annum and matures October 25, 2019. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$27,368	$26,384

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $2,283 and $417 at September 30, 2019 and December 31, 2018, respectively. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	52,283	50,417

Total convertible notes receivable	79,651	76,801
Less current portion	(27,368)	(26,384)
Long term portion	$52,283	$50,417

*The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 101,089 Conversion Shares and the October 31, 2018 Note would convert into 193,118 Conversion Shares at September 30, 2019. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times its investment, plus all accrued unpaid interest.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

On September 6, 2018, as a result of an Equity Purchase and Issuance Agreement, certain entities were obligated to deliver to Mentor equity interests equal to 3.75% of G Farma and its affiliates’ (“G Farma Equity Entities”) in exchange for Mentor relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. At December 31, 2018, Mentor had estimated the fair value of the 3.75% equity interest in the G Farma Equity Entities Mentor was supposed to receive, based on then licensed operations of the G Farma Equity Entities, at $41,600. On March 4, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained from G Farma an obligation to issue an additional 0.093% interest in the G Farma Equity Enities, resulting in a total 3.843% interest in the G Farm Equity Entities and included the addition of Goya Ventures, LLC. However, due to the uncertain financial position of the G Farma Entities, following the closure of its Corporate office and impoundment of certain Mentor assets leased to G Farma, described in Notes 1 and 10, the Company fully impaired it’s equity interests in G Farma Equity Entities and recorded a loss on investments of $41,600 in the quarter ended March 31, 2019.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VII resulting in a required fee of $2,741 per month as of December 31, 2018. Addendum VIII increased the required consulting fee to $2,828, effective March 15, 2019; however consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. For the three months ended September 30, 2019 and 2018, $0 and $7,560 of consulting fees from G Farma is included in revenue in the condensed consolidated income statement, respectively. For the nine months ended September 30, 2019 and 2018, $8,310 and $22,120 of consulting fees from G Farma is included in revenue in the condensed consolidated income statement, respectively.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019, and the Company feels that it is unlikely it can recover the full amounts due. Because G Farma did not follow their obligations under the Master Equipment Lease and failed to operate in compliance with local and state cannabis laws, approximately $427,804 worth of Partner I equipment under lease to G Farma was impounded by the Corona Police on or around February 22, 2019. Additionally, G Farma continues to hold approximately $792,425 worth of Mentor Partner I, LLC’s remaining equipment in breach of the Master Equipment Lease which required the immediate return of Mentor Partner I, LLC’s equipment in the event of default. See also Notes, 9, 11, and 21 to the condensed consolidated financial statements. At G Farma’s direction, equipment valued at $66,374 was held by the distributor at September 30, 2019 and, subsequent to quarter-end, was returned to the distributor by Partner I for $15,000 less $5,000 for storage fees, see Note 24.

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

Company management is uncertain that G Farma will be able to perform under its obligations to the Company. Based on our analysis of current conditions, our investments in G Farma notes receivable were fully impaired in the first quarter of 2019. The Company recorded an impairment of loss on notes receivable of $0 and $1,045,051, for the three and nine months ended September 30, 2019, respectively, which is included in loss on investments in the condensed consolidated statement of income. Calculated interest receivable of approximately $48,225 has not been recognized in the financial statements due to uncertainty of collection. On May 28, 2019, Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for breach of contract against G Farma and the G Farma Note Guarantors, see Note 21.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

Notes receivable from G Farma consists of the following:

	September 30, 2019	December 31, 2018
Real estate note	$111,009	$111,843
Working capital note	934,042	909,507
Impairment recorded	(1,045,051)	-
Note receivable discount	-	(7,591)
Accrued interest	-	3,067
	-	1,016,826
Less current portion	-	(45,173)
Long term portion of notes receivable	$-	$971,653

Note 9 - Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $0 and $79,770 for the three months ended September 30, 2019 and 2018, respectively. Partner I recorded equipment sales revenue of $0 and $549,854 for the nine months ended September 30, 2019 and 2018, respectively. On or around February 22, 2019, approximately $427,804 equipment under lease was impounded by the City of Corona. As of September 30, 2019, the G Farma Entities have unauthorized possession of Mentor Partner I, LLC’s remaining approximate $792,425 of equipment and are in default of their obligations under the Master Equipment Lease. At G Farma’s direction, equipment valued at $66,374 was held by the distributor at September 30, 2019 and, subsequent to quarter-end, was returned by Partner I to the distributor for $15,000 less $5,000 for storage fees, see Note 24.

On May 28, 2019, Partner I and Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for breach of contract against the G Farma Lease Entities and the G Farma Lease Guarantors. At September 30, 2019 and December 31, 2018, it is believed that Partner I leased equipment under finance leases receivable are located in California.

As discussed in Notes 1 and 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including approximately $427,804 of equipment under the Master Equipment Lease Agreement with G Farma Entities, was impounded by the City of Corona. This event has severely impacted G Farma’s ability to pay amounts due the Company in the future. Based on our estimate of what we expect to collect or recover on the G Farma leases receivable, we have recorded a bad debt expense of $1,084 and $730,469, for the three and nine months ended September 30, 2019, respectively, which is included in selling, general and administrative expenses in the condensed consolidated income statement. The G Farma lease receivable has been put on non-accrual status and is classified as non-performing on the condensed consolidated balance sheets at September 30, 2019. Additional lease costs of $21,680 to be invoiced in April 2019, did not meet our revenue recognition requirements and the increase in the lease receivable was offset directly to the reserve for bad debt, increasing the reserve for bad debt from $730,469 to $752,148 at September 30, 2019. There was no reserve for bad debt on finance leases receivable at December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 9 - Finance leases receivable (continued)

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $0 and $0 for the three months ended September 30, 2019 and 2018, respectively. Partner II recorded equipment sales revenue of $74,889 and $0 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, all Partner II leased equipment under finance leases receivable is located in Colorado.

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

Net investment in finance leases

The net investment included in finance leases at September 30, 2019 are as follows:

	Partner I Non-performing	Partner II Performing	Total
Gross minimum lease payments receivable	$1,455,685	$615,399	$2,071,084
Accrued interest	-	2 417	2,417
Less: unearned interest	(400,005)	(156,850)	(556,855)
Less: reserve for bad debt	(752,148)	-	(752,148)
Finance leases receivable	303,532	460,966	764,498
Less current portion	(303,532)	(60,529)	(364,061)
Long term portion	$-	$400,437	$400,437

The net investment included in finance leases at December 31, 2018, all of which were classified as performing, are as follows:

	Partner I	Partner II	Total
Gross minimum lease payments receivable	$1,516,985	$581,000	$2,097,985
Accrued interest	5,312	2,752	8,064
Less: unearned interest	(410,837)	(157,931)	(568,768)
Finance leases receivable	1,111,460	425,821	1,537,281
Less current portion	(127,644)	(48,083)	(175,727)
Long term portion	$983,816	$377,738	$1,361,554

Interest income recognized from Partner I finance leases for the three months ended September 30, 2019 and 2018, was $0 and $14,078, respectively. Interest income recognized from Partner I finance leases for the nine months ended September 30, 2019 and 2018, was $23,811 and $26,565, respectively.

On May 28, 2019, the Company filed a complaint to recover our leased equipment from G Farma, see Notes 1 and 21. The estimated value of the equipment is expected to be recovered within twelve months and therefore the lease receivable balance is presented as a current maturity at estimated resale value less estimated costs to sell.

Interest income recognized from Partner II finance leases for the three months ended September 30, 2019 and 2018 was $13,312 and $0, respectively. Interest income recognized from Partner II finance leases for the nine months ended September 30, 2019 and 2018 was $38,554 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 9 - Finance leases receivable (continued)

At September 30, 2019, minimum future payments receivable under all finance leases receivable were as follows:

12 months ending September 30,	Non-performing (Partner I)	Performing (Partner II)	Total
2020	$303,532	$60,529	$364,061
2021	-	67,257	67,257
2022	-	74,732	74,732
2023	-	83,038	83,038
2024	-	92,268	92,268
Thereafter	-	83,142	83,142
	$303,532	$460,966	$764,498

Note 10 - Deposits on manufacturing equipment purchases

At December 31, 2018, Partner I had deposits with manufacturing equipment suppliers in the amount of $43,384 for equipment to be leased by the G Farma entities in California once the equipment was delivered. In the first quarter of 2019, the deposit increased to $45,384. At September 30, 2019, the deposit is reported at the net realizable value of $15,000, after vendor restocking fees, and the Company has accrued $5,000 in other current liabilities for accrued vendor storage fees. Restocking fees of $30,384, to sell the equipment back to the distributor, are included in cost of goods sold for the quarter ended September 30, 2019.

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

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California was dismissed on April 12, 2018 and has no value. At September 30, 2019, the $600,002 contractual interest in G Farma’s legal recovery has been fully impaired due to the events discussed in Notes 1, 8, and 9, where the City of Corona Building Department closed access to G Farma’s corporate location and the City of Corona impounded certain G Farma assets. These events have significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii). Currently G Farma does not have an agreement to offer G Farma securities to other persons under option (iii) and any such securities would, at this point, likely have no value.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 11 - Contractual interests in legal recoveries (continued)

Interest in Electrum Partners, LLC legal recovery (continued)

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which the Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. In the quarter ended September 30, 2019, Mentor invested an additional $10,500 of capital in Electrum for payment of legal fees in consideration for an additional one percent (1%) of the Recovery. At September 30, 2019 and December 31, 2018, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $110,500 and $100,000, respectively, and the remaining commitment to pay legal costs of $47 and $84,059, respectively, is included in accrued liabilities. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at September 30, 2019 and December 31, 2018.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at its $100,000 cost as part of Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. In addition, Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2019.

Note 12 - Concentration of credit risk

The Company had a significant portion of its assets invested in G Farma entities, which assets have now been impaired. These investments included the notes receivable and the intended 3.843% equity in G Farma Equity Entities described in Note 8, and the finance leases receivable described in Note 9. At September 30, 2019, after the bad debt reserve described in Note 9 and the asset impairments described in Notes 8, 9, and 11, these assets represent 6% of the consolidated total assets of the Company. At December 31, 2018, these assets represented 27% of the consolidated total assets of the Company.

The Company closely monitors each investment based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

The events described in Notes 1, 8, 9, and 11, led the Company to record a bad debt reserve against finance leases receivable of $752,148 at September 30, 2019. For the three and nine month periods ended September 30, 2019, $1,084 and $730,469, respectively of bad debt expense related to the finance leases receivable, is included in selling, general and administrative expenses in the condensed consolidated income statements. Included in the receivable and bad debt reserve is an additional $21,679 which is unlikely of collections and therefore was not recognized as revenue or as bad debt expense.

These same events, led the Company to fully impair G Farma notes receivable of $1,045,051, fully impair the $600,002 contractual interest in G Farma’s legal recovery, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. Total impairments related to the G Farma investments, recorded at September 30, 2019, are $1,688,825 of which $0 and $1,688,825, respectively, are included in Gain (loss) in investments in the condensed consolidated income statements for the three months and nine ended September 30, 2019. No impairments or reserves were recorded at December 31, 2018.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 13 - Investments and fair value

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2017	$188,635	$-	$600,002	$-	$163,714
Total gains or losses
Included in earnings (or changes in net assets)	(62,322)	-	-	-	86,306
Purchases, issuances, sales, and settlements
Purchases	236,272	-	200,000	5,669	96,256
Issuances	-	-	-	-	8,351
Sales	-	-	-	-	(108,999)
Settlements	-	-	-	-	-
Balance at December 31, 2018	362,585	-	800,002	5,669	245,628
Total gains or losses
Included in earnings (or changes in net assets)	(56,528)	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	110,500	-	-
Issuances	-	-	-	-	-
Sales	(249,222)	-	-	-	-
Settlements	-	-	-	-	-
Balance at September 30, 2019	$56,835	$-	$310,500	$5,669	$204,028

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at September 30, 2019 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$13,100	$-	$(1,597)	$11,503
OTCQB listed company stock	197,166	-	(151,834)	45,332
	$210,266	$-	$(153,431)	$56,835

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 13 - Investments and fair value (continued)

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains and losses recognized during the period on equity securities	$(45,638)	$204,408	$(56,528)	$269,548

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	50,521	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(45,638)	$204,408	$(107,049)	$269,548

Note 14 - Common stock warrants

The Company’s Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called, and all Series A and C warrants have been exercised. All Series B warrants had been exercised at December 31, 2017 however, on January 23, 2018, 117,000 shares of Mentor’s Common Stock purchased in 2014 through warrant exercises by two Bhang shareholders under an agreement that was ultimately rescinded, were returned to the Company and the associated exercise of warrants was reversed with 87,456 Series B warrants and 29,544 Series D warrants reinstated. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series B and D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 15. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through September 30, 2019 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of September 30, 2019 and December 31, 2018 the weighted average contractual life for all Mentor warrants was 18.8 years and 19.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the nine months ended September 30, 2019 and 2018, a total of 0 and 379,436 warrants were exercised, respectively. There were no warrants issued during the periods ended September 30, 2019 and 2018. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants by two Bhang shareholders under an agreement that was ultimately rescinded, were reversed and reinstated. The intrinsic value of outstanding warrants at September 30, 2019 and December 31, 2018 was $5,247 and $20,115, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 14 - Common stock warrants (continued)

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(442,597)	(442,597)
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2019	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at September 30, 2019	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the nine months ended September 30, 2019, no warrants were redeemed. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. The regular warrant exercises and 1% partial redemption authorization, which were recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share for the year ended December 31, 2018.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 15 - Warrant redemption liability (Continued)

In prior years the Series A, Series B and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders. All Series A and Series C warrants have been exercised and are no longer outstanding. There are 87,456 Series B warrants outstanding which are held by Chet Billingsley, the Company’s Chief Executive Officer (“CEO”).

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2019 and December 31, 2018.

Note 16 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of September 30, 2019 and December 31, 2018, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 16 - Stockholders’ equity (continued)

Preferred Stock (continued)

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at September 30, 2019 and December 31, 2018 include this interest. The Core Q Holdings Asset Value at September 30, 2019 and December 31, 2018 was $14,224 and $12,844 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.17 and $0.36, respectively, into an aggregate of 869,249 and 392,447 shares of the Company’s Common Stock, respectively. Because there were net losses for the three and nine month periods ended September 30, 2019 and for the nine month period ended September 30, 2018, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods, see Note 23.

Note 17 - Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
12 months ending September 30,	Finance leases	Operating leases
2020	$35,653	$191,491
2021	38,997	158,789
2022	42,655	33,946
2023	23,288	-
Total	140,593	384,226
Less: Current maturities	35,653	191,491
Long-term liability	$104,940	$192,735

Note 18 - Long term debt

Long term debt

Long term debt at September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $59 and $1,059 loan service fee.	$3,037	$30,131

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	30,238	48,090

Total notes payable	33,275	78,221

Less: Current maturities	28,776	53,166

Long-term debt	$4,499	$25,055

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 18 - Long term debt (continued)

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC and was charged a $4,000 loan service fee which is being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $59 and $1,059 at September 30, 2019 and December 31, 2018, respectively.

Note 19 - Accrued salary, accrued retirement and incentive fee - related party

As of September 30, 2019 and December 31, 2018, the Company had an outstanding liability to its CEO as follows:

	September 30, 2019	December 31, 2018
Accrued salaries and benefits	$817,895	$802,775
Accrued retirement and other benefits	521,961	485,996
Offset by shareholder advance	(261,653)	(261,653)
	$1,078,203	$1,027,118

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended September 30, 2019 and 2018, the incentive fee expense was $0 and $0, respectively. For the nine months ended September 30, 2019 and 2018, the incentive fee expense was $0 and $0, respectively.

Note 20 - Related party transactions

WCI received a short term, non-interest bearing loan, from an officer of WCI in December 2018. The loan balance reported on the condensed consolidated balance sheet as a related party payable, at September 30, 2019 and December 31, 2018, was $31,687 and $40,000, respectively.

Note 21 - Commitments and contingencies

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 22 - Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals Plc. (GWPH), KushCo. Holdings, Inc. (KSHB), previously Kush Bottles, Inc., Generation Alpha, Inc. (GNAL), previously Solis Tek, Inc., and GB Sciences, Inc. (GBLX) stock, the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the fair value of convertible notes receivable and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, and the operation of subsidiaries in the cannabis and medical marijuana sector, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer-related legacy investment until March 2018 and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended September 30, 2019
Net revenue	$13,312	$1,058,025	$-	$1,071,337
Operating income (loss)	(38,426)	9,276	(280,397)	(309,547)
Interest income	996	4	20,541	21,541
Interest expense	-	7,214	(1,134)	6,080
Property additions	-	-	-	-
Depreciation and amortization	-	2,653	2,932	5,585

Three months ended September 30, 2018
Net revenue	$101,408	$930,214	$-	$1,031,622
Operating income (loss)	32,257	3,173	(238,527)	(203,097)
Interest income	18,850	1	22,727	41,578
Interest expense	-	4,713	(1,125)	3,588
Property additions	-	13,484	1,658	15,142
Depreciation and amortization	-	3,369	2,059	5,428

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Nine months ended September 30, 2019
Net revenue	$145,564	$3,031,519	$-	$3,177,083
Operating income (loss)	(734,818)	67,162	(784,471)	(1,452,127)
Interest income	22,594	10	64,402	87,006
Interest expense	-	19,857	(3,402)	16,455
Property additions	-	8,159	-	8,158
Depreciation and amortization	-	7,959	8,796	16,755
Total assets	2,751,078	1,662,764	855,438	5,269,279

Nine months ended September 30, 2018
Net revenue	$598,539	$2,680,541	$-	$3,279,080
Operating income (loss)	151,566	2,382	(761,932)	(607,984)
Interest income	62,759	2	61,403	124,164
Interest expense	181	14,704	(3,298)	11,587
Property additions	-	13,484	4,057	17,541
Depreciation and amortization	-	8,554	5,530	14,084
Total assets	4,270,527	1,150,657	2,736,576	8,157,760

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 22 - Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating loss	$(309,547)	$(203,097)	$(1,452,127)	$(607,984)
Gain (loss) on investments	(45,638)	237,657	(1,747,608)	355,854
Interest income	21,541	41,578	87,006	124,164
Interest expense	(6,080)	(3,588)	(16,455)	(11,587)
Gain on equipment disposals	-	-	1,500	-
Other income	-	-	11,340	2,380

Income (loss) before income taxes	$(339,724)	$72,550	$(3,116,344)	$(137,173)

Note 23 - Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income attributable to Mentor common stockholders	$(336,816)	$77,224	$(3,151,686)	$(149,087)
Denominator
Weighted-average shares used in per share computation -
Basic	23,139,837	23,092,466	23,139,837	23,056,753
Effect of dilutive securities:
Series B Warrants	-	43,728	-	-
Weighted-average shares used in per share computation – diluted	23,139,837	23,136,194	23,139,837	23,056,753
Net income per share attributable to CAI common
stockholders:
Basic	$(0.015)	$0.003	$(0.136)	$(0.006)
Diluted	$(0.015)	$0.003	$(0.136)	$(0.006)

The calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018, excluded from the denominator 7,029,569 and 6,942,133 shares, respectively, of common stock warrants because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, excluded from the denominator 7,029,569 and 7,029,569 shares, respectively, of common stock warrants because their effect would have been anti-dilutive.

The assumed conversion of Series Q Preferred Stock into Common Stock will always be anti-dilutive based on the conversion rate of 1.05% of the Mentor share price. Therefore, the calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018, excluded from the denominator 869,249 and 142,859, respectively, of Series Q Preferred Stock because the conversion value would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, excluded from the denominator 869,249 and 142,859 shares, respectively, of common stock warrants because their effect would have been anti-dilutive.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

Note 24 - Subsequent event

Subsequent to September 30, 2019, on October 3, 2019, the Company rescinded the sale and issuance of an aggregate of 288,890 shares of its Common Stock to G Farma, at an aggregate purchase price of $600,002, due to a complete failure of consideration. As described in Note 11, the 288,890 shares of Common Stock were issued in exchange for assignment of an interest in a civil action. Under the agreement to invest in the civil action, the Company could elect to have G Farma pay all or some of the purchase price for the 288,890 shares of Common Stock on the date of the maturity of the G Farma promissory notes, described in Note 8 to the financial statements. G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California was dismissed on April 12, 2018 and has no value. G Farma has defaulted on payment of the promissory notes leaving the Company with no means of collecting on this alternative source of payment for the consideration.

On October 25, 2019, the Company returned equipment valued at $66,374 under the G Farma lease, which was held at the vendor at the direction of G Farma. The Company received $15,000 less $5,000 of storage fees for this equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 and 2018 and our Annual Report on Form 10-K for the year ended December 31, 2018.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015 as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest of its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in our final remaining cancer investment. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

Electrum Partners, LLC (Electrum)

The Company’s equity investment in Electrum is reported in the consolidated balance sheets as an investment at cost of $194,028 and $194,028 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had approximately 4.74% and 4.74% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Footnote 11 to the attached financial statements, Mentor has provided $110,500 in capital for payment of Litigation costs. In exchange, Mentor will receive 11% of anything of value received by Electrum as a result of the Litigation (“Recovery”), including amounts paid.

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

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended, see Note 9 to the consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9 to the consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner III had no activity from inception through September 30, 2019.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner IV had no activity from inception through September 30, 2019.

Overview

Our goal has been to focus investments in the medical marijuana and social use cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification. Currently, our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

Mentor seeks to take significant positions in the companies it invests in to provide public market liquidity for founders, protection for investors, funding for the companies, and to incubate private companies that Mentor believes to have significant potential. When Mentor takes a significant position in its investees, it provides financial management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance are three potential key advantages to founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital has participated in the legal recreational marijuana market. However, Mentor’s preferred focus is medical, and the Company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which has been our focus of business, and a legacy investment. The legacy investment is in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facilities operating costs. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification.

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

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues

Revenue for the three months ended September 30, 2019 was $1,071,337 compared to $1,031,622 for the three months ended September 30, 2018 (“the prior year period”), an increase of $39,715 or 3.8%. This increase is due to an increase in WCI service fees of $127,811, partially offset by a decrease of ($79,770) in lease equipment sales and a decrease of ($7,560) in consulting revenue and a decrease of $766 in finance lease revenue in the current period as compared to the prior year period. There was no lease equipment sales or consulting revenue in the three months ended September 30, 2019.

Gross profit

Gross profit for the three months ended September 30, 2019 was $248,538 compared to $300,501 for the prior year period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $265,610 or 25.1% of revenue for the three months ended September 30, 2019 compared to $260,454 or 28% for the prior year period, an increase of $5,156 with a decrease of (2.9%) as a percentage of revenue. Partner I had negative gross profit of ($30,384) for the three months ended September 30, 2019 as compared to $32,486 in the prior year period. Partner II had gross profit of $13,312 for the three months ended September 30, 2019 as compared to $0 in the prior year period.

The decrease in WCI gross profit percentage was due to an increase in salary and related costs of 1.8%, an increase in disposal costs of 1.4%, and an increase in other cost of goods sold of 1.1%, partially offset by a decrease in fuel costs of (0.7%) and a decrease in vehicle costs of (0.6%), as a percent of WCI revenue over the prior year period. The decrease in Partner I gross profit is due to the fact there were no equipment sales in the current quarter, and Partner I leases receivable from G Farma were moved to a non-performing classification and a non-accrual status due to financial difficulties experienced by G Farma, as discussed in Footnotes 1 and 9 to the condensed consolidated financial statements. In addition, Partner I recorded a restocking charge of $30,384 to return undelivered equipment to the vendor. Partner II recognized finance revenue in the three months ended September 30, 2019 but did not have any revenue in the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2019 was $558,085 compared to $503,598 for the prior year period, an increase of $54,487. We experienced an increase of $6,017 in bad debt expense, a $41,761 increase in shareholder services (consisting primarily of costs for the annual shareholder meeting), a $13,267 increase in professional fees, a $12,825 increase in officers salary and benefits, and a $18,519 increase in other selling, general and administrative expenses, which is partially offset by a decrease of ($5,000) in management fees, a ($19,965) decrease in advertising costs, and a ($12,937) decrease in travel related expenses in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($30,177) for the three months ended September 30, 2019 compared to $275,647 for the prior year period, a decrease of ($305,824). Of the decrease ($283,295) is due to loss on investment of ($45,368) as compared to a gain in prior year period of $237,657. In addition, ($20,037) is due to a decrease in interest income, and ($2,492) is due to an increase in interest expense as compared to the prior year period.

Net results

The net result for the three months ended September 30, 2019 was net loss attributable to Mentor of ($336,816) or ($0.015) per Mentor common share compared to net gain attributable to Mentor in the prior year period of $77,224 or $0.003 per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues

Revenue for the nine months ended September 30, 2019 was $3,177,083 compared to $3,279,080 for the nine months ended September 30, 2018 (“the prior year nine-month period”), a decrease of ($101,997) or (3.1%). This decrease is due to a decrease of ($474,965) in lease equipment sales and a decrease of ($13,810) in consulting revenue, partially offset by an increase of $350,978 in WCI monthly service fees, and an increase of $35,800 in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2019 was $929,553 compared to $1,024,771 for the prior year nine-month period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $888,656 or 29.3% of revenue for the nine months ended September 30, 2019 compared to $849,196 or 31.7% for the prior year nine-month period, an increase of $39,460 with a decrease as a percentage of revenue of (2.4%). Partner I had negative gross profit of ($23,248) for the nine months ended September 30, 2019 as compared to $153,455 in the prior year nine-month period. Partner II had gross profit of $55,836 for the nine months ended September 30, 2019 as compared to $0 in the prior year nine-month period.

The decrease in WCI gross profit percentage was due to an increase in salaries and related costs of 1.2%, an increase in disposal costs of 1.1%, and an increase in other cost of goods sold of 1.1%, partially offset by a (0.5%) decrease in fuel costs and a (0.5%) decrease in vehicle costs, as a percent of WCI revenue over the prior year period. Partner I gross profit decreased due to the fact that the majority of equipment leased to G Farma was delivered in 2018, and the lease was not performing during much of 2019. Partner II recognized revenue on equipment sales and finance revenue in the nine months ended September 30, 2019 but did not have any revenue in the prior year nine-month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2019 was $2,381,679 compared to $1,632,755 for the prior year nine-month period, an increase of $748,924. The main reason for the increase is a $718,559 increase in bad debt expense, ($730,469 of bad debt expense was recorded to reserve against the finance lease receivable from G Farma, see footnotes 1 and 9 to the financial statements.) In addition, the Company experienced a $30,141 increase in insurance expense, a $37,058 increase in shareholder service costs (primarily for the annual shareholder meeting), a $9,694 increase in technology services, a $10,227 increase in salary and related expenses, and a $11,729 increase in other selling, general and administrative expenses, which is partially offset by a decrease of ($17,500) in management fees, a decrease in advertising costs of ($38,528), and a decrease of ($12,456) in travel related expenses, in the current period as compared to the prior year nine-month period.

Other income and expense

Other income and expense, net, totaled ($1,664,217) for the nine months ended September 30, 2019 compared to $470,811 for the prior year nine-month period, a decrease of ($2,135,028). Of the decrease ($1,688,824) is due to impairments on G Farma notes receivable, contractual interest in a G Farma legal recovery, and equity in G Farma Equity Entities, ($414,638) is due to losses from other investments (the losses from other investments were ($58,784) in the current nine-month period compared to gains from other investments of $355,854 in the prior year nine-month period. In addition, ($37,158) is due to a decrease in interest income, and ($4,868) is due to increase in interest expense, partially offset by a $1,500 gain on equipment disposals and an increase of $8,960 in other income in the current period as compared to the prior year nine-month period

Net results

The net result for the nine months ended September 30, 2019 was net loss attributable to Mentor of (3,151,685) or ($0.136) per Mentor common share compared to net loss attributable to Mentor in the prior year nine-month period of ($149,087) or ($0.006) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2019 we had cash and cash equivalents of $756,125 and a working capital of $1,327,514.

Operating cash outflows in the nine months ended September 30, 2019 were ($860,826), including ($3,133,994) of net loss, less the gain on equipment disposal of ($1,500), less non-cash amortization of discount on our investment in account receivable of ($59,996), a change in accrued interest income of ($9,545), a ($74,969) increase in operating assets, and a decrease in operating liabilities of ($110,143), partially offset by non-cash depreciation and amortization of $16,755, non-cash amortization on right of use assets of $12,875, non-cash bad debt expense of $754,338, an unrealized loss on investment in securities of $56,528, and an add back for the non-cash impairment of G Farma investments of $1,688,825.

Cash inflows from investing activities in the nine months ended September 30, 2019 were $217,917 due to $249,222 proceeds from investment securities sold, $7,298 proceeds from notes receivable, $91,567 proceeds from finance leases receivable, $1,500 proceeds from sale of property and equipment, and $117,000 proceeds received on investment in accounts receivable, partially offset by ($31,000) invested in notes receivable, ($18,153) of deposits on equipment that was to be leased, ($80,860) investment in direct finance leases receivable, ($110,500) purchase of contractual interest in legal recovery, and ($8,158) purchase of property and equipment.

Net outflows from financing activities during the nine months ended September 30, 2019 were ($71,540) consisting of ($8,313) of payments on related party payable, ($15,757) of payments on finance lease liabilities, ($44,946) of payments on long-term debt, and ($2,524) relates to distributions to non-controlling interest. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

For the nine months ended September 30, 2019, there were no redemptions of Series D Warrants. In January 2018, there were 379,436 Series D warrants exercised at the regular exercise price of $1.60 for Series D warrants for $607,097. On September 9, 2018, there were two partial redemption requests accepted to exercise 63,161 outstanding Series D warrants for $22,106 plus warrant redemption fees of $6,316. We believe that if such redemptions and exercise continue, partial warrant redemptions will provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for breach of contract against G FarmaLabs Limited, Atanachi Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

•Mentor Capital, Inc. alleges that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as Guarantors have failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At September 30, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $48,225 is also due but has not been accrued in the financial statements due to uncertainty of collection.

•Mentor Partner I, LLC alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzalez as Guarantors have failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At September 30, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680 plus interest of $65,655.

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

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 30 years, and only four and a half years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management has not been required to prepare and make such required disclosures. As a reporting company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Doing so may impose a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of September 30, 2019, the Company had 23,139,837 outstanding shares of its Common Stock trading at approximately $0.17 per share. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At September 30, 2019, there were 87,456 Series B warrants exercisable at $0.11 per share that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise paused, suspended or truncated by the Company. For the nine months ended September 30, 2019, there were no warrants exercised. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant.

We operate in a turbulent market populated by businesses that are highly volatile.

The U.S. market for cannabis products is highly volatile. While we believe that it is a growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking or brokerage relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business.

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

We do not manufacture or sell products or services. Rather, we try to find businesses whose products, managers, technology or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date, several of our acquisitions/investments have not turned out well for us, and an effort in 2014 to secure a $35 million loan resulted in a $621,250 loss.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 22.94% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of November 5, 2019, Mr. Billingsley owned approximately 16.40% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 22.94% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. (See Note 14 to the condensed consolidated financial statements.) Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, and extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the cannabis and other market. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Proceeds of $600,002 were used to invest in a right to recover proceeds from a civil action further described in Note 11 to the condensed consolidated financial statements. Under the agreement to invest in the civil action, the Company could elect to have G Farma pay all or some of the purchase price for 288,890 shares of Common Stock on the date of the maturity of the G Farma promissory notes, described in Note 8 to the financial statements. G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California was dismissed on April 12, 2018 and has no value. Due to the actions of G Farma, discussed in Notes 1, 8, and 9, where the City of Corona Building Department closed access to G Farma’s corporate location and the City of Corona impounded certain G Farma assets, G Farma has defaulted on payment of the promissory notes leaving the Company with no means of collecting on this alternative source of payment for the consideration. Therefore, subsequent to September 30, 2019, on October 3, 2019, the Company rescinded the March 22, 2017 and April 28, 2017 sale of an aggregate of 288,890 shares due to a complete failure of consideration and we have fully impaired this $600,002.

Proceeds of $110,000 were invested in the Company’s wholly-owned subsidiary, Mentor Partner II, for purposes of purchasing equipment.

Item 3. Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Subsequent to September 30, 2019, on October 3, 2019, the Company rescinded the sale and issuance of an aggregate of 288,890 shares of its Common Stock to G Farma, at an aggregate purchase price of $600,002, due to a complete failure of consideration. See Item 2, above.

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

Mentor Capital, Inc.
Date: November 11, 2019

	By:	/s/ Chet Billingsley
Chet Billingsley
Chief Executivie Officer

Date: November 11, 2019

	By:	/s/ Lori Stansfield
Lori Stansfield
Chief Financial Officer