Form 10-K
period 2019-12-31
Mentor Capital, Inc.
filed 2020-03-25
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-55323

Mentor Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0395098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Fourteenth Street, Suite A-2, A-4, A-6, Ramona, CA 92065
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (760) 788-4700

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class to be so registered	Trading Symbols (s)	Name of each exchange on which each class is to be registered

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting Company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial acounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes	[ ]	No	[X]

At June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQX) was $5,740,523. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 10, 2020, there were 22,850,947 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securites and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, if we increase our investments in the cannabis-related industry or other industries we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

All references in this Form 10-K to the “Company,” “Mentor,” “we,”, “us,” or “our” are to Mentor Capital, Inc.

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

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the year ended December 31, 2019, no warrants were redeemed. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. The regular warrant exercises and 1% partial redemption authorization, which were recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share for the year ended December 31, 2018.

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

Recent Developments

Currently, our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our majority-owned subsidiaries, which makes up most of our holdings. We monitor our less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates, on an ongoing basis.

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

Electrum Partners, LLC (Electrum)

The Company has an equity interest in Electrum which is carried at cost of $194,028 and $194,028 at December 31, 2019 and 2018, respectively. This equates to 6,198 membership interest units. At December 31, 2019 and 2018, the Company had a 4.70% and 4.74% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 11 to the attached financial statements, as of December 31, 2019 and 2018, Mentor has provided $146,195 and $100,000, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 14% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See note 11 to the consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 and 2018 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at December 31, 2019 and 2018. Subsequent to year-end, on January 21, 2020 the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application. MCIP plans to apply for expedited prosecution under the Patent Prosecution Highway based upon the claims allowed in the corresponding United States patent application.

NeuCourt, Inc.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended on November 7, 2019 to extend the maturity date to November 22, 2021. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, accrued interest through the extension date of November 7, 2019 was remitted to Mentor. As consideration for the extension date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5% and matures October 31, 2020. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 4.16% of the issued and outstanding NeuCourt shares at December 31, 2019. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna will hold an 80% interest in any commercial opportunities that result from the study while Dr. Mandelkorn will hold the remaining 20%. As of December 31, 2019 and 2018, the Company had paid $30,000 and $25,000 of the funding, respectively.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington that had planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company executed eight addenda. Addendum II through Addendum VIII increased the aggregate principal face amount of the two notes to $1,100,000 and increased the combined monthly payments of the notes to $10,239 per month beginning March 15, 2019. The maturity date remained the same resulting in a total balloon payment on the notes of approximately $894,172 at maturity. G Farma has not made scheduled payments on the notes receivable since February 19, 2019. See notes 8 and 11 to the consolidated financial statements.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities and have fully impaired this investment, formerly valued at $41,600. See notes 8 and 11 to the consolidated financial statements.

On March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company provided consulting services to G Farma. Under Addendum VIII, the monthly consulting payment was increased by subsequent addenda, and effective March 15, 2019 was $2,828 per month. Consulting service fees have not been paid since February 19, 2019. See notes 8 and 11 to the consolidated financial statements.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, was impounded by the Corona Police, see further description under Mentor Partner I, LLC, below, and notes 8 and 11 to the consolidated financial statements.

This event severely impacted G Farma’s ability to pay amounts due the Company in the future and led the Company, in the quarter ended March 31, 2019, to fully impair G Farma notes receivable of $1,045,051, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. There were no impairments to these accounts at December 31, 2018.

On March 22, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002. Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for an aggregate purchase price of $100,000. The combined total purchase of $600,002 was to be paid as follows: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017, against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company could elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) the Company could elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California, a portion of which was one of the three ways in which G Farma could have paid the purchase price for the shares of Mentor Common Stock, was dismissed on April 12, 2018 and has no value. In the quarter ended March 31, 2019, the $600,002 contractual interest in G Farma’s legal recovery was fully impaired due to the events discussed in notes 1, 8, and 9 to the consolidated financial statements, where the City of Corona Building Department closed access to G Farma’s corporate location, and the Corona Police impounded certain G Farma assets. These events significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii) for payment of the purchase price for the shares of Mentor Common Stock. Currently G Farma does not have an agreement to offer G Farma securities to other persons under purchase price payment option (iii), and any such securities would, at this point, likely have no value. G Farma defaulted on payment of the promissory notes leaving the Company with no means of collecting on this final alternative source of payment for the shares of common stock. On October 3, 2019, the Company rescinded the sale of its common stock to G Farma due to a complete failure of consideration. Subsequent to year-end, on March 6, 2020, the 288,890 shares of its Common Stock issued to G Farma were cancelled out by the Company’s stock transfer agent and returned to the authorized but unissued shares of the Company, see note 25 to the consolidated financial statements. The Company recognized the rescission of Common Stock at par value at December 31, 2019.

On May 28, 2019, the Company initiated an action against the G Farm Equity Entities and their guarantors in the Superior Court of California in the County of Marin for breach of contract, among other things. See Item 3 “Legal Proceedings” to this Annual Report on Form 10-K. Total impairments related to the G Farma investments of $1,688,825 and $0 are included in Gain (loss) in investments in the consolidated income statements attached for the years ended December 31, 2019 and 2018, respectively.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $0 and $1,113,919 for the years ended December 31, 2019 and 2018, respectively. Interest income recognized from Partner I finance leases for the years ended December 31, 2019 and 2018, was $23,811, and $43,247, respectively.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company learned of this on March 14, 2019. Because G Farma did not fulfill their obligations under the Master Equipment Lease and failed to operate in compliance with local and state cannabis laws, approximately $427,804 worth of Partner I equipment under lease to G Farma was impounded by the Corona Police on or around February 22, 2019. The Company learned of the equipment impoundment on April 24, 2019. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019. Bad debt expense of $765,001, for the year ended December 31, 2019, is included in selling, general and administrative expenses in the attached consolidated income statement. Additional lease costs of $21,680 to be invoiced in April 2019, did not meet our revenue recognition requirements and the increase in the lease receivable was offset directly to the reserve for bad debt, increasing the reserve for bad debt from $765,001 to $786,681 at December 31, 2019. There was no reserve for bad debt on finance leases receivable at December 31, 2018.

On May 28, 2019, Partner I and Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for breach of contract against the G Farma Lease Entities and the G Farma Lease Guarantors. See Item 3 “Legal Proceedings” to this Annual Report on Form 10-K. As of December 31, 2019, the G Farma Entities had unauthorized possession of the remaining Mentor Partner I, LLC’s equipment of approximate $792,425 and are in default of their obligations under the Master Equipment Lease. Subsequent to year-end, on January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment, not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control, see note 25 to the consolidated financial statements. The anticipated recovery value of the finance lease receivable of $269,000 represents managements’ estimate of proceeds from sale or auction of the recovered equipment, less estimated costs to sell. Subsequent to year end, on March 5, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for $240,000, see note 25 to the consolidated financial statements. Sale of remaining equipment is planned for second quarter of 2020. The Company will try to recover as much of its cost in the equipment as possible given that it has never been used.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC (“Pueblo”), under a Master Equipment Lease Agreement, dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. During the year ended December 31, 2019, Partner II recognized equipment sales on finance leases of $74,889 with cost of goods of $57,607, and finance revenue of $51,603. During the year ended December 31, 2018, Partner II recognized equipment sales on finance leases of $449,719 with cost of goods sold of $345,938, and finance revenue of $10,506. In 2020 we will continue to recognize finance revenue from finance lease interest but do not expect to generate equipment sales revenue.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner III has had no activity since its formation.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner IV has had no activity since its formation.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from investments in the medical marijuana and social use cannabis sector to include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

Mentor seeks to take significant positions in target companies to provide public market liquidity for founders, protection for investors, and funding for the companies, to incubate private companies that Mentor believes to have significant potential. When Mentor takes a significant position in its investees, it provides financial management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance are three potential key advantages to company founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital participates in the legal recreational marijuana market. However, Mentor’s preferred focus is medical, and the Company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

At December 31, 2019, the Company and subsidiaries had the following cannabis-related and non-cannabis investments in place. The Company’s investment in these companies currently totals $2,473,333:

•$194,028 investment in Electrum Capital Partners, LLC membership interests.

•$346,195 investment in contractual interest in Electrum Capital Partners, LLC legal recovery.

•$67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $4.2 Million revenue generating private service business based in Phoenix, AZ with services in Austin, TX also. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facilities related costs.

•$385,512 investment in an account receivable with annual payments of $117,000 that expires in or around January 2026 from a non-affiliated individual.

•$444,872 finance leases receivable from Pueblo West.



•$269,000 finance leases receivable from G Farma, after $786,680 impairment.

•$10,000 invested in NeuCourt, Inc. Common Stock, representing approximately 4.16% of issued and outstanding NeuCourt Common Stock at December 31, 2019.

•$25,000 investment through Mentor IP, LLC for potential rights on a patent application for THC vape systems.

•$5,669 investment in OTCQB listed company stock warrants.

•$78,121 invested in NeuCourt, Inc. including accrued interest under two convertible promissory notes receivable that bear interest at 5% per annum.

The Company continually works to identify potential acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently, there are 33 states, and the District of Columbia, Guam, Puerto Rico and U.S. Virgin Islands, that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. The state laws are in conflict with the federal Controlled Substances Act, which classifies cannabis as a schedule I controlled substance and makes marijuana use and possession illegal at the national level. In Gonzales v. Raich, 545 U.S. 1, 125 S. Ct. 2195 (2005), the United States Supreme Court ruled that under the authority of the Commerce Clause, U.S. Const., art. I, § 8, it is the Federal Government that has the right to regulate cannabis under the Controlled Substances Act, and criminalize cannabis, even for medical purposes. Thus, even in states where the use of cannabis has been legalized, its use remains a violation of federal law. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. However, the Trump administration has indicated that it will reconsider such policy and practice, especially with respect to recreational cannabis. Even if the Trump administration affirms the same approach with respect to medical or recreational cannabis, there is no guarantee that such policy and practice will not change regarding the low-priority enforcement of federal laws in states where cannabis has been legalized.

Competition

We face formidable competition in every aspect of our business. There are many companies that are interested in investing in target companies, similar to our focus, in the medical marijuana and cannabis industry, energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors, many of which are well-funded companies.

Employees

Mentor has 4 full-time employees and 1 part-time employee in its corporate office in Ramona, California. The corporate office employees also provide administrative support for MCIP, Partner I, and Partner II operations. WCI has 38 full-time employees and 1 part-time employee in Tempe, Arizona and 8 full-time employees and 1 part-time employee in Austin, Texas.

Available Information About Registrant

We have voluntarily registered our securities under Section 12(g) of the Securities Exchange Act of 1934, and such registration became effective January 19, 2015. Since that date, we have filed quarterly, annual, and current reports with the Securities and Exchange Commission (“SEC”).

The SEC maintains an Internet site containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 25 years, and only five years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management has not been required to prepare and make such required disclosures. As a reporting company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. As management has never before been required to prepare and file these disclosure reports, doing so may impose a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to inexperience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2019, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.12. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At December 31, 2019, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in 2019. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant.

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

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states, and the U.S. government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty, we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business, and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting the sale of what is considered drug paraphernalia. If our, or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets. A company in which we invested suffered asset seizure which included some equipment licensed by us that we have so far been unable to recover.

Our business model is to partner with or acquire other companies.

We do not manufacture or sell products or services. Rather, we try to find businesses whose products, managers, technology or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date, several of our acquisitions/investments have not turned out well for us.

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

Many of the people and entities with whom we engage may not be used to operating in business transactions in the normal course. Entities and persons operating in the cannabis industry may be unaccustomed to entering into written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced these differences with several different entities in which we’ve invested or considered investing, including several entities which failed to comply with contractual obligations, which led us into litigation and other legal remedies.

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

A failure to obtain financing could prevent us from executing our business plan

We anticipate that current cash resources will be sufficient for us to execute our business plan through for the next 16 months. It is possible that if future financing is not obtained, we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more cannabis businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

On May 28, 2019, we filed a complaint against the G Farma Entities and three guarantors of the G Farma agreements in the Superior Court of California in the County of Marin, for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. There is no surety that we will prevail in this lawsuit or that we will be able to recover funds if we do prevail.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 22.35% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 10, 2020, Mr. Billingsley owned approximately 15.75% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 22.35% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, and extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the energy, mining and minerals, technology, consumer products, management services, manufacturing, or cannabis markets. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

The effects of negative worldwide economic events, such as the recent coronavirus outbreak, may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office facilities used in our business. Mentor currently rents 2,000 square feet of office space under a one-year lease in Ramona, California in San Diego County expiring in September 2020. WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space for $2,200 per month under an operating lease expiring in January 2021. WCI does not have an office or warehouse space in Austin, Texas. MCIP, Partner I, and Partner II administrative support is provided by Mentor in its Ramona, California corporate offices.

Item 3. Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G FarmaLabs Limited, Atanachi (“Ata”) Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

•Mentor Capital, Inc. alleges that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors of the G Farma obligations have failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $67,770 is also due but has not been accrued in the financial statements due to uncertainty of collection.

•Mentor Partner I, LLC alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzalez as guarantors of the lease obligations have failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680. Interest of approximately $93,710 is also due but has not been accrued in the financial statements due to uncertainty of collection.

•Mentor Capital, Inc. also alleges that the G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors have failed to perform their obligations under (i) a Consulting Agreement dated March 17, 2017, as amended, (ii) a Rights Agreement dated March 17, 2017, and (iii) a Security Agreement dated March 17, 2017, as amended.

•Mentor Capital, Inc. also alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC have failed to perform their obligations under an Equity Purchase and Issuance Agreement dated September 6, 2018, as amended.

•Mentor Capital, Inc. and Mentor Partner I, LLC sought an injunction against all Defendants preventing Defendants from keeping equipment leased under the Master Lease Agreement.

On or about November 13, 2019, G FarmaLabs Limited, Ata Gonzales, and Nicole Gonzales filed a cross-complaint against Mentor Capital, Inc. alleging breach of contract related to the Consulting Agreement dated March 17, 2017, and seeking declaratory relief related to the validity of the agreements between the parties. Mentor Capital, Inc. filed its answer to the cross-complaint on December 6, 2019.

On December 6, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary judgment seeking judgment on the first eleven causes of action for breach of contract under its complaint, as amended. The hearing on the motion for summary judgment is set for March 25, 2020.

The Company plans to vigorously pursue the litigation.

On October 11, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for writ of possession seeking return of the equipment leased under the Master Equipment Lease and a preliminary injunction preventing Defendants from transferring, selling, or otherwise refusing to return such equipment. On January 22, 2020, the Superior Court of California in the County of Marin issued an order granting the Company’s motion for writ of possession and preliminary injunction prohibiting the defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control. See note 25 to the consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of Common Stock are traded on the Over-The-Counter OTCQX Best Market (“OTCQX”) under the symbol “MNTR.” Due to market fluctuations, the Company’s market capitalization has been below $5 million for more than 30 consecutive calendar days and has been notified by OTC Markets Group that it has until April 22, 2020 to cure this deficiency.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported on the OTC Markets. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended December 31, 2019	$0.190	$0.066
Quarter Ended September 30, 2019	$0.349	$0.150
Quarter Ended June 30, 2019	$0.540	$0.290
Quarter Ended March 31, 2019	$0.750	$0.330
Quarter Ended December 31, 2018	$0.880	$0.300
Quarter Ended September 30, 2018	$1.130	$0.640
Quarter Ended June 30, 2018	$1.480	$0.770
Quarter Ended March 31, 2018	$2.650	$1.000
Quarter Ended December 31, 2017	$2.290	$0.450

Holders

As of December 31, 2019, there were approximately 11,494 registered holders of record of our Common Stock. As of December 31, 2019, we had a total of 22,850,947 shares of Common Stock issued and outstanding; 11 shares of Series Q Preferred Stock issued and outstanding; 87,456 Series B warrants outstanding which are exercisable for 87,456 shares of Common Stock; 6,252,954 Series D warrants outstanding which are exercisable for 6,252,954 shares of Common Stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This will be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period January 1, 2018 through December 31, 2019, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased under plan	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through December 31, 2018	-	N/A	44,748	255,252
January 1 through December 31, 2019	-	N/A	44,748	255,252
TOTAL	-		44,748	255,252

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not immediately intend to create such a plan in the future.

Recent Sales of Unregistered Securities

On March 22, 2017, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $500,002.

On October 3, 2019, the Company rescinded the sale and subsequent to year-end, on March 6, 2020, cancelled the issuance of 222,223 shares of its Common Stock due to a complete failure of consideration, see notes 11 and 25.

On April 28, 2017, Mentor sold 66,667 shares of its unregistered Common Stock in a private placement for $100,000.

On October 3, 2019, the Company rescinded the sale and subsequent to year-end, on March 6, 2020, cancelled the issuance of 66,667 shares of its Common Stock due to a complete failure of consideration, see notes 11 and 25.

On May 30, 2018, Mentor sold 11 shares of its unregistered Series Q Preferred Stock in a private placement for $110,000.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Each of these sales of shares of Common Stock was made in reliance on Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

Proceeds of $600,002 were to be used to invest in a right to recover proceeds from a civil action further described in note 12 to the consolidated financial statements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015 as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR. Due to market fluctuation, the Company’s market capitalization has been below $5 million for more than 30 consecutive calendar days and has been notified by OTC Markets Group that it has until April 22, 2020 to cure this deficiency.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In March 2018, the Company sold its equity interest in our final remaining cancer investment. In the third quarter of 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest. WCI is included in the consolidated financial statements for the years ended December 31, 2019 and 2018.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment, and management company. The Company has a membership equity interest in Electrum which is carried at cost of $194,028 and $194,028 at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company’s investment represents a 4.70% and 4.74% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which the Mentor purchased a portion of Electrum’s potential recovery in the ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). Mentor agreed to pay $100,000 of costs incurred in the Litigation as consideration for Mentor receiving ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of December 31, 2019, Mentor has invested an additional $46,195 of capital in Electrum to be used for payment of Electrum’s legal fees in exchange for an additional four percent (4%) of the Recovery, as provided for in the Recovery Agreement. At December 31, 2019 and 2018, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $146,195 and $100,000, respectively, and the remaining commitment to pay legal costs of $0 and $84,059, respectively, is included in accrued liabilities.

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

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery, see note 11 to the consolidated financial statements.

NeuCourt, Inc.

The Company has two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 and $75,000 plus accrued interest of $3,121 and $1,801 at December 31, 2019 and 2018, respectively, as presented in note 7 to the attached consolidated financial statements. The notes bear 5% interest. Note dated November 22, 2017, for $25,000 principal face amount, matured November 22, 2019, and was extended to November 22, 2021. Note dated October 31, 2018, for $50,000 principal face amount matures on October 31, 2020. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, accrued interest through the extension date of November 7, 2019 was remitted to Mentor. As consideration for the extension date for the $25,000 note, a warrant to purchase 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000, approximately 4.16% of the issued and outstanding NeuCourt shares at December 31, 2019. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington and planned operations in California under two temporary licenses which were pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company made several additional investments in G Farma. Addenda II through VIII increased the aggregate investment amount to $1,110,000. G Farma has not made scheduled payments on the notes receivable since February 19, 2019. See notes 8 and 11 to the consolidated financial statements.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities and have fully impaired this investment, formerly valued at $41,600. See notes 8 and 11 to the consolidated financial statements.

On March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company provided consulting services to G Farma. The monthly consulting payment was increased to $2,828 per month effective March 15, 2019, under the March 4, 2019 Addendum VIII modification paid on January 29, 2019. Consulting service fees have not been paid since February 19, 2019.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, was impounded by the Corona Police, see further description under Mentor Partner I, LLC, below, and notes 8 and 11 to the consolidated financial statements.

This event severely impacted G Farma’s ability to pay amounts due the Company in the future and led the Company, in the quarter ended March 31, 2019, to fully impair G Farma notes receivable of $1,045,051, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. There were no impairments to these accounts at December 31, 2018. See notes 8 and 11 to the consolidated financial statements.

On March 22, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002. Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for an aggregate purchase price of $100,000. The combined total purchase of $600,002 was paid in exchange for the following: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017, against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company could elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) the Company could elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California, a portion of which was one of the three ways the purchase price could have been paid for the purchase of the shares of Mentor Common Stock, was dismissed on April 12, 2018 and has no value. In the quarter ended March 31, 2019, the $600,002 contractual interest in G Farma’s legal recovery was fully impaired due to the events discussed in notes 1, 8, and 9 to the consolidated financial statements, where the City of Corona Building Department closed access to G Farma’s corporate location, and the Corona Police impounded certain G Farma assets. These events significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii) for payment of the purchase price for the shares of the Company’s Common Stock. Currently G Farma does not have an agreement to offer G Farma securities to other persons under purchase price payment option (iii), and any such securities would, at this point, likely have no value. G Farma defaulted on payment of the promissory notes leaving the Company with no means of collecting on this final alternative source of payment for the shares of Common Stock. On October 3, 2019, the Company rescinded the sale of an aggregate of 288,890 shares of its Common Stock to G Farma, issued at an aggregate purchase price of $600,002, due to a complete failure of consideration. Subsequent to year-end, on March 6, 2020, the 288,890 shares were cancelled by the Company’s stock transfer agent, see note 25 to the consolidated financial statements. The Company recognized the rescission of the Common Stock at par value on December 31, 2019.

Total impairments related to the G Farma investments of $1,688,825 and $0 are included in Gain (loss) in investments in the consolidated income statements attached for the years ended December 31, 2019 and 2018, respectively.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $0 and $1,113,919 for the years ended December 31, 2019 and 2018, respectively.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. Because G Farma did not fulfill their obligations under the Master Equipment Lease and failed to operate in compliance with local and state cannabis laws, approximately $427,804 worth of Partner I equipment under lease to G Farma was impounded by the Corona Police on or around February 22, 2019. The Company did not learn of its leased equipment being impounded until April 24, 2019. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019. Bad debt expense of $765,001, for the year ended December 31, 2019, is included in selling, general and administrative expenses in the attached consolidated income statement. Additional lease costs of $21,680 to be invoiced in April 2019, did not meet our revenue recognition requirements and the increase in the lease receivable was offset directly to the reserve for bad debt, increasing the reserve for bad debt from $765,001 to $786,681 at December 31, 2019. There was no reserve for bad debt on finance leases receivable at December 31, 2018.

On May 28, 2019, Partner I and Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for breach of contract, among other things, against the G Farma Equity Entities and their guarantors. As of December 31, 2019, the G Farma Equity Entities had unauthorized possession of the remaining Mentor Partner I, LLC’s equipment valued at approximate $792,425 and are in default of their obligations under the Master Equipment Lease. Subsequent to year-end, on January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling Company’s leased property. On January 31, 2020, all remaining equipment, not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control, see note 25 to the consolidated financial statements. The anticipated recovery value of the finance lease receivable of $269,000 represents managements’ estimate of proceeds from auction or sale of the recovered equipment. Subsequent to year-end, on March 5, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for $240,000, see note 25 to the consolidated financial statements. Sale of remaining equipment is planned for second quarter of 2020. The Company will try to recover as much of its cost in the equipment as possible given that it has never been used.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment leased to Pueblo West under a Second Amendment to the lease, see note 9 to the consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. There has been no activity in Partner III subsequent to formation.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. There has been no activity in Partner IV subsequent to formation.

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

Certain prior year amounts have been reclassified to conform with current year presentation.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2019 and 2018.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2019 and 2018, the Company has an allowance for doubtful receivables in the amount of $38,984 and $18,907, respectively.

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

Convertible notes receivable

The Company had a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017. Under the Addendum, the Company invested $100,000 in Electrum by the purchase of a second promissory note in the principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly. Note II required monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and accrued but unpaid interest totaling $86,256 into an additional equity investment in Electrum at $164 per unit for an additional 526 membership interest units. The Company holds 6,198 membership interests in Electrum at December 31, 2019 and 2018.

The Company has two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $3,121 and $1,801 at December 31, 2019 and 2018, respectively, as presented in Note 7. The notes bear 5% interest. One $25,000 principal face amount note, which matured November 22, 2019, was extended to November 22, 2021. A second $50,000 principal face amount note matures on October 31, 2020. No payments are required prior to maturity, however, at the time the $25,000 note was extended, accrued interest through the extension date of November 7, 2019 was paid to Mentor. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”). The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into an aggregate of 289,207 and 270,324 Conversion Shares at December 31, 2019 and 2018, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Notes, the Company shall receive back two times the outstanding principal of each note, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the dispute resolution industry.

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9 to the consolidated financial statements, impairment of the finance lease receivable from G Farma was $786,680 at December 31, 2019, based on Management’s estimate of amounts we expect to recover, and is included in bad debt expense in the consolidated income statement for the year ended December 31, 2019. The finance receivables were not impaired as of December 31, 2018. Subsequent to year-end, on January 31, 2020, Mentor obtained possession of the equipment leased to G Farma by Mentor Partner I, LLC which was not impounded by the Corona Police, see Note 25.

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

As described in Note 1, on March 14, 2019, the Company was notified by G Farma that the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The Building Department notice stated that G Farma had improperly modified electric and gas lines. On April 24, 2019, the Company learned that certain G Farma assets at their corporate location, including equipment valued at approximately $427,804 leased by Mentor Partner I to G Farma, had been impounded by the Corona Police. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance lease receivable. G Farma has not made a lease payment since February 19, 2019 and had refused to return the remaining leased equipment valued at $792,425. In addition, equipment valued at $66,374, intended to be leased to G Farma but being stored by a distributor at G Farma’s request, was returned by Partner I to the distributor for $15,000 less $5,000 for storage fees.

On May 28, 2019, the Company and Mentor Partner I, LLC filed a complaint against G Farma, its affiliated entities, and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 11, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions to recover collateral under a security agreement and collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. See Note 21. Subsequent to year-end, on January 22, 2020, the Court granted the Company’s motion for a writ of possession and preliminary injunction prohibiting the G Farma defendants from retaining control of or selling leased equipment. On January 31, 2020, all remaining equipment leased by Mentor Partner I to G Farma, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control and, on March 5, 2020, a portion of the recovered equipment was sold, See Note 25.

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

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases, and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet vehicle leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Our leases have remaining lease terms of 1 month to 44 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2019 and 2018.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2019 and 2018, respectively. There were 87,456 and 4,500 potentially dilutive shares outstanding at December 31, 2019 and 2018, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2019 and 2018 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2019 and 2018, nor were any interest or penalties accrued as of December 31, 2019 and 2018. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $14,319 and $54,124 for the years ended December 31, 2019 and 2018, respectively.

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

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018:

Revenues

We had revenue of $4,326,472 and gross profit of $1,280,811 (30.6% gross profit) for the year ended December 31, 2019 versus revenue of $5,281,533 and gross profit of $1,570,106 (30.7% gross profit) for the year ended December 31, 2018, a decrease in revenue of ($955,061) and a decrease in gross profit of ($289,295). WCI service fee revenue in 2019 increased by $534,061 with an increase in gross profit of $93,464. We formed Partner I and Partner II for the purpose of specific equipment sales-type financing leases and, as expected, the majority of the revenue for this was recognized in 2018 resulting in recognized revenue from direct sale financing leases of $74,889 in 2019 compared to $1,563,638 in 2018. Finance lease revenue was $75,415 in 2019 compared to $53,754 in 2018. Consulting revenue was $8,310 in 2019 compared to $30,343 in 2018.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2019 was $3,026,753 compared to $2,157,536 for the year ended December 31, 2018, an increase of $869,217. The increase was due to bad debt expense related to impairment of the G Farma finance leases of $765,001, an increase in business and vehicle insurance costs of $42,546, an increase in corporate auto lease expense of $35,367, an increase in shareholder services of $38,213, attributable to the annual shareholder meeting held in 2019, an increase in professional fees of $25,381, and an increase in salaries and related costs of $48,301, partially offset by a decrease in customer bad debt of ($20,289), a decrease in outside services of ($12,850), a decrease in advertising costs of ($39,804), and a decrease in other selling, general and administrative expenses of ($12,649).

Other income and expense

Other income and expense, net, totaled ($1,657,861) for the year ended December 31, 2019, compared to $186,401 for the year ended December 31, 2018, a decrease of ($1,844,262). The decrease was due primarily to ($1,688,825) impairment loss on investments in G Farma, compared to a gain in 2018 on G Farma investments of $33,249, an increased loss on other investments of ($135,882), a decrease in interest income of ($60,092), and an increase in interest expense of ($5,189), partially offset by an increase on gain on equipment disposal of $4,938 and an increase in other income of $7,539.

Net results

The net result for the year ended December 31, 2019 was a net loss attributable to Mentor of ($3,436,890) or ($0.149) per Mentor common share compared to a loss attributable to Mentor of ($409,161) or ($0.018) per Mentor common share for the year ended December 31, 2018. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in the cannabis industry in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2019, we had cash of $686,611 and working capital of $1,067,640. Operating cash outflows during 2019 were ($996,996), inflows from investing activities were $310,496, and outflows from financing activities were ($97,463). We are evaluating various options to raise additional funds, including loans.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2019, we had cash of $686,611 and working capital of $1,067,640. Operating cash outflows in the year ended December 31, 2019 were ($996,996), including ($3,418,632) of net loss, less non-cash amortization of discount on our investment in account receivable of ($79,994), less increase in accrued interest receivable of ($8,015), less an increase of ($73,078) in operating assets, and less a ($69,344) decrease in operating liabilities, partially offset by non-cash depreciation and amortization of $78,606, bad debt expense of $808,241, loss on investment in securities of $76,395, non-cash impairment on G Farma investments of $1,688,825.

Net cash inflows in 2019 from investing activities were $310,496 including proceeds sale of investment securities of $286,190, proceeds from notes receivable of $7,298, and proceeds from investment in account receivable of $230,000, partially offset by increased note receivable to G Farma of ($31,000), purchase of contractual interest in legal Recovery of Electrum ($146,195), purchases of property and equipment of ($11,765), and down payments on right of use assets of ($24,032).

Net outflows from financing activities in 2019 were ($97,463) including payments on short term loan from related party of ($12,528), payments on finance lease liability of ($28,207), payments on long-term debt of ($54,204), and distributions to non-controlling interest of ($2,524).

We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

We believe our existing available resources will be sufficient to satisfy our funding requirements for 16 months.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions may continue, at the Company’s discretion, to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise truncated by the Company.

There were no warrant redemptions in 2019. In January 2018, there were 379,436 Series D warrants exercised at the regular exercise price of $1.60 for Series D warrants for $607,097. On September 9, 2018, there were two partial redemption requests accepted to exercise 63,161 outstanding Series D warrants for $22,106 plus warrant redemption fees of $6,316. We believe that such redemptions and exercises remain a potential funding source to provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Item 8. Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2019, and 2018, begins on page F-1 of this Annual Report.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in internal control over financial reporting in the years ended December 31, 2019 and 2018.

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

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2019, are as follows:

Name	Age	Position
Chet Billingsley	67	President and Chief Executive Officer, Chairman of the Board of Directors, and Audit Committee Member
Lori Stansfield	60	Chief Financial Officer, Treasurer, and Director
Robert B. Meyer	80	Secretary and Director
Stan Shaul	55	Director and Audit Committee Member
David G. Carlile	63	Director and Audit Committee Chair

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

Lori J. Stansfield, CPA, has been our Chief Financial Officer since May 27, 2014. On April 9, 2015, Lori was appointed as a director and named as Treasurer. Lori is also the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes and shares of common stock. For the six years prior to joining Mentor, Lori was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited and prepared financial statements during the past thirty years. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Master’s Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

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

Stan Shaul was appointed as a director on November 24, 1998, and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee. Mr. Shaul was our Treasurer from November 24, 1998 until April 9, 2015. Mr. Shaul is the President of SportsClix, Inc. that he founded and incorporated on November 15, 1999, Co-Founder/Chief Architect of Podium, Inc., the President of Cardan Media, Senior Solutions Engineer for RichRelevance, Inc. between February and May 2019, and Principal Solutions Consultant with Vlocity. He has over 30 years of experience in software engineering, team building, management, and development. As a business founder and significant Company shareholder, he brings business understanding, insight, and shareholder interest to his Board deliberations. He graduated with a Bachelor's degree in Mathematics and Computer Science from UCLA. Mr. Shaul has no affiliated or conflicting outside business interests.

David G. Carlile was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor's Audit Committee and named Audit Committee Chairman. For over 34 years, Mr. Carlile has served in Senior Management positions in the coal industry; he has been the President of Carlile Enterprises, Inc. for over 17 years and he served as the Vice President of Marketing and Sales with Lighthouse Resources from 2012 through May 2016 and again from July 1, 2019 to the present. He received his BS in Mining Geology from the Imperial College, University of London in 1977. He also received a Master's Degree in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

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

Audit Committee

On May 6, 2017, a resolution was unanimously adopted by the Board to create an audit committee, and the following board members were appointed to serve on the committee: Stan Shaul, David Carlile, and Chet Billingsley. It was further resolved that David Carlile serve as the chairman of the Company’s Audit Committee. Our Audit Committee operates under a written charter which may be found on Mentor’s website at https://ir.mentorcapital.com/corporate-governance.

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

The Audit Committee had one meeting in 2018 and one meeting 2019. Both meetings were attended by all Audit Committee members.

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

Audit Committee Report

The Audit Committee provides this report for the Company’s Annual Report for the year ended December 31, 2019 on Form 10-K. The following disclosure is made over the printed names of each member of the Audit Committee. The members of the Audit Committee have signed the current disclosure.

REPORT OF THE AUDIT COMMITTEE

The following is the report of the Audit Committee with respect to our audited financial statements for the fiscal year ended December 31, 2019.

We reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2019. In addition, we discussed with BF Borgers CPA PC the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, we received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and have discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

David Carlile (Audit Committee Chairman)

Stan Shaul

Chet Billingsley

Compensation or Nominating Committees and Conflicts of Interest

The Board does not have a compensation committee comprised of independent directors; the functions that would have been performed by such committee is performed by our directors as a whole. The Board of Directors has not established a nominating committee. The Board has been of the opinion that such committees are not necessary since the Company is in early stages of developing a portfolio of cannabis investments, and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations that may affect management decisions.

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

Mentor held four meetings of the Board of Directors in 2019 and four meetings of the Board of Directors in 2018. All directors attended each of the meetings.

Code of Ethics

On March 21, 2019, the Company adopted a Code of Ethics in compliance with Section 406 of Regulation S-K which is applicable to all officers, directors, and employees of the Company. The Code of Ethics is available at the Company’s website at https://ir.mentorcapital.com/governance-docs without charge. Interested persons may also request a copy of such Code of Ethics without charge by contacting the Company at the address or telephone number included on the cover page of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer and each other executive officer whose annual compensation exceeded $100,000. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 “Compensation - Stock Compensation,”.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chet Billingsley Chairman and CEO	2019	120,000(1)	-	-	-	-(3)	52,372(5)	11,500(2)	183,872
	2018	120,000(1)	-	-	-	-(3)	-(5)	9,000(2)	129,000

Lori Stansfield Treasurer and CFO	2019	143,217	200	-	-	-	-	11,000(4)	154,417
	2018	139,635	500	-	-	-	-	8,500(4)	148,635

(1)Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2)Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. In 2019, Mr. Billingsley was paid $2,000 for each of four regular Board Meetings he attended, $2,000 for attending the 2019 Shareholder Meeting, $500 for each of two instances when significant additional services were provided to the Company related to written resolutions, and $500 for the annual Audit Committee meeting. In 2018, Mr. Billingsley was paid $2,000 for each of four regular Board Meetings he attended, $500 when significant additional services were provided to the Company related to written resolutions and $500 for the annual Audit Committee meeting.

(3)The CEO earns an incentive fee and a bonus which are payable in cash upon merger, resignation or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the reorganization, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the reorganization. This incentive was authorized in 1998 and confirmed in 2000 under the Company’s Plan of Reorganization.

(4)Ms. Stansfield received compensation for her service as a member of Mentor’s Board of Directors. In 2019, Ms. Stansfield was paid $2,000 for each of four board meetings she attended, $2,000 for attending the 2019 Shareholder Meeting, $500 for each of two instances when additional services were provided to the Company related to written resolutions. In 2018, Ms. Stansfield received $2,000 for each of four board meetings she attended, $500 for one time additional services were provided to the Company related to written resolutions.

(5)Our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $52,372 in 2019.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley and Ms. Stansfield, for the year ended December 31, 2019.

	Fees Earned or Paid In Cash ($)				Non-Equity Incentive Plan Compensation ($)
						Nonqualified Deferred Compensation ($)
			Stock Awards ($)	Option Awards ($)			All Other Compensation ($)
Director Name		Bonus ($)						Total ($)
Stan Shaul	9,500(1)	-	-	-	-	-	-	9,500
Robert B. Meyer	9,000(1)	-	-	-	-	-	-	9,000
David G. Carlile	9,500(1)	-	-	-	-	-	-	9,500

(1)Each director is paid $2,000 for attendance at each regular quarterly Board meeting. During 2019, Mentor Board of Directors were paid for four board meetings held in 2019. In addition, the Board of Directors were paid $500 each time additional services were provided to the Company related to written resolutions. Mr. Shaul and Mr. Carlile were each paid $500 for the annual Audit Committee meeting held in 2019.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 10, 2019 which was 22,850,947.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chet Billingsley PO Box 1709 Ramona, CA 92065	4,598,145(1, 2)	15.75%(7)
Common Stock	Stan Shaul 2586 Claybourne Court Newbury Park, CA 91320	244,928(3)	0.84%(8)
Common Stock	Robert B. Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	1,303,789(4)	4.47%(8)
Common Stock	David G. Carlile 3336 Daybreaker Drive Park City, UT 84098	138,508(5)	0.47%(8)
Common Stock	Lori Stansfield 6000 Nagel Street La Mesa, CA 91942	240,000(6)	0.82%(8)
Common Stock	Directors and Officers as a group	6,525,370	22.35%(9)

(1)136,575 of Mr. Billingsley’s shares of Common Stock are held in a Rule 10b5-1 Plan under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the Rule 10b5-1 Plan are less than 16,000 shares per week. This Rule 10b5-1 plan was initiated on January 28, 2020 at which time the closing bid price for Mentor stock was $0.15 per share and Rule 10b5-1 sales are expected to continue through the filing of this report. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2)In addition to 2,460,461 shares of Common Stock, Mr. Billingsley also holds 2,050,228 Series D warrants exercisable at $1.60 per share and 87,456 Series B warrants exercisable at $0.11 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series B or D warrants.

(3)In addition to 22,031 shares of Common Stock, Mr. Shaul also holds 222,897 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Shaul has not exercised any Series D warrants.

(4)In addition to 864,834 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Meyer has not exercised any Series D warrants.

(5)In addition to 136,008 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Carlile has not exercised any Series D warrants originally held or redeemed as a designee since he became a member of the Company’s board of directors on April 14, 2017.

(6)In addition to 50,000 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $1.60 per share.

(7)The Percentage of Class ownership of Mr. Billingsley is calculated based on the total number of outstanding shares of Common Stock (22,850,947), Series B warrants (87,456) and Series D warrants (6,252,954).

(8)The Percentage of Class ownership of Mr. Shaul, Mr. Meyer, Mr. Carlile, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (22,850,947) and Series D warrants (6,252,954).

(9)Calculated based on the diluted Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2018, and December 31, 2019, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2019 and 2018.

Fee Category	2019	2018
Audit Fees (1)	$78,300	$59,400
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	7,250	7,150
All Other Fees (4)	-	-

(1)Audit fees include the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2019 or 2018.

(3)The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)All other fees, if any, consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2019 and 2018 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm.

•Consolidated Balance Sheets as of December 31, 2019 and 2018

•Consolidated Income Statements for the years ended December 31, 2019 and 2018

•Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

•Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

•Notes to the Financial Statements

Exhibits

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

4.4	Description of Company’s Securities
21.1	Subsidiaries of the Company
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2019 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 24, 2020By: /s/ Chet Billingsley

Chet Billingsley,

Director, Chairman, and Chief Executive Officer

Date: March 24, 2020By: /s/ Lori Stansfield

Lori Stansfield,

Director, Treasurer and Chief Financial Officer

Directors

Date: March 24, 2020By: /s/ Stan Shaul

Stan Shaul

Director

Date: March 24, 2020By: /s/ David Carlile

David Carlile

Director

Date: March 24, 2020By: /s/ Robert Meyer

Robert Meyer

Director and Secretary

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

Report of Independent Registered Public Accounting Firm for years ended December 31, 2019 and 2018	F-1
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-2 – F-3
Consolidated Income Statements for the years ended December 31, 2019 and 2018	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	F-6 – F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 24, 2020

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$686,611	$1,470,574
Investment in securities, at fair value	-	362,585
Deposits on manufacturing equipment purchases	-	43,907
Accounts receivable, net	521,605	437,508
Net finance leases receivable, current portion	62,145	175,727
Net finance leases receivable, non-performing, current portion	269,000	-
Investment in installment receivable, current portion	4,000	117,000
Notes receivable, current portion	-	45,173
Convertible notes receivable, current portion	52,930	26,384
Prepaid expenses and other current assets	59,065	77,634
Employee advances	4,421	4,004

Total current assets	1,659,777	2,760,496

Property and equipment
Property and equipment	153,163	195,571
Accumulated depreciation and amortization	(121,542)	(152,602)

Property and equipment, net	31,621	42,969

Other assets
Operating lease right-of-use assets	324,408	-
Finance lease right-of-use assets	169,692	-
Investment in account receivable, net of discount and current portion	381,512	418,518
Net finance leases receivable, net of current portion	382,727	1,361,554
Notes receivable, net of current portion	-	971,653
Convertible notes receivable, net of current portion	25,191	50,417
Contractual interests in legal recoveries	346,195	800,002
Deposits	9,575	9,575
Long term investments	209,697	251,297
Goodwill	1,426,182	1,426,182

Total other assets	3,275,179	5,289,198

Total assets	$4,966,577	$8,092,663

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2019 and 2018

	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$74,120	$67,455
Accrued expenses	217,764	359,568
Related party payable	27,472	40,000
Deferred revenue	22,653	86,461
Finance lease liability - current portion	41,675	-
Operating lease liability - current portion	184,436	-
Current portion of long-term debt	24,017	53,166

Total current liabilities	592,137	606,650

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,108,438	1,027,118
Finance lease liability, net of current portion	112,418	-
Operating lease liability, net of current portion	140,900	-
Long term debt, net of current portion	-	25,055

Total long-term liabilities	1,361,756	1,052,173

Total liabilities	1,953,893	1,658,823

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 0 series Q preferred shares issued
and outstanding at December 31, 2019 and 2018*	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,850,947 and 23,139,837 shares issued
and outstanding at December 31, 2019 and 2018	2,285	2,314
Additional paid in capital	13,071,655	13,071,626
Accumulated deficit	(9,875,206)	(6,438,316)
Accumulated other comprehensive income (loss), net of tax	-	-
Non-controlling interest	(186,050)	(201,784)

Total shareholders' equity	3,012,684	6,433,840

Total liabilities and shareholders' equity	$4,966,577	$8,092,663
* Par value is less than $0.01

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2019 and 2018

	2019	2018
Revenue
Service fees	$4,167,858	$3,633,798
Lease equipment sales	74,889	1,563,638
Finance lease revenue	75,415	53,754
Consulting revenue	8,310	30,343

Total revenue	4,326,472	5,281,533

Cost of sales	3,045,661	3,711,427

Gross profit	1,280,811	1,570,106

Selling, general and administrative expenses	3,026,754	2,157,536

Operating income (loss)	(1,745,943)	(587,430)

Other income and (expense)
Gain (loss) on investments	(1,767,474)	23,984
Interest income	108,113	168,205
Interest expense	(22,596)	(17,407)
Gain (loss) on equipment disposal	2,200	(2,738)
Other income (expense)	21,896	14,357

Total other income and (expense)	(1,657,861)	186,401

Income (loss) before provision for income taxes	(3,403,804)	(401,029)

Provision for income taxes	14,828	19,250

Net income (loss)	(3,418,632)	(420,279)

Gain (loss) attributable to non-controlling interest	18,258	(11,118)

Net income (loss) attributable to Mentor	$(3,436,890)	$(409,161)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.149)	$(0.018)

Weighted average number of shares of Mentor common stock
outstanding:
Basic and diluted	23,117,615	23,075,926

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2019 and 2018

	Controlling interest
	Preferred stock		Common stock
	Shares	$0.001 par	Shares	$0.001 par	Additional paid in capital	Accumulated equity (deficit)	Accumulated Other Comprehensive Income	Total	Non-controlling equity (deficit)	Totals
Balance at December 31, 2017	-	$-	22,814,283	$2,281	12,560,619	$(6,063,977)	$34,822	$6,533,745	$(187,132)	$6,346,613

Conversion of warrants to common stock, net of conversion costs	-	-	442,597	45	629,160	-	-	629,205	-	629,205

Issuance of Series Q preferred stock	11	-	-	-	109,985	-	-	109,985	-	109,985

January 25, 2018 shares canceled	-	-	(117,043)	(12)	(228,138)	-	-	(228,150)	-	(228,150)

Non-controlling distribution	-	-	-	-	-	-	-	-	(3,534)	(3,534)

Reclassification of unrealized gains on investments in equity securities	-	-	-	-	-	34,822	(34,822)	-	-	-

Net income (loss)	-	-	-	-	-	(409,161)	-	(409,161)	(11,118)	(420,279)
Balance at December 31, 2018	11	$-	23,139,837	$2,314	13,071,626	$(6,438,316)	$-	$6,635,624	$(201,784)	$6,433,840

Rescind sale of common stock to G Farma	-	-	(288,890)	(29)	29	-	-	-	-	-

Non-controlling distribution	-	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(3,436,890)	-	(3,436,890)	18,258	(3,418,632)
Balance at December 31, 2019	11	$-	22,850,947	$2,285	13,071,655	$(9,875,206)	$-	$3,198,734	$(186,050)	$3,012,684

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,418,632)	$(420,279)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	23,113	20,762
Non-cash amortization on right of use assets	55,493	-
(Gain) loss on equipment disposal	-	2,738
Bad debt expense	808,241	63,529
Amortization of discount on investment in account receivable	(79,994)	(79,156)
Change in accrued interest income	(8,015)	1,678
(Gain) loss on investment in securities, at fair value	76,395	62,322
(Gain) loss on long-term investments	-	(86,307)
Impairment of G Farma investments	1,688,825	-
Decrease (increase) in operating assets
Cash in attorney trust account	-	314,536
Finance leases receivable	26,801	(334,482)
Deposits on equipment	27,231	(43,907)
Accounts receivable - trade	(127,337)	(56,239)
Prepaid expenses and other current assets	644	(33,522)
Employee advances	(417)	9,679
Increase (decrease) in operating liabilities
Accounts payable	6,665	7,195
Accrued expenses	(141,804)	134,647
Deferred revenue	(15,525)	86,461
Accrued salary, retirement and benefits - related party	81,320	57,637
Net cash provided by (used by) operating activities	(996,996)	(292,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from receivable – Bhang Corporation	-	1,987,099
Purchase of investment securities	-	(236,272)
Proceeds from securities sold	286,190	-
Purchase of convertible notes receivable	-	(50,000)
Proceeds from convertible notes receivable	-	27,561
Advances on notes receivable	(31,000)	(179,000)
Proceeds from notes receivable	7,298	34,844
Investment in direct financing lease equipment	-	(1,202,799)
Purchase of contractual interest in legal recovery	(146,195)	(200,000)
Purchases of property and equipment	(11,765)	(25,740)
Down payment on right of use assets	(24,032)	-
Proceeds from sale of investment in Brighter Day Health	-	109,000
Purchase of long-term investments	-	(15,669)
Proceeds from investment in receivable	230,000	117,000
Net cash provided by (used by) investing activities	310,496	366,024

Mentor Capital, Inc.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants converted to common stock, net of costs	$-	$629,205
Payments to rescind Bhang owners’ common stock	-	(228,150)
Issuance of Series Q preferred shares, net of costs	-	109,985
Short term loan from related party	-	40,000
Payments on short term loan from related party	(12,528)	-
Payments on finance lease liability	(28,207)	-
Proceeds from long-term debt	-	50,000
Payments on long-term debt	(54,204)	(34,438)
Non-controlling interest distribution	(2,524)	(3,534)
Net cash provided by (used by) financing activities	(97,463)	563,068

Net change in cash	(783,963)	636,384

Beginning cash	1,470,574	834,190

Ending cash	$686,611	$1,470,574

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$22,975	$17,451

Cash paid for income taxes	$18,948	$20,220

NON-CASH INVESTING AND FINANCING TRANSACTION:

Right of use assets acquired through operating lease liability	$541,865	$-

Right of use assets acquired through finance lease liability	$182,301	$-

Bhang Corporation receivable cancelled by return of Mentor common
stock	$-	$228,150

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), was reincorporated under the laws of the State of Delaware in September 2015.

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

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR. Due to market fluctuations, the Company’s market capitalization has been below $5 million for more than 30 consecutive calendar days and has been notified by OTC Markets Group that it has until April 22, 2020 to cure this deficiency.

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

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to invest in intellectual property and specifically to hold the investment in patent interests obtained on April 4, 2016 when Mentor Capital, Inc. entered into an agreement with R. L. Larson and Larson Capital, LLC (“Larson”) to seek and secure the benefits of mutual effort directed toward the capture of license fees from domestic and foreign THC and CBD cannabis vape patents.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 and $194,028 at December 31, 2019 and 2018, respectively. On January 28, 2019, as part of a Second Capital Agreement between Mentor and Electrum (described in Note 11), Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of anything of value received by Electrum as a result of the pending litigation in British Columbia (see below).

Note 1 - Nature of operations (continued)

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $765,001 at December 31, 2019, due to circumstances further described in Note 9.

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9.

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner III has had no activity subsequent to formation.

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner IV has had no activity subsequent to formation.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests (See Note 8). On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities, see Note 12.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 11, Mentor provided capital for payment of Litigation costs in the amount of $146,195 and $100,000 as of December 31, 2019 and 2018, respectively. In exchange, Mentor will receive 14.00% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of Mentor’s funded portion of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery, see Note 11.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 4.16% of NeuCourt’s issued and outstanding common stock at December 31, 2019.

Note 1 - Nature of operations (continued)

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure.

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including equipment valued at approximately $427,804 leased to G Farma from Partner I, were impounded by the Corona Police on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due the Company. See Notes 8, 9, and 11.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will fully recover amounts due us. Based on our analysis of current conditions, we recorded a bad debt allowance of $765,001 on the finance lease receivable, as of December 31, 2019, see Note 9, and fully impaired G Farma notes receivable, and the contractual interest in G Farma’s legal recovery, see Note 8. This resulted in an impairment at December 31, 2019, of $1,073,731 on G Farma notes receivable of $1,045,051 plus accrued interest of $28,680, and full impairment of $600,002 on our investment in the G Farma contractual interest in legal recovery. On December 31, 2019, the Company recorded the rescission of 288,890 shares of the Company’s Common Stock issued to G Farma in exchange for the contractual interest in G Farma’s legal recovery and cancelled out by the Company’s stock transfer agent subsequent to year-end, see Note 25. The Company’s equity investment in G Farma Entities, previously valued at $41,600, has also been impaired and reduced to $0, at December 31, 2019, see Notes 8 and 11.

The Company’s sale of its shares of Common Stock to G Farma in exchange for investment in the G Farma contractual interest in legal recovery was rescinded on October 3, 2019 and the Company recorded this as cancellation of equity at December 31, 2019, returning the Company to its original position, as if the shares had not been issued. Subsequent to year-end, on March 6, 2020, the shares were cancelled out and returned to unissued shares by the Company’s stock transfer agent, see Note 25.

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 8, 9, and 11, in the Superior Court of California in the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. Subsequent to year-end, on January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. Subsequent to year-end, on January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control and on March 5, 2020, the Company sold a portion of the recovered equipment, see Note 25. Sale of remaining equipment is planned for second quarter of 2020 and will be auctioned or sold to the highest bidder or offeror. The Company will try to recover as much of its cost in the equipment as possible given that it has never been used.

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

Certain prior year amounts have been reclassified to conform with current year presentation.

Segment reporting

The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts and notes receivable reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to investments, goodwill, amortization periods, accrued expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

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

Revenue Recognition – On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Leasing revenue recognition is specifically excluded and therefore the new standard is only applicable to service fee and consulting revenue. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified retrospective basis. The adoption did not have an impact on our financial statements.

Financial Instruments - On January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recognized a decrease of $34,822 in retained deficit for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (AOCI).

Lease Accounting – On January 1, 2019, we adopted ASU No. 2016-02, “Leases,” or ASC 842, which requires the recognition of the right-of-use, or ROU, assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative.

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

Standard		Effective date
2018-07	Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
2018-02	Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income	January 1, 2019
2017-08	Receivables - Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows – Restricted Cash	January 1, 2018
2016-16	Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Newly Issued Not Yet Effective Accounting Standards

Credit Losses - Measurement of Credit Losses on Financial Instruments – Issued in June 2016, ASU 2016-13, “Financial Instruments - Credit Losses Measurement of Credit Losses on Financial Instruments,” replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its revised effective date of our fiscal year beginning after December 15, 2022, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 2 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2019 and 2018.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2019 and 2018, the Company has an allowance for doubtful receivables in the amount of $38,984 and $18,907, respectively.

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

Convertible notes receivable

The Company had a convertible note receivable from Electrum Partners, LLC (“Electrum”) under an Addendum to Convertible Note and Purchase Option Agreement (“Addendum”) dated April 28, 2017. Under the Addendum, the Company invested an additional $100,000 in Electrum by the purchase of a second promissory note in the principal face amount of $100,000 (“Note II”) from Electrum, with interest at 10% per annum compounded monthly. Note II required monthly principal and interest payments of $2,290 to the Company beginning June 12, 2017. On May 31, 2018, the Company elected to convert the residual principal and accrued but unpaid interest totaling $86,256 into an additional equity investment in Electrum at $164 per unit for an additional 526 membership interest units. The Company holds 6,198 membership interests in Electrum at December 31, 2019 and 2018.

Note 2 - Summary of significant accounting policies (continued)

Convertible notes receivable (continued)

The Company has two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $3,121 and $1,801 at December 31, 2019 and 2018, respectively, as presented in Note 7. The notes bear 5% interest. One $25,000 principal face amount note, which matured November 22, 2019, was extended to November 22, 2021. A second $50,000 principal face amount note matures on October 31, 2020. No payments are required prior to maturity, however, at the time the $25,000 note was extended, accrued interest through the extension date of November 7, 2019 was paid to Mentor. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into an aggregate of 289,207 and 270,324 Conversion Shares at December 31, 2019 and 2018, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal of each note, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the dispute resolution industry.

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9, impairment of the finance lease receivable from G Farma was $786,680 at December 31, 2019, based on Management’s estimate of amounts we expect to recover, and is included in bad debt expense in the consolidated income statement for the year ended December 31, 2019. The finance receivables were not impaired as of December 31, 2018. Subsequent to year-end, on January 31, 2020, Mentor obtained possession of equipment leased to G Farma which was not impounded by the Corona Police, see Note 25.

Note 2 - Summary of significant accounting policies (continued)

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

As described in Note 1, on March 14, 2019, the Company was notified by G Farma that the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The Building Department notice stated that G Farma had modified electric and gas lines. On April 24, 2019, the Company learned that certain G Farma assets at their corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, had been impounded by the Corona Police. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance lease receivable. G Farma has not made a lease payment since February 19, 2019 and had refused to return the remaining $792,425 of leased equipment. In addition, equipment valued at $66,374, being stored by a distributor at G Farma’s request, was returned by Partner I to the distributor for $15,000 less $5,000 for storage fees.

Credit quality of notes receivable and finance leases receivable and credit loss reserve (continued)

On May 28, 2019, the Company and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 11, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time, see Note 21. Subsequent to year-end, on January 22, 2020, the Court granted the Company’s motion for a writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased equipment. On January 31, 2020, all remaining equipment leased by Mentor Partner I to G Farma, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control and, on March 5, 2020, a portion of the recovered equipment was sold, See Note 25.

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

Note 2 - Summary of significant accounting policies (continued)

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases, and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet vehicle leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Our leases have remaining lease terms of 1 month to 44 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2019 and 2018.

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

Basic and diluted income (loss) per common share

We compute net loss per share in accordance with ASC 260, “Earnings Per Share.” Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2019 and 2018, respectively. There were 87,456 and 4,500 potentially dilutive shares outstanding at December 31, 2019 and 2018, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2019 and 2018 and is not included in calculating the diluted weighted average number of shares outstanding.

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

Note 2 - Summary of significant accounting policies (continued)

Income taxes (continued)

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes." The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2019 and 2018, nor were any interest or penalties accrued as of December 31, 2019 and 2018. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $14,319 and $54,124 for the years ended December 31, 2019 and 2018, respectively.

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

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following at December 31, 2019 and 2018:

	2019	2018
Prepaid insurance	$5,867	$5,520
Prepaid lease expense	-	17,925
Other prepaid costs	53,198	54,189
	$59,065	$77,634

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at December 31, 2019 and 2018:

	2019	2018
Face value	$706,000	$936,000
Unamortized discount	(320,488)	(400,482)
Net balance	385,512	535,518
Current portion	(4,000)	(117,000)
Long term portion	$381,512	$418,518

For the years ended December 31, 2019 and 2018, $79,994 and $79,156 of discount amortization is included in interest income.

Note 5 - Property and equipment

Property and equipment is comprised of the following at December 31, 2019 and 2018:

	2019	2018
Computers	$37,271	$37,271
Furniture and fixtures	22,075	22,075
Machinery and vehicles	93,817	136,225
	153,163	195,571
Accumulated depreciation and amortization	(121,542)	(152,602)

Net Property and equipment	$31,621	$42,969

Depreciation and amortization expense was $23,113 and $20,762 for the years ended December 31, 2019 and 2018, respectively. Of these amounts, depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and was $11,333 and $12,493 for the years ended December 31, 2019 and 2018, respectively. All other depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet and vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $206,332 and $0 as of December 31, 2019 and 2018, respectively. Accumulated amortization associated with finance leases was $36,640 and $0 as of December 31, 2019 and 2018, respectively.

Lease costs recognized in our consolidated income statements is summarized as follows:

Year Ended December 31, 2019
Operating lease cost included in cost of goods	$205,015
Operating lease cost included in operating costs	56,881
Total operating lease cost	261,896
Finance lease cost, included in cost of goods:
Amortization of lease assets	36,640
Interest on lease liabilities	9,640
Total finance lease cost	46,280
Short-term lease cost	34,280
Total lease cost	$342,456

Right of use asset amortization under operating agreements was $214,030 for the year ended December 31, 2019.

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

December 31, 2019
Weighted-average remaining lease term – operating leases	1.73 years
Weighted-average remaining lease term – finance leases	3.25 years
Weighted-average discount rate – operating leases	10.2%
Weighted-average discount rate – finance leases	9.0%

As of December 31, 2019, our lease liabilities were as follows:

	Finance Leases	Operating Leases	Total
Gross lease liabilities	$208,641	$356,958	$565,599
Less: imputed interest	(54,548)	(31,622)	(86,170)
Present value of lease liabilities	154,093	325,336	479,429
Less: current portion	(41,675)	(184,436)	(226,111)
Long-term lease liabilities	$112,418	$140,900	$253,318

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2019 and 2018:

	2019	2018

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $191 and $1,384 at December 31, 2019 and 2018. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. Upon extension, the Company received $2,496 of accrued interest. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$25,191	$26,384

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $2,930 and $417 at December 31, 2019 and 2018. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	52,930	50,417

Total convertible notes receivable	78,121	76,801

Less current portion	(52,930)	(26,384)

Long term portion	$25,191	$50,417

*The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 93,259 Conversion Shares and the October 31, 2018 Note would convert into 195,948 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

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

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

On September 6, 2018, as a result of an Equity Purchase and Issuance Agreement, certain entities were obligated to deliver to Mentor equity interests equal to 3.75% of G Farma and its affiliates’ (“G Farma Equity Entities”) in exchange for Mentor relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. At December 31, 2018, Mentor had estimated the fair value of the 3.75% equity interest in the G Farma Equity Entities Mentor was supposed to receive, based on then licensed operations of the G Farma Equity Entities, at $41,600. On March 4, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained from G Farma an obligation to issue an additional 0.093% interest in the G Farma Equity Enities, resulting in a total 3.843% equity interest in the G Farma Equity Entities and included the addition of Goya Ventures, LLC as a party to the Equity Purchase and Issuance Agreement. However, due to the uncertain financial position of the G Farma Entities, following the closure of its Corporate office and impoundment of certain Mentor assets leased to G Farma, described in Notes 1 and 10, the Company fully impaired its equity interests in G Farma Equity Entities and recorded a loss on investments of $41,600 in the quarter ended March 31, 2019.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VII resulting in a required fee of $2,741 per month as of December 31, 2018. Addendum VIII increased the required consulting fee to $2,828, effective March 15, 2019; however consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. Consulting fee revenue was $8,310 and $30,343 for the years ended December 31, 2019 and 2018, respectively.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019, and the Company feels that it is unlikely it can recover the full amounts due. Because G Farma did not fulfill their obligations under the Master Equipment Lease and failed to operate in compliance with local and state cannabis laws, approximately $427,804 worth of Partner I equipment under lease to G Farma was impounded by the Corona Police on or around February 22, 2019. The Company learned of the equipment impoundment on April 24, 2019. Additionally, G Farma continued to hold approximately $792,425 worth of Mentor Partner I, LLC’s leased equipment in breach of the Master Equipment Lease which required the immediate return of Mentor Partner I, LLC’s equipment in the event of default. See also Notes, 9, 11, and 21 to the condensed consolidated financial statements. Subsequent to year-end, on January 22, 2020, the Superior Court of California in the County of Marin granted Mentor Capital, Inc.’s and Mentor Partner I, LLC’s motion for writ of possession and preliminary injunction prohibiting the G Farma Entities defendants from retaining control of or selling leased property and allowed the Company to repossess its leased equipment under G Farma’s control. See note 25.

All arrangements with G Farma, have been placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019.

As described in Note 1, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility; the Company was not informed by G Farma of this incident until March 14, 2019. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including equipment valued at approximately $427,804 leased to G Farma from Partner I, were impounded by the Corona Police. This event has significantly impacted G Farma’s financial position and its ability to make future payments under the finance leases receivable and notes receivable due the Company.

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

Company management is uncertain that G Farma will be able to perform under its obligations to the Company. Based on our analysis of current conditions, our investments in G Farma notes receivable were fully impaired in the first quarter of 2019. The Company recorded an impairment of loss on notes receivable of $1,045,051, for the year ended December 31, 2019, which is included in loss on investments in the condensed consolidated statement of income. On May 28, 2019, Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G Farma, its affiliates, and the guarantors of the various G Farma agreements, see Note 21.

Notes receivable from G Farma consists of the following at December 31, 2019 and 2018:

	2019	2018
Real estate note	$111,009	$111,843
Working capital note	934,042	909,507
Impairment recorded	(1,045,051)	-
Note receivable discount	-	(7,591)
Accrued interest	-	3,067
	-	1,016,826
Less current portion	-	(45,173)
Long term portion of notes receivable	$-	$971,653

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I recorded equipment sales revenue of $0 and $1,157,166 for the years ended December 31, 2019 and 2018, respectively.

As discussed in Notes 1 and 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019 and is classified as non-performing on the consolidated balance sheets at December 31, 2019. Bad debt expense of $765,001, for the year ended December 31, 2019, is included in selling, general and administrative expenses in the consolidated income statement. Additional lease costs of $21,680 to be invoiced in April 2019, did not meet our revenue recognition requirements and the increase in the lease receivable was offset directly to the reserve for bad debt, increasing the reserve for bad debt from $765,001 to $786,681 at December 31, 2019. There was no reserve for bad debt on finance leases receivable at December 31, 2018. At G Farma’s direction, equipment valued at $66,374 was held by the distributor and, in October 2019, was returned by Partner I to the distributor for $15,000 less $5,000 for storage fees.

On May 28, 2019, Partner I and Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against the G Farma Lease Entities and the G Farma Lease Guarantors. As of December 31, 2019, the G Farma Lease Entities had unauthorized possession of Mentor Partner I, LLC’s equipment valued at approximate $792,425 which was not seized by the Corona Police Department and are in default of their obligations under the Master Equipment Lease. The anticipated recovery value of the finance lease receivable represents managements’ estimate of sales proceeds, less estimated costs to sell, from auction or sale of the recovered equipment.

Subsequent to year-end, on January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property and, on January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control, see Note 25. Subsequent to year end, on March 5, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for $240,000, see Note 25. Sale of remaining equipment is planned for second quarter of 2020. The Company will try to recover as much of its cost in the equipment as possible given that it has never been used.

Note 9 – Finance leases receivable (continued)

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $74,889 and $460,225 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, all Partner II leased equipment under finance leases receivable is located in Colorado.

We review the finance leases receivable by individual account to determine expected collectability. The allowance for credit losses is an estimate of the losses inherent in our finance receivables taking into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

The Company issues a payment schedule upon inception of the lease. Revenue is recognized at the time equipment is delivered. Principal on lease payments received prior to delivery of equipment is recorded as a decrease in the finance lease receivable and interest received in advance is recorded as a liability under deferred revenue.

Net investment in finance leases

The net investment included in finance leases at December 31, 2019 are as follows:

	Partner I Non-performing	Partner II Performing	Total
Gross minimum lease payments receivable	$1,455,685	$587,854	$2,043,539
Accrued interest	-	2,463	2,463
Less: unearned interest	(400,005)	(145,445)	(545,450)
Less: reserve for bad debt	(786,680)	-	(786,680)
Finance leases receivable	269,000	444,872	713,872
Less current portion	(269,000)	(62,145)	(331,145)
Long term portion	$-	$382,727	$382,727

The net investment included in finance leases at December 31, 2018, all of which were classified as performing, are as follows:

	Partner I	Partner II	Total
Gross minimum lease payments receivable	$1,516,985	$581,000	$2,097,985
Accrued interest	5,312	2,752	8,064
Less: unearned interest	(410,837)	(157,931)	(568,768)
Finance leases receivable	1,111,460	425,821	1,537,281
Less current portion	(127,644)	(48,083)	(175,727)
Long term portion	$983,816	$377,738	$1,361,554

Interest income recognized from Partner I finance leases for the years ended December 31, 2019 and 2018, was $23,811 and $43,247, respectively.

Interest income recognized from Partner II finance leases for the years ended December 31, 2019 and 2018 was $51,603 and $10,506, respectively.

Note 9 – Finance leases receivable (continued)

At December 31, 2019, minimum future payments receivable under all finance leases receivable were as follows:

12 months ending December 31,	Non-performing (Partner I)	Performing (Partner II)	Total
2020	$269,000	$62,145	$331,145
2021	-	69,053	69,053
2022	-	76,727	76,727
2023	-	85,255	85,255
2024	-	94,731	94,731
Thereafter	-	56,961	56,961
	$269,000	$444,872	$713,872

Note 10 – Deposits on manufacturing equipment purchases

At December 31, 2019 and 2018, Partner I had deposits with manufacturing equipment suppliers in the amount of $0 and $43,907 respectively, for equipment to be leased by the G Farma entities in California once the equipment was delivered.

Note 11 - Contractual interests in legal recoveries

Interest in G FarmaLabs Limited legal recovery

On March 22, 2017, G Farma purchased 222,223 restricted shares of the Company’s Common Stock in a private placement at a price of $2.25 per share, for an aggregate purchase price of $500,002. Pursuant to Addendum II entered into on April 28, 2017, G Farma purchased an additional 66,667 shares of the Company’s Common Stock at $1.50 per share for an aggregate purchase price of $100,000. The combined total purchase of $600,002 was to be paid as follows: (i) Assignment to the Company of an interest, equal to the amount of the purchase price, in any and all civil forfeiture or similar recoveries received by, or due to, G Farma including a $10 million claim filed March 29, 2017, against the County of Calaveras, or (ii) at any time before payment of the full purchase price from recovery, the Company may elect to have G Farma pay all or some of the purchase price on the date of the maturity of the promissory notes, described above under the Notes Purchase Agreement, or (iii) the Company may elect to have G Farma pay all or some of the purchase price by issuance to the Company of G Farma securities in aggregate amount equal to the purchase price as are offered to any other person (other than stock options offered to employees).

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California, a portion of which was one of the three ways in which the purchase price could be paid for the purchase of shares of Mentor Common Stock, was dismissed on April 12, 2018 and has no value. In the quarter ended March 31, 2019, the $600,002 contractual interest in G Farma’s legal recovery intended as consideration for payment of the shares of Company’s Common Stock was fully impaired due to the events discussed in Notes 1, 8, and 9, where the City of Corona Building Department closed access to G Farma’s corporate location and the Corona Police impounded certain G Farma assets. These events significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii) for the payment of the purchase price for the shares of Company’s Common Stock. Currently G Farma does not have an agreement to offer G Farma securities to other persons under purchase price payment option (iii), and any such securities would, at this point, likely have no value. G Farma defaulted on payment of the promissory notes leaving the Company with no means of collecting on the final alternative source of payment for the shares of common stock. On October 3, 2019, the Company rescinded the sale of an aggregate of 288,890 shares of its Common Stock to G Farma, issued at an aggregate purchase price of $600,002, due to a complete failure of consideration. Subsequent to year-end, on March 6, 2020, the 288,890 shares of Common Stock were cancelled out and returned to unissued shares by the Company’s stock transfer agent, see Note 25 to the consolidated financial statements. The Company recognized the rescission of the Common Stock at par value on December 31, 2019.

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of December 31, 2019, Mentor invested an additional $46,195 of capital in Electrum for payment of legal fees in consideration for an additional four percent (4%) of the Recovery. At December 31, 2019 and 2018, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $146,195 and $100,000, respectively, and the remaining commitment to pay legal costs of $0 and $84,059, respectively, is included in accrued liabilities. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at December 31, 2019 and 2018.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2019 and 2018.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at December 31, 2019. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Note 12 – Concentration of credit risk

The Company had a significant portion of its assets invested in G Farma entities, which assets have now been impaired. These investments included the notes receivable and the intended 3.843% equity in G Farma Equity Entities described in Note 8, and the finance leases receivable described in Note 9. At December 31, 2019, after the bad debt reserve described in Note 9 and the asset impairments described in Notes 8, 9, and 11, these assets represent 5% of the consolidated total assets of the Company. At December 31, 2018, these assets represented 27% of the consolidated total assets of the Company.

The Company closely monitors each investment based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

The events described in Notes 1, 8, 9, and 11, led the Company to record a bad debt reserve against finance leases receivable of $786,680 at December 31, 2019. There was no bad debt reserve against finance leases receivable at December 31, 2018. Bad debt expense related to the finance leases receivable of $765,001 and $0, respectively, is included in selling, general and administrative expenses in the consolidated income statements for the years ended December 31, 2019 and 2018, respectively. The receivable and bad debt reserve at December 31, 2019 includes an additional $21,679 which is unlikely of collections and therefore was not recognized as revenue or as bad debt expense.

Note 12 – Concentration of credit risk (continued)

These same events, led the Company to fully impair G Farma notes receivable of $1,045,051, fully impair the $600,002 contractual interest in G Farma’s legal recovery, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600 as of December 31, 2019. On October 3, 2019, the Company rescinded the sale of an aggregate of 288,890 shares of its Common Stock to G Farma, due to complete failure of consideration, see Note 11. Impairments related to the G Farma investments of $1,688,825 and $0 are included in Gain (loss) in investments in the consolidated income statements for the years ended December 31, 2019 and 2018, respectively.

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2017	$188,635	$-	$600,002	$-	$163,714
Total gains or losses
Included in earnings (or changes in net assets)	(62,322)	-	-	-	86,306
Purchases, issuances, sales, and settlements
Purchases	236,272	-	200,000	5,669	96,256
Issuances	-	-	-	-	8,351
Sales	-	-	-	-	(108,999)
Settlements	-	-	-	-	-
Balance at December 31, 2018	362,585	-	800,002	5,669	245,628
Total gains or losses
Included in earnings (or changes in net assets)	(76,395)	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	146,195	-	-
Issuances	-	-	-	-	-
Sales	(286,190)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2019	$-	$-	$346,195	$5,669	$204,028

Note 14 – Common Stock warrants

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through December 31, 2019 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of December 31, 2019 and 2018, the weighted average contractual life for all Mentor warrants was 18.5 years and 19.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the year ended December 31, 2019 and 2018, a total of 0 and 442,597 warrants were exercised, respectively. There were no warrants issued during the periods ended December 31, 2019 and 2018. In January 2018, the 2014 exercise of 87,456 Series B warrants and 29,544 Series D warrants were reversed and reinstated. The intrinsic value of outstanding warrants at December 31, 2019 and 2018 was $875 and $20,115, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2017	-	6,666,007	6,666,007
Reinstated	87,456	29,544	117,000
Issued	-	-	-
Exercised	-	(442,597)	(442,597)
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410

Note 14 - Common stock warrants (continued)

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2017	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2019	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the year ended December 31, 2019, no warrants were redeemed. In 2018, the Company allowed for a partial redemption of 63,161 Series D warrants at an exercise price per warrant of $0.35 plus a $0.10 warrant redemption fee per warrant and an additional 379,436 Series D Warrants were exercised at their full exercise price of $1.60 plus the $0.10 warrant redemption fee per warrant. The regular warrant exercises and 1% partial redemption authorization, which were recalculated and repeated according to the court formula, resulted in a combined average exercise price of $1.42 per share for the year ended December 31, 2018.

Note 15 – Warrant redemption liability

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2019 and 2018.

Note 16 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2019 and 2018, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at December 31, 2019 and 2018 include this interest. The Core Q Holdings Asset Value at December 31, 2019 and 2018 was $14,621 and $12,844 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at December 31, 2019 and 2018. At December 31, 2019 and 2018, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.13 and $0.36, respectively, into an aggregate of 1,237,166 and 392,447 shares of the Company’s Common Stock, respectively. Because there were net losses for the years ended December 31, 2019 and 2018, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 17 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
December 31,	Finance leases	Operating leases
2020	$41,675	$184,436
2021	45,584	124,750
2022	49,861	16,150
2023	16,973	-
Total	154,093	325,336
Less: Current maturities	41,675	184,436
Long-term liability	$112,418	$140,900

Note 18 – Long term debt and revolving line of credit

Long term debt

Long term debt at December 31, 2019 and 2018 consists of the following:

	2019	2018
Commercial credit agreement with Bond Street Servicing, LLC at 11.6% interest per annum, semi-monthly payments of $1,648, maturing October 16, 2019. Net of $1,059 loan service fees at December 31, 2018.	$-	$30,131

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	24,017	48,090

Total notes payable	24,017	78,221

Less: Current maturities	(24,017)	(53,166)

	$-	$25,055

Commercial credit agreement with Bond Street Servicing, LLC

WCI entered into a commercial credit agreement with Bond Street Servicing, LLC and was charged a $4,000 loan service fee which was being amortized as additional interest over the life of the loan on a straight line basis. The unamortized loan service fee balance was $0 and $1,059 at December 31, 2019 and 2018, respectively

Note 19 – Accrued salary, accrued retirement, and incentive fee – related party

As of December 31, 2019 and 2018, the Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows:

	2019	2018
Accrued salaries and benefits	$829,231	$802,775
Accrued retirement and other benefits	540,860	485,996
Offset by shareholder advance	(261,653)	(261,653)
	$1,108,438	$1,027,118

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2019 and 2018, the incentive fee expense was $0 and $0, respectively.

Note 20 – Related party transactions

WCI received a short term, non-interest bearing loan, from an officer of WCI in December 2018. The loan balance reported on the consolidated balance sheet as a related party payable, at December 31, 2019 and 2018, was $27,472 and $40,000, respectively.

Note 21 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 11, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. Due to uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Notes 8, 9 and 11.

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019 denying each and every allegation of the Cross-Complaint and intends to vigorously defend itself in this matter.

Note 22 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the fair value of securities investments in GW Pharmaceuticals Plc. (GWPH), KushCo. Holdings, Inc. (KSHB), previously Kush Bottles, Inc., Generation Alpha, Inc. (GNAL), previously Solis Tek, Inc., and GB Sciences, Inc. (GBLX) stock, the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the fair value of convertible notes receivable and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, and the operation of subsidiaries in the cannabis and medical marijuana sector, and 2) Facilities operations related, representing the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer-related legacy investment until March 2018 and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facilities Operations Related	Corporate and Eliminations	Consolidated
2019
Net sales	$158,614	$4,167,858	$-	$4,326,472
Operating income (loss)	(796,232)	74,128	(1,023,839)	(1,745,943)
Interest income	23,561	10	84,542	108,113
Interest expense	-	26,921	(4,325)	22,596
Total assets	1,572,998	1,646,867	1,746,712	4,966,577
Property additions	-	11,766	-	13,484
Depreciation and amortization	-	11,333	11,780	23,113

2018
Net sales	$1,647,735	$3,633,798	$-	$5,281,533
Operating income (loss)	431,971	17,395	(1,036,796)	(587,430)
Interest income	83,398	4	84,803	168,205
Interest expense	377	19,658	(2,628)	17,407
Total assets	4,571,778	1,228,783	2,292,102	8,092,663
Property additions	-	13,484	12,256	25,740
Depreciation and amortization	-	12,493	8,269	20,762

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2019 and 2018, as presented in the consolidated income statements:

	2019	2018
Operating loss	$(1,745,943)	$(587,430)
Realized gain (loss) on investments	(1,767,474)	23,984
Interest income	108,113	168,205
Interest expense	(22,596)	(17,407)
Gain (loss) on equipment disposals	2,200	(2,738)
Other income	21,896	14,357
Income before income taxes	$(3,403,804)	$(401,029)

Note 23 – Accumulated other comprehensive income (loss)

The changes in the balances for accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31 were as follows:

	2019	2018
Marketable securities
Beginning balance	$-	$34,822
Gains (losses) on available for sale securities	-	-
Less: Tax (tax benefit)	-	-
Net gains (losses) on available for sale securities	-	-

(Gains) Losses reclassified from AOCI to retained deficit	-	(34,822)
Less: Tax (tax benefit)	-	-
Net gains (losses) reclassified from AOCI to retained deficit, net of tax	-	(34,822)
Other comprehensive income (loss), net of tax	-	(34,822)
Ending balance	$-	$-

Note 24 – Income tax

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

The Company and its subsidiary, WCI, are taxed as C-Corporations for federal income tax purposes. Mentor’s subsidiary LLCs were disregarded entities for income, therefore, MCIP, Partner I, and Partner II, taxable income or loss is reported by their respective shareholders.

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018
Current:
Federal	$-	$-
State	14,828	19,250
	14,828	19,250
Deferred:
Federal	727,900	(16,800)
State	391,600	(203,100)
Change in valuation	(1,119,500)	219,900
Total provision (benefit)	$14,828	$19,250

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2019, the Company had approximately $9,330,000 of federal net operating loss carryforwards of which $4,579,000 can be carried forward indefinitely and the remaining balance will expire in between 2027 and 2036. The Company has a California net operating loss carryforward of approximately $7,700,000 that begins expiring in 2024.

Note 24 – Income tax (continued)

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2019 and 2018 to net income (loss) before income taxes for the years ended December 31, 2019 and 2018 as a result of the following:

	2019	2018
Net income (loss) before taxes	$(3,418,632)	$(401,029)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(717,913)	(84,216)
Permanent differences and other	(401,587)	9,554
Change in valuation	1,119,500	74,662
Federal income tax provision	$-	$-

The significant components of deferred income tax assets as of December 31, 2019 and 2018 after applying enacted corporate income tax rates are as follows:

	2019	2018
Net Operating Losses carried forward	$2,641,300	$1,526,200
Deferred officer bonus and other	94,000	89,600
Valuation allowance	(2,735,300)	(1,615,800)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2016 to 2019 are subject to examination

Note 25 – Subsequent events

On January 21, 2020 the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application in which MCIP has obtained rights. MCIP plans to apply for expedited prosecution under the Patent Prosecution Highway based upon the claims allowed in the corresponding United States patent application.

On January 22, 2020, the Superior Court of California in the County of Marin granted Mentor Capital, Inc.’s and Mentor Partner I, LLC’s motion for writ of possession and preliminary injunction prohibiting the G Farma Entity defendants from retaining control of or selling property leased to it by the Company. On January 31, 2020, the Company repossessed leased equipment under G Farma’s control and moved it to storage under the Company’s control. On March 5, 2020, the Company sold equipment with a cost of $495,967 to the highest offeror for $240,000. The Company intends to auction or sell the remaining equipment to the highest bidder or the highest offeror in the second quarter of 2020. The Company will try to recover as much of its cost in the equipment as possible given that it has never been used.

On March 6, 2020, an aggregate of 288,890 shares of Mentor Common Stock, issued to G Farma at an aggregate value of $600,002 and rescinded by the Company on October 3, 2019, due to complete failure of consideration, were cancelled and returned to the authorized but unissued shares of the Company by the Company’s stock transfer agent, see Note 11. The Company recorded the rescission, at December 31, 2019, at par value.