Form 10-Q
period 2020-03-31
Mentor Capital, Inc.
filed 2020-05-14
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [   ] No [X]

At May 4, 2020, there were 22,850,947 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For example, statements in this Form 10-Q regarding potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forword-looking statements. Moreover, if we increase our investments in the cannabis-related industry or other industries we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$707,868	$686,611
Investment in securities, at fair value	33,078	-
Accounts receivable, net	444,930	521,605
Lease equipment held for sale	40,000	-
Net finance leases receivable, current portion	63,804	62,145
Net finance leases receivable-non-performing	-	269,000
Investment in accounts receivable, current portion, net of discount	117,000	4,000
Convertible notes receivable, current portion	53,578	52,930
Prepaid expenses and other current assets	45,480	59,065
Employee advances and other receivable	3,753	4,421

Total current assets	1,509,491	1,659,777

Property and equipment
Property and equipment	156,492	153,163
Accumulated depreciation and amortization	(125,384)	(121,542)

Property and equipment, net	31,108	31,621

Other assets
Operating lease right-of-use assets	269,160	324,408
Finance lease right-of-use assets	246,083	169,692
Investment in account receivable, net of discount and current portion	282,857	381,512
Net finance leases receivable, net of current portion	364,457	382,727
Convertible notes receivable, net of current portion	25,500	25,191
Contractual interest in legal recovery	396,912	346,195
Deposits	9,575	9,575
Long term investments	204,528	209,697
Goodwill	1,426,182	1,426,182

Total other assets	3,225,254	3,275,179

Total assets	$4,765,853	$4,966,577

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	March 31,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$36,712	$74,120
Accrued expenses	299,003	217,764
Related party payable	-	27,472
Deferred revenue	21,047	22,653
Finance lease liability, current portion	57,895	41,675
Operating lease liability, current portion	171,306	184,436
Long term debt, current portion	17,656	24,017

Total current liabilities	603,619	592,137

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,115,502	1,108,438
Finance lease liability, net of current portion	166,016	112,418
Operating lease liability, net of current portion	101,989	140,900

Total long-term liabilities	1,383,507	1,361,756

Total liabilities	1,987,126	1,953,893

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 shares issued and outstanding
at March 31, 2020 and December 31, 2019 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,850,947 and 22,850,947 shares issued
and outstanding at March 31, 2020 and December 31, 2019	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,122,976)	(9,875,206)
Non-controlling interest	(172,237)	(186,050)

Total shareholders' equity	2,778,727	3,012,684

Total liabilities and shareholders' equity	$4,765,853	$4,966,577

* Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Service fees	$1,136,924	$955,906
Lease equipment sales	-	74,889
Finance lease revenue	12,538	36,890
Consulting revenue	-	8,310

Total revenue	1,149,462	1,075,995

Cost of sales	764,360	705,621

Gross profit	385,102	370,374

Selling, general and administrative expenses	621,825	1,226,618

Operating income (loss)	(236,723)	(856,244)

Other income and (expense)
Interest income	19,403	42,580
Gain (loss) on investments	(10,206)	(1,569,881)
Interest expense	(7,337)	(4,523)
Other income (expense)	12,084	-

Total other income and (expense)	13,944	(1,531,824)

Income (loss) before provision for income taxes	(222,779)	(2,388,068)

Provision for income taxes	11,178	16,800

Net income (loss)	(233,957)	(2,404,868)

Gain (loss) attributable to non-controlling interest	13,813	1,727

Net income (loss) attributable to Mentor	$(247,770)	$(2,406,595)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.011)	$(0.104)

Weighted average number of shares of Mentor common stock
outstanding:
Basic and diluted	22,850,947	23,139,837

* The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balances at
December 31, 2019	11	$ -	22,850,947	$ 2,285	$ 13,071,655	$ (9,875,206)	$3,198,734	$(186,050)	$ 3,012,684

Net income (loss)	-	-	-	-	-	(247,770)	(247,770)	13,813	(233,957)

Balance at
March 31, 2020	11	$ -	22,850,947	$ 2,285	$ 13,071,655	$ (10,122,976)	$2,950,964	$(172,237)	$ 2,778,727

Balance at
December 31, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (6,438,316)	$6,635,624	$(201,784)	$ 6,433,840

Non-controlling
Distribution	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(2,406,595)	(2,406,595)	1,727	(2,404,868)

Balances at
March 31, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (8,844,911)	$4,229,029	$(202,581)	$ 4,026,448

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(233,957)	$(2,404,868)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	3,842	10,952
Non-cash amortization of right of use asset	17,199	2,241
Bad debt expense	22,069	668,958
Amortization of discount on investment in account receivable	(18,345)	(19,998)
Increase in accrued investment interest income	(957)	(7,630)
(Gain) loss on investment in securities, at fair value	5,037	(71,930)
(Gain) loss on long-term investments	5,169	-
Impairment on G Farma notes receivable and investments	-	1,639,558
Decrease (increase) in operating assets
Accounts receivable - trade	61,575	(25,751)
Prepaid expenses and other current assets	13,585	32,048
Employee advances	668	(1,545)
Increase (decrease) in operating liabilities
Accounts payable	(37,408)	(191)
Accrued expenses	81,239	(96,389)
Deferred revenue	(1,606)	(10,693)
Accrued salary, retirement and benefits - related party	7,064	7,697

Net cash provided by (used by) operating activities	(74,826)	(277,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(38,115)	-
Proceeds from investment securities sold	-	249,222
Proceeds from convertible notes receivable	-	-
Cash advanced on notes receivable	-	(31,000)
Proceeds from notes receivable	-	7,298
Deposits on equipment to be leased	-	(18,153)
Investment in direct financing leases	-	(78,650)
Proceeds from finance lease receivable	238,642	62,864
Purchase contractual interest in legal recovery	(50,717)	(100,000)
Purchases of property and equipment	(3,329)	(8,159)
Down payments on right of use assets	(9,604)	-
Proceeds from investment in receivable	4,000	117,000

Net cash provided by (used by) investing activities	140,877	200,422

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Three Months Ended
	Ended March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party payable	(27,472)	(5,440)
Payments on long-term debt	(6,361)	(14,586)
Payments on finance lease liability	(10,961)	(17,843)
Non-controlling interest distribution	-	(2,524)

Net cash provided by (used by) financing activities	(44,794)	(40,393)

Net change in cash	21,257	(117,512)

Beginning cash	686,611	1,470,574

Ending cash	$707,868	$1,353,062

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$7,337	$4,516

Cash paid for income taxes	$4,800	$8,620

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$483,937

Right of use assets acquired through finance lease liability	$80,779	$148,732

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

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

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020 under the trading symbol OTCQB: MNTR. Due to market fluctuations, the Company’s market capitalization has been below $5 million for more than 30 consecutive calendar days and subsequent to quarter-end, on May 1, 2020, we began trading as OTCQB: MNTR.

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

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at March 31, 2020 and December 31, 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and subsequent to quarter-end, on May 5, 2020, the United States patent was issued, see Note 22. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 1 - Nature of operations (continued)

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 and $194,028 at March 31, 2020 and December 31, 2019. On January 28, 2019, as part of a Second Capital Agreement between Mentor and Electrum (described in Note 10), Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of anything of value received by Electrum as a result of the pending litigation in British Columbia (see below).

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $771,970 and $765,001 at March 31, 2020 and December 31, 2019, respectively, due to circumstances further described in Note 9.

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company as a wholly owned subsidiary of Mentor. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9.

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner III has had no activity since its inception.

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner IV has had no activity since its inception.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests (See Note 8). On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities. See Note 20.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 10, Mentor provided capital for payment of Litigation costs in the amount of $196,912 and $146,195 as of March 31, 2020 and December 31, 2019, respectively. Subsequent to quarter-end, on April 30, 2020, $15,383 of Mentor’s funds were returned to Mentor from the attorney representing Electrum. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.2% of NeuCourt’s issued and outstanding common stock.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

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

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the City of Corona on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due the Company. See Notes 8, 9, and 10. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered but we are uncertain whether this was taken by the Corona Police.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will fully recover amounts due us. Based on our analysis of current conditions, we recorded a bad debt allowance of $765,001 on the finance lease receivable, as of December 31, 2019, and increased the allowance by $6,969 in the quarter ended March 31, 2020, see Note 9. In January 2020, the Company repossessed leased equipment under G Farma’s control and in March 2020, the Company sold equipment with a cost of $495,967 to the highest offeror for $240,000, however, because a component of the equipment was reported missing, the Company refunded $17,969 to the purchasing party. At March 31, 2020, remaining repossessed equipment is reported as equipment held for sale in the condensed consolidated balance at an estimated net realizable value of $40,000.

At December 31, 2019 we fully impaired G Farma notes receivable, and the contractual interest in G Farma’s legal recovery, see Note 8. At December 31, 2019, we fully impaired G Farma notes receivable of $1,045,051, accrued interest of $28,680, and our investment in the G Farma contractual interest in legal recovery of $600,002. The Company’s equity investment in G Farma Entities, previously valued at $41,600, has also been impaired and reduced to $0, at December 31, 2019, see Notes 8 and 10.

The Company’s sale of 288,890 shares of its Common Stock to G Farma in exchange for investment in the G Farma contractual interest in legal recovery was rescinded on October 3, 2019 due to a complete failure of consideration and the Company recorded this as cancellation of equity at December 31, 2019, returning the Company to its original position, as if the shares had not been issued. On March 6, 2020, the shares were cancelled and returned to unissued shares by the Company’s stock transfer agent.

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 8, 9, and 10, in the Superior Court of California in the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control and on March 5, 2020, the Company sold a portion of the recovered equipment, see Note 9. Sale of remaining equipment is planned for second quarter of 2020 and will be auctioned or sold to the highest bidder or offeror. The Company will try to recover as much of its cost in the equipment as possible given that it has never been used.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020. These financial statements should be read in conjunction with that report.

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of subsidiaries in which a controlling financial interest is owned. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

Impact Related to COVID-19 Pandemic

The effect of the novel coronavirus pandemic (“COVID-19”) has significantly impacted the United States and the global economy. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, our legal recovery efforts may be hindered due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively.

Public health efforts to mitigate the impact of the pandemic include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions could impact WCI’s client businesses’ ability and speed of collecting their tenant rent payments. We do not expect this to significantly reduce demand for WCI services because WCI helps lower monthly service costs paid by its client properties. However, WCI’s clients will likely experience a delay in collecting rent from tenants, which in turn is expected to cause slower payments to WCI and possible discontinued service and uncollectible accounts receivable. WCI revenue in the first quarter of 2020 increased by 18.9%, as compared to the same period in 2019 and any impact of COVID-19 for the first quarter of 2020 is estimated to be immaterial. We will closely monitor our customer accounts and continue to assess the impact on collection of accounts receivable as we collect more information.

In compliance with California Governor Gavin Newsom’s Executive, Order N-33-20 dated March 19, 2020, Mentor required its employees to work remotely effective March 20, 2020. According to the Critical Infrastructure Standards released by the Cybersecurity and Infrastructure Security Agency on March 18, 2020, “Financial Services Sector” businesses, like Mentor, are considered “essential businesses.” The financial nature of Mentor’s operations, which consist of oversight of our portfolio companies, accounting, compliance, investor relations, and sales, Mentor’s day to day operations are not substantially hindered by telework. We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 13 months. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Segment reporting

The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. We also have a small investment in an aerospace and defense corporation that is included in our corporate operations.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.

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

Intangibles-Goodwill and Other – As of January 1, 2020, we adopted ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment. ASU 2017-04 requires that a goodwill impairment be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. We adopted the new standard on January 1, 2020. The adoption of this ASU did not have an impact on our financial statements.

Fair Value Measurement – As of January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We adopted the new standard on January 1, 2020. The adoption of this ASU did not have an impact on our financial statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Recent Accounting Standards (continued)

Newly Issued Not Yet Effective Accounting Standards

Credit Losses - Measurement of Credit Losses on Financial Instruments – Issued in June 2016, ASU 2016-13, “Financial Instruments - Credit Losses Measurement of Credit Losses on Financial Instruments,” replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its revised effective date for of our fiscal year beginning after December 15, 2022, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Simplifying the Accounting for Income Taxes – Issued in December 2019, ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2020 and December 31, 2019.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2020 and December 31, 2019, the Company has recorded an allowance in the amount of $50,353 and $38,984, respectively.

Investments in securities, at fair value

Investment in securities consists of debt and equity securities reported at fair value with any change in fair value reported in net income.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

The Company has two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $4,078 and $3,121 at March 31, 2020 and December 31, 2019, as presented in Note 7. The notes bear 5% interest. One $25,000 principal face amount note, which matured November 22, 2019, was extended to November 22, 2021. A second $50,000 principal face amount note matures on October 31, 2020. No payments are required prior to maturity, however, at the time the $25,000 note was extended, accrued interest through November 4, 2019 was paid to Mentor. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into an aggregate of 292,746 and 289,207 Conversion Shares at March 31, 2020 and December 31, 2019, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal of each note, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the dispute resolution industry.

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9, impairment of the finance lease receivable from G Farma was $793,649 and $786,680 at March 31, 2020 and December 31, 2019, respectively, based on Management’s estimate of amounts we expect to recover.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Credit quality of notes receivable and finance leases receivable and credit loss reserve

As our notes receivable and finance leases receivable are limited in number, our management analyzes estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable are analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments. As part of the monitoring process we may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As described in Note 1, on March 14, 2019, the Company was notified by G Farma that the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The Building Department notice stated that G Farma had modified electric and gas lines. On April 24, 2019, the Company learned that certain G Farma assets at their corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, had been impounded by the City of Corona. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance lease receivable. G Farma has not made a lease payment since February 19, 2019.

On May 28, 2019, the Company and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 10, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time, see Note 20. On January 22, 2020, the Court granted the Company’s motion for a writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased equipment. On January 31, 2020, all remaining equipment leased by Mentor Partner I to G Farma, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control and, on March 5, 2020, a portion of the recovered equipment was sold, See Note 9.

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

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet vehicle leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Finance leases may be extended on a month to month basis depending on vehicle mileage and condition of the vehicle. Estimates of extension periods are included in our analysis of lease terms at inception of the lease. Our leases have remaining lease terms, including estimated extensions, of 1 month to 58 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Costs associated with operating lease assets are recognized on a straight-line basis, over the term of the lease, within cost of goods sold for vehicles used in direct servicing of WCI customers and in operating expenses for costs associated with all other operating leases. Finance lease assets are amortized within cost of goods sold for vehicles used in direct servicing of WCI customers and within operating expenses for all other finance lease assets, on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, including estimated term extensions. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. We have agreements that contain both lease and non-lease components. For vehicle fleet operating leases, we account for lease components together with non-lease components (e.g., maintenance fees).

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2020 and December 31, 2019.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

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

For each finance lease receivable, the Company recognized as a gain or loss the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at the inception of the applicable lease. At lease inception we capitalize the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of March 31, 2020 and December 31, 2019, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at March 31, 2020 and December 31, 2019, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2020 and 2019 and is not included in calculating the diluted weighted average number of shares outstanding.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Income taxes (continued)

The Company did not recognize any interest or penalties for unrecognized tax provisions during the three months ended March 31, 2020 and 2019, nor were any interest or penalties accrued as of March 31, 2020 and December 31, 2019. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended March 31, 2020 and 2019 were $1,673 and $3,035, respectively.

Fair value measurements

The Company applies ASC 820, “Fair Value Measurement,” which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid health and vehicle insurance	$17,089	$5,867
Other prepaid costs	28,391	53,198
	$45,480	$59,065

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The investment in account receivable is supported by an exchange agreement and consisted of the following:

	March 31, 2020	December 31, 2019
Face value	$702,000	$706,000
Unamortized discount	(302,143)	(320,488)
Net balance	399,857	385,512
Current portion	(117,000)	(4,000)
Long term portion	$282,857	$381,512

For the three months ended March 31, 2020 and 2019, $18,345 and $19,999 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment is comprised of the following:

	March 31, 2020	December 31, 2019
Computers	$37,271	$37,271
Furniture and fixtures	22,075	22,075
Machinery and vehicles	97,146	93,817
	156,492	153,163
Accumulated depreciation and amortization	(125,384)	(121,542)

Net Property and equipment	$31,108	$31,621

Depreciation and amortization expense was $3,842 and $5,428 for the three months ended March 31, 2020 and 2019, respectively. Depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $296,716 and $206,332 as of March 31, 2020 and December 31, 2019, respectively. Accumulated amortization associated with finance leases was $50,633 and $36,640 as of March 31, 2020 and December 31, 2019, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost included in cost of goods	$45,956	$50,924
Operating lease cost included in operating costs	14,274	19,629
Total operating lease cost (1)	60,230	70,553
Finance lease cost, included in cost of goods:
Amortization of lease assets	13,993	5,367
Interest on lease liabilities	3,494	260
Total finance lease cost	17,487	5,627
Short-term lease cost	8,970	8,370
Total lease cost	$86,687	$84,550

(1)Right of use asset amortization under operating agreements was $45,896 and $42,216 for the three months ended March 31, 2020 and 2019, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term – operating leases	1.34 years	1.73 years
Weighted-average remaining lease term – finance leases	3.61 years	3.25 years
Weighted-average discount rate – operating leases	10.3%	10.2%
Weighted-average discount rate – finance leases	8.6%	9.0%

Finance lease liabilities were as follows:

	March 31, 2020	December 31, 2019
Gross finance lease liabilities	$267,203	$208,641
Less: imputed interest	(43,292)	(54,548)
Present value of finance lease liabilities	223,911	154,093
Less: current portion	(57,895)	(41,675)
Long-term finance lease liabilities	$166,016	$112,418

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 6 – Lessee Leases (continued)

Operating lease liabilities were as follows:

	March 31, 2020	December 31, 2019
Gross operating lease liabilities	$297,102	$356,958
Less: imputed interest	(23,807)	(31,622)
Present value of operating lease liabilities	273,295	325,336
Less: current portion	(171,306)	(184,436)
Long-term operating lease liabilities	$101,989	$140,900

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	March 31, 2020	December 31, 2019

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $500 and $191 at March 31, 2020 and December 31, 2019, respectively. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. At the time of extension, NeuCourt paid the Company $2,496 of interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$25,500	$25,191

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $3,578 and $2,930 at March 31, 2020 and December 31, 2019, respectively. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	53,578	52,930

Total convertible notes receivable	79,078	78,121

Less current portion	(53,578)	(52,930)

Long term portion	$25,500	$25,191

* The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 94,400 Conversion Shares and the October 31, 2018 Note would convert into 198,346 Conversion Shares at March 31, 2020. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

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

The latest addendum, Addendum VIII, was effective as of March 4, 2019. Addendum II through Addendum VIII increased the aggregate principal face amount of the working capital note to $990,000 and increased the monthly payments on the working capital note to $10,239 per month beginning March 15, 2019. G Farma has not made scheduled payments on the notes receivable since February 19, 2019.

On September 6, 2018, as a result of an Equity Purchase and Issuance Agreement, certain entities were obligated to deliver to Mentor equity interests equal to 3.75% of G Farma and its affiliates’ (“G Farma Equity Entities”) in exchange for Mentor relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. At December 31, 2018, Mentor had estimated the fair value of the 3.75% equity interest in the G Farma Equity Entities Mentor was supposed to receive, based on then licensed operations of the G Farma Equity Entities, at $41,600. On March 4, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained from G Farma an obligation to issue an additional 0.093% interest in the G Farma Equity Entities, resulting in a total 3.843% equity interest in the G Farma Equity Entities and included the addition of Goya Ventures, LLC as a party to the Equity Purchase and Issuance Agreement. However, due to the uncertain financial position of the G Farma Entities, following the closure of its Corporate office and impoundment of certain Mentor assets leased to G Farma, described in Notes 1 and 10, the Company fully impaired its equity interests in G Farma Equity Entities and recorded a loss on investments of $41,600 in the quarter ended March 31, 2019.

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VII resulting in a required fee of $2,741 per month as of December 31, 2018. Addendum VIII increased the required consulting fee to $2,828, effective March 15, 2019; however consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. Consulting fee revenue was $0 and $8,310 for the three months ended March 31, 2020 and 2019, respectively.

As described in Note 1, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility; the Company was not informed by G Farma of this incident until March 14, 2019. The notice cited unpermitted modifications to electrical, mechanical and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the Corona Police. This event significantly impacted G Farma’s financial position and its ability to make future payments under the notes purchase agreements and the finance leases receivable, described in Note 9, due the Company. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered but we are uncertain whether this was taken by the Corona Police.

G Farma has not made scheduled payments on the notes receivable or the G Farma finance lease receivable, described in Note 9, since February 19, 2019. All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited (continued)

Our investments in G Farma notes receivable were fully impaired in the first quarter of 2019. The Company recorded an impairment loss on notes receivable of $1,045,051, in the three months ended March 31, 2019, which is included in loss on investments in the condensed consolidated statement of income. On May 28, 2019, Mentor Capital, Inc. filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G Farma, its affiliates, and the guarantors of the various G Farma agreements, see Note 20.

Notes receivable from G Farma consists of the following:

	March 31, 2020	December 31, 2019
Real estate note	$111,009	$111,009
Working capital note	934,042	934,042
Impairment recorded	(1,045,051)	(1,045,051)
Accrued interest	-	-
	$-	$-

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I did not report equipment sales revenue for either of the three months ended March 31, 2020 and 2019.

As discussed in Notes 1 and 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment leased to G Farma by Mentor Partner I under the Master Equipment Lease Agreement valued at approximately $427,804, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019 and is classified as non-performing on the consolidated balance sheets at March 31, 2020 and December 31, 2019. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment recovered by Mentor. Bad debt expense of $6,969 and $668,958 for the three months ended March 31, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the consolidated income statement.

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

On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property and, on January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. On March 5, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for $240,000, however, because a component of the equipment was reported missing, the Company refunded $17,969 to the purchasing party. The net sale proceeds of $222,031 was credited against the gross lease receivable at March 31, 2020. The remainder of repossessed equipment is classified as held for sale equipment in the condensed consolidated balance sheet at March 31, 2020 at an estimated net realizable value of $40,000. Remaining net lease payments receivable of $793,649 are fully reserved for at March 31, 2020 and we will continue to pursue collection from the G Farma Lease Entities and G Farma Lease Guarantors for collection on all amounts due that have not been recovered through the sale of assets.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 9 – Finance leases receivable (continued)

Net finance leases receivable, non-performing, consists of the following:

	March 31, 2020	December 31, 2019
Gross minimum lease payments receivable	$1,233,654	$1,455,685
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(793,649)	(786,680)
Less: transfer to assets held for sale	(40,000)	-
Finance leases receivable	-	269,000
Less current portion	-	(269,000)
Long term portion	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $0 and $74,889 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, all Partner II leased equipment under finance leases receivable is located in Colorado.

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

Performing net finance leases receivable consists of the following:

	March 31, 2020	December 31, 2019
Gross minimum lease payments receivable	$560,311	$587,854
Accrued interest	2,385	2,463
Less: unearned interest	(134,435)	(145,445)
Finance leases receivable	428,261	444,872
Less current portion	(63,804)	(62,145)
Long term portion	$364,457	$382,727

Interest income recognized from Partner I finance leases for the three months ended March 31, 2020 and 2019, was $0 and $23,811, respectively.

Interest income recognized from Partner II finance leases for the three months ended March 31, 2020 and 2019, was $12,539 and $13,079, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 9 – Finance leases receivable (continued)

At March 31, 2020, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending March 31,	Total
2021	$63,804
2022	70,896
2023	78,776
2024	87,532
2025	97,161
Thereafter	30,092
$428,261

Note 10 - Contractual interests in legal recoveries

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

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California, a portion of which was one of the three ways in which the purchase price could be paid for the purchase of shares of Mentor Common Stock, was dismissed on April 12, 2018 and has no value. In the quarter ended March 31, 2019, the $600,002 contractual interest in G Farma’s legal recovery intended as consideration for payment of the shares of Company’s Common Stock was fully impaired due to the events discussed in Notes 1, 8, and 9, where the City of Corona Building Department closed access to G Farma’s corporate location and the Corona Police impounded certain G Farma assets. These events significantly impacted G Farma’s financial position and its ability to make payments under the notes receivable which negatively impacts option (ii) for the payment of the purchase price for the shares of Company’s Common Stock. Currently G Farma does not have an agreement to offer G Farma securities to other persons under purchase price payment option (iii), and any such securities would, at this point, likely have no value. G Farma defaulted on payment of the promissory notes leaving the Company with no means of collecting on the final alternative source of payment for the shares of common stock. On October 3, 2019, the Company rescinded the sale of an aggregate of 288,890 shares of its Common Stock to G Farma, issued at an aggregate purchase price of $600,002, due to a complete failure of consideration. The Company recognized the rescission of the Common Stock at par value on December 31, 2019. On March 6, 2020, the 288,890 shares of Common Stock were cancelled and returned to unissued shares by the Company’s stock transfer agent.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 10 - Contractual interests in legal recoveries (continued)

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of March 31, 2020 and December 31, 2019, Mentor invested an additional $96,716 and $46,195, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional nine percent (9%) and four percent (4%), respectively, of the Recovery. At March 31, 2020 and December 31, 2019, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at our cost of $196,912 and $146,195, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at March 31, 2020 and December 31, 2019. Subsequent to quarter-end, on April 30, 2020, $15,383 of Mentor’s funds were returned to the Company which decreased the additional consideration to $81,547 and decreased the amount of the Recovery to which Mentor is entitled to eighteen percent (18%), see Note 22.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 11 - Concentration of credit risk

The Company had a significant portion of its assets invested in G Farma entities, which assets have now been impaired. These investments included the notes receivable and the intended 3.843% equity in G Farma Equity Entities described in Note 8, and the finance leases receivable described in Note 9. After the bad debt reserve described in Note 9 and the asset impairments described in Notes 8, 9, and 10, these assets represent 0% and 5% of the consolidated total assets of the Company at March 31, 2020 and December 31, 2019, respectively.

The Company closely monitors each investment based on known and inherent risks in our investments which include financial results, satisfying scheduled payments and compliance with financial covenants, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

The events described in Notes 1, 8, 9, and 10, led the Company to record a bad debt reserve against finance leases receivable of $793,649 and $786,680 at March 31, 2020 and December 31, 2019, respectively. Bad debt expense related to the finance leases receivable of $6,969 and $668,958, respectively, is included in selling, general and administrative expenses in the condensed consolidated income statements for the three months ended March 31, 2020 and 2019, respectively.

These same events, led the Company to fully impair G Farma notes receivable of $1,045,051, fully impair the $600,002 contractual interest in G Farma’s legal recovery, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600 as of March 31, 2020 and December 31, 2019. On October 3, 2019, the Company rescinded the sale of an aggregate of 288,890 shares of its Common Stock to G Farma, due to complete failure of consideration, see Note 10. Impairments related to the G Farma investments of $0 and $1,639,558 are included in Gain (loss) in investments in the condensed consolidated income statements for the three month periods ended March 31, 2020 and 2019, respectively.

For G Farma notes receivable, we will continue to pursue collection from G Farma, its affiliates, and the guarantors of the various G Farma note purchase agreements, see Note 8. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, from the G Farma Lease Entities and G Farma Lease Guarantors, see Note 9.

Note 12 – Investments and fair value

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 12 – Investments and fair value (continued)

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

				Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Total gains or losses
Included in earnings (or changes in net assets)	(76,395)	-	(600,002)	-	(41,600)

Purchases, issuances, sales, and settlements
Purchases	-	-	146,195	-	-
Issuances	-	-	-	-	-
Sales	(286,190)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2019	-	-	346,195	5,669	204,028

Total gains or losses
Included in earnings (or changes in net assets)	(5,037)	-	-	(5,169)	-

Purchases, issuances, sales, and settlements
Purchases	38,115	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at March 31, 2020
	$33,078	$-	$396,912	$500	$204,028

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at March 31, 2020 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE listed company stock	$38,115	$-	$(5,037)	$33,078

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 12 – Investments and fair value (continued)

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net gains and losses recognized during the period on equity securities	$(5,037)	$71,930

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	69,403

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(5,037)	$2,527

Note 13 - Common stock warrants

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through March 31, 2020 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of March 31, 2020 and December 31, 2019, the weighted average contractual life for all Mentor warrants was 18.3 years and 18.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 13 - Common stock warrants (continued)

During the three months ended March 31, 2020 and 2019, there were no warrants exercised and there were no warrants issued. The intrinsic value of outstanding warrants at March 31, 2020 and December 31, 2019 was $0 and $875, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2020	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2020	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the three months ended March 31, 2020 and 2019, no warrants were redeemed.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 14 - Warrant redemption liability

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2020 and December 31, 2019.

Note 15 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of March 31, 2020 and December 31, 2019, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

March 31, 2020 and 2019

Note 15 - Stockholders’ equity (continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at March 31, 2020 and December 31, 2019 include this interest. The Core Q Holdings Asset Value at March 31, 2020 and December 31, 2019 was $14,977 and $14,621 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.095 and $0.13, respectively, into an aggregate of 1,734,247 and 1,237,166 shares of the Company’s Common Stock, respectively. Because there were net losses for the three month periods ended March 31, 2020 and 2019, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 16 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
12 months ending March 31,	Finance leases	Operating leases
2021	$57,895	$171,306
2022	62,893	96,028
2023	66,125	5,961
2024	25,030	-
2025	11,968	-
Total	223,911	273,295
Less: Current maturities	57,895	171,306
Long-term liability	$166,016	$101,989

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 17 - Long term debt

Long term debt

Long term debt at March 31, 2020 and December 31, 2019 consists of the following:

	March 31, 2020	December 31, 2019

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	$17,656	$24,017

Total notes payable	17,656	24,017

Less: Current maturities	17,656	24,017

Long-term debt	$-	$-

Note 18 - Accrued salary, accrued retirement and incentive fee - related party

As of March 31, 2020 and December 31, 2019, the Company had an outstanding liability to its CEO as follows:

	March 31, 2020	December 31, 2019
Accrued salaries and benefits	$834,129	$829,231
Accrued retirement and other benefits	543,026	540,860
Offset by shareholder advance	(261,653)	(261,653)
	$1,115,502	$1,108,438

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2020 and 2019, the incentive fee expense was $0 and $0, respectively.

Note 19 – Related party transactions

WCI received a short term loan from an officer of WCI in December 2018. The loan did not originally bear interest and the balance reported on the condensed consolidated balance sheet as a related party payable, at March 31, 2020 and December 31, 2019, was $0 and $27,472, respectively. Due to the length of time the loan was outstanding, interest of $2,065 (6%) was paid with the final balance due on January 23, 2020.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 20 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 10, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. Due to uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Notes 8, 9 and 10.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. On March 5, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for $240,000, however, because a component of the equipment was reported missing by the purchaser, the Company refunded $17,969 to the purchasing party. The net sale proceeds of $222,031 was credited against the gross lease receivable at March 31, 2020. The remainder of repossessed equipment is classified as held for sale equipment in the condensed consolidated balance sheet at March 31, 2020 at an estimated net realizable value of $40,000.

For G Farma notes receivable we will continue to pursue collection from G Farma, its affiliates, and the guarantors of the various G Farma note purchase agreements, see Note 8. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, from the G Farma Lease Entities and G Farma Lease Guarantors, see Note 9.

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019 denying each and every allegation of the Cross-Complaint and intends to vigorously defend itself in this matter.

Note 21 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the fair value of convertible notes receivable and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, the operation of subsidiaries in the cannabis and medical marijuana sector, and in 2019, included the fair value of cannabis stock securities investments, and 2) the Company’s legacy investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had a certain small cancer-related legacy investment until March 2018, a small investment in General Dynamics Corp. (NYSE: GD), an aerospace and defense corporation, and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended March 31, 2020
Net revenue	$12,538	$1,136,924	$-	$1,149,462
Operating income (loss)	(8,905)	34,176	(261,994)	(236,723)
Interest income	980	-	18,423	19,403
Interest expense	-	8,471	(1,134)	7,337
Property additions	-	3,329	-	3,329
Depreciation and amortization	-	2,640	1,202	3,842

Three months ended March 31, 2019
Net revenue	$120,089	$955,906	$-	$1,075,995
Operating income (loss)	(606,697)	17,179	(266,726)	(856,244)
Interest income	20,679	3	21,898	42,580
Interest expense	-	5,657	(1,134)	4,523
Property additions	-	8,159	-	8,159
Depreciation and amortization	-	2,653	2,932	5,585

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 21 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2020	2019
Operating loss	$(236,723)	$(856,244)
Interest income	19,403	42,580
Gain (loss) on investments	(10,206)	(1,569,881)
Interest expense	(7,337)	(4,523)
Other income	12,084	-

Income (loss) before income taxes	$(222,779)	$(2,388,068)

Note 22 – Subsequent events

On April 23, 2020, Mentor received a Paycheck Protection Program loan of $76,500 from the U.S. Small Business Administration (“SBA”) which matures April 22, 2022. Mentor may apply to the SBA for forgiveness of the amount due on the loan in an amount equal to the sum of the following costs incurred by Mentor during the 8-week period beginning on the date of first disbursement of the loan, April 24, 2020: a) payroll costs; b) any payment of interest on a covered mortgage obligation; c) any payment on a covered rent obligation; and d) any covered utility payment. The amount of loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. Loan interest is one percent (1%) per annum, with monthly principal and interest payments of $4,305 beginning November 1, 2020.

On April 30, 2020, $15,383 of Mentor’s funds invested in Electrum Partners, LLC, used a legal retainer in its ongoing litigation, described in Note 10, was returned which decreased Mentor’s additional investment in the legal recovery to $81,547.

On May 5, 2020, the United States patent was issued for MCIP’s interest in the patent application for THC and CBD vape pens for various THC and CBD percentage ranges and concentrations, as discussed in Note 1.

On May 6, 2020, WCI received a Paycheck Protection Program loan of $383,342 from the SBA which matures May 5, 2022. WCI may apply to the SBA for forgiveness of the amount for costs incurred by WCI during the 8-week period beginning on the date of first disbursement of the loan, May 7, 2020. Loan interest is one percent (1%) per annum, with monthly principal and interest payments of $21,579 beginning December 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and 2019 and our Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR. Due to market fluctuations, the Company’s market capitalization has been below $5 million for more than 30 consecutive calendar days resulting in the Company’s move to the OTCQB on and after May 1, 2020.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a legacy investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity investment in Electrum is reported in the consolidated balance sheets as an investment at cost of $194,028 and $194,028 at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Company had approximately 4.70% and 4.70% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 10 to the attached financial statements, as of March 31, 2020 and December 31, 2019, Mentor has provided $196,912 and $146,195, respectively, in capital for payment of Litigation costs. Subsequent to quarter-end, on April 30, 2020, $15,383 of Mentor’s funds were returned. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See note 10 to the consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 and 2018 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at March 31, 2020 and December 31, 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020 the United States patent was issued. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application.

NeuCourt, Inc.

NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended on November 7, 2019 to extend the maturity date to November 22, 2021. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019 was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5% and matures October 31, 2020. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.2% of the issued and outstanding NeuCourt shares at March 31, 2020.

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

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $771,970 and $765,001 at March 31, 2020 and December 31, 2019, respectively, due to circumstances further described in footnote 9 to the condensed consolidated financial statements.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended, see Note 9 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9 to the consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner III had no activity from inception through March 31, 2020.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner IV had no activity from inception through March 31, 2020.

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately 13 months of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Revenues

Revenue for the three months ended March 31, 2020 was $1,149,463 compared to $1,075,995 for the three months ended March 31, 2019 (“the prior year period”), an increase of $73,468 or 6.8%. This increase is due to an increase in WCI service fees of $181,018, partially offset by a decrease of ($74,889) in lease equipment sales, a decrease of ($24,351) in finance lease revenue, and a decrease of ($24,351) in consulting revenue in the current period as compared to the prior year period. There was no lease equipment sales or consulting revenue in the three months ended March 31, 2020.

Gross profit

Gross profit for the three months ended March 31, 2020 was $385,103 compared to $370,374 for the prior year period. Cost of goods sold relate primarily to WCI and also to Partner I and Partner II in the prior year period. WCI experienced gross profit of $372,564 or 32.8% of revenue for the three months ended March 31, 2020 compared to $307,894 or 32.2% for the prior year period, an increase of $64,670 with an increase of 0.6% as a percentage of revenue. Partner I had no gross profit for the three months ended March 31, 2020 as compared to $23,811 of gross profit in the prior year period. Partner II had gross profit of $12,539 for the three months ended March 31, 2020 as compared to $30,361 in the prior year period. Mentor had no gross profit for the three months ended March 31, 2020 as compared to $8,308 in the prior year period.

The increase in WCI gross profit percentage was due to an decrease in salary and related costs of 0.2%, a decrease in vehicle costs of 1.8%, and a decrease in other costs of goods sold of 0.7%, partially offset by an increase in fuel costs of fuel costs of (0.2%) and an increase in disposal costs of (1.9%), as a percent of WCI revenue over the prior year period.

The decrease in Partner I gross profit is due to the fact Partner I leases receivable from G Farma were moved to a non-performing classification and a non-accrual status due to financial difficulties experienced by G Farma, as discussed in Footnotes 1 and 9 to the condensed consolidated financial statements. Partner I had $0 of finance revenue in the quarter ended March 31, 2020 compared to $23,811 in the prior year period.

Partner II did not have any equipment sales in the quarter ended March 31, 2020, compared $17,282 of gross profit on equipment sales of $74,889, recognized in the prior year period. In addition, Partner II finance lease revenue decreased by ($540) in the three months ended March 31, 2020, compared to the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2020 was $621,825 compared to $1,226,618 for the prior year period, a decrease of ($604,793). We experienced a decrease of ($646,889) in bad debt expense and a decrease of ($40,718) in other selling, general and administrative expenses, partially offset by a $10,000 increase in management fees, a $8,292 increase in professional fees, and a $22,426 increase in salaries and related costs in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $13,945 for the three months ended March 31, 2020 compared to ($1,531,824) for the prior year period, an increase of $1,545,769. We experienced an increase of $1,559,675 due to loss on investment of ($10,206) in the current year period as compared to a loss in prior year period of ($1,569,881), and we experienced an increase of $12,085 in other income, partially offset by a decrease of ($23,177) in interest income, and ($2,814) is due to an increase in interest expense as compared to the prior year period.

Net results

The net result for the three months ended March 31, 2020 was net loss attributable to Mentor of ($247,768) or ($0.011) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($2,406,595) or ($0.104) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in larger companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2020 we had cash and cash equivalents of $707,868 and a working capital of $905,872.

Operating cash outflows in the three months ended March 31, 2020 were ($74,826), including ($233,957) of net loss, less non-cash amortization of discount on our investment in account receivable of ($18,345), a decrease in accrued interest income of ($957), partially offset by non-cash depreciation and amortization of $3,842, non-cash amortization on right of use assets of $17,199, non-cash bad debt expense of $22,069, a $5,037 unrealized loss on investment in securities, a $5,169 unrealized loss on long-term investments, a $75,828 decrease in operating assets, and a $49,289 increase in operating liabilities.

Cash inflows from investing activities in the three months ended March 31, 2020 were $140,877 due to $238,642 proceeds from finance leases receivable, and $4,000 proceeds received on investment in accounts receivable, partially offset by ($38,115) investment in securities, ($50,717) purchase of contractual interest in legal recovery, ($3,329) purchase of property and equipment, and ($9,604) down payments on right of use assets.

Net outflows from financing activities during the three months ended March 31, 2020 were ($44,794) consisting of ($27,472) of payments on related party payable, ($6,361) of payments on long-term debt, and ($10,961) of payments on finance lease liabilities. We will be required to raise additional funds through financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

For the three months ended March 31, 2020, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2019. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 6, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary judgment seeking judgment on the first eleven causes of action for breach of contract under its complaint, as amended. Due to the COVID-19 pandemic, the San Mateo County Superior Court has been closed and hearing dates have been continued for several months. Currently, the hearing on the motion for summary judgment is set for June 10, 2020, but it may be continued to a future date.

The Company plans to vigorously pursue the litigation.

On October 11, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for writ of possession seeking return of the equipment leased under the Master Equipment Lease and a preliminary injunction preventing Defendants from transferring, selling, or otherwise refusing to return such equipment. On January 22, 2020, the Superior Court of California in the County of Marin issued an order granting the Company’s motion for writ of possession and preliminary injunction prohibiting the defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control. On March 5, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for $240,000, however, because a component of the equipment was reported missing by the purchasing party, the Company refunded $17,969 to the purchasing party. The remainder of repossessed equipment is classified as held for sale equipment in the condensed consolidated balance sheet at March 31, 2020 at an estimated net realizable value of $40,000.

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

Management voluntarily transitioned to a fully reporting company and spends considerable time meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 25 years, and only five years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management has not been required to prepare and make such required disclosures. As a reporting company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to Mentor’s officers; limited reporting experience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of March 31, 2020, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.10. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At March 31, 2020, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions the three months ended March 31, 2020, and there were no warrant redemptions in 2019.

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

We do not manufacture or sell products or services. Rather, we try to find businesses whose products, managers, technology or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential acquisitions or that our partners will be able to navigate the maze of laws that may affect them. To date, several of our acquisitions/investments have not turned out well for us.

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

Many of the people and entities with whom we engage may not be used to operating in business transactions in the normal course. Entities and persons operating in the cannabis industry may be unaccustomed to entering into written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced these differences with several different entities in which we have invested or considered investing in, including several entities which failed to comply with contractual obligations, which led us into litigation and other legal remedies.

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

A failure to obtain financing could prevent us from executing our business plan

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 13 months. It is possible that if future financing is not obtained, we will not be able to execute our plans. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more pre-IPO businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We, and our partners and subsidiaries intend to rely on patent protection, trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our, and our affiliates’ and partners’, products and services or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our, and our affiliates’ and partners’ proprietary rights may not be adequate, and third parties may infringe or misappropriate our, and our affiliates’ and partners’ patents, copyrights, trademarks, and similar proprietary rights. If we, or our affiliates and partners, fail to protect intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that neither we nor our affiliates and partners infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 21.13% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of May 4, 2020, Mr. Billingsley owned approximately 14.52% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 21.13% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996; our Common Stock began trading on the Over The Counter Pink Sheets on March 12, 1997. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware.

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

On October 3, 2019, the Company rescinded the sale and on March 6, 2020, cancelled the issuance of 222,223 shares of its Common Stock due to a complete failure of consideration, see notes 11 and 25.

On April 28, 2017, Mentor sold 66,667 shares of its unregistered Common Stock in a private placement for $100,000.

On October 3, 2019, the Company rescinded the sale and on March 6, 2020, cancelled the issuance of 66,667 shares of its Common Stock due to a complete failure of consideration, see notes 11 and 25.

On May 30, 2018, Mentor sold 11 shares of its unregistered Series Q Preferred Stock in a private placement for $110,000.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Each of these sales of shares of Common Stock was made in reliance on Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

Proceeds of $600,002 were to be used to invest in a right to recover proceeds from a civil action further described in note 20 to the condensed consolidated financial statements.

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

Mentor Capital, Inc.

Date: May 13, 2020	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 13, 2020	By:	/s/ Lori Stansfield
Lori Stansfield, Chief Financial Officer