Form 10-Q
period 2020-06-30
Mentor Capital, Inc.
filed 2020-08-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At August 4, 2020, there were 22,850,947 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For example, statements in this Form 10-Q regarding potential future impact of COVID-19 on the Company’s business and results of operations are forword-looking statements. Moreover, our investments in the cannabis-related industry or other industries we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$938,764	$686,611
Investment in securities, at fair value	37,365	-
Accounts receivable, net	501,803	521,605
Net finance leases receivable, current portion	65,508	62,145
Net finance leases receivable-non-performing	-	269,000
Investment in accounts receivable, current portion, net of discount	117,000	4,000
Convertible notes receivable, current portion	54,233	52,930
Prepaid expenses and other current assets	30,262	59,065
Employee advances and other receivable	2,525	4,421

Total current assets	1,747,460	1,659,777

Property and equipment
Property and equipment	169,756	153,163
Accumulated depreciation and amortization	(125,580)	(121,542)

Property and equipment, net	44,176	31,621

Other assets
Operating lease right-of-use assets	219,334	324,408
Finance lease right-of-use assets	228,649	169,692
Investment in account receivable, net of discount and current portion	302,729	381,512
Net finance leases receivable, net of current portion	345,627	382,727
Convertible notes receivable, net of current portion	25,812	25,191
Contractual interest in legal recovery	381,529	346,195
Deposits	9,575	9,575
Long term investments	204,528	209,697
Goodwill	1,426,182	1,426,182

Total other assets	3,143,965	3,275,179

Total assets	$4,935,601	$4,966,577

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	June 30,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$29,304	$74,120
Accrued expenses	247,293	217,764
Related party payable	-	27,472
Deferred revenue	19,436	22,653
Paycheck protection program loans, current portion	181,530	-
Finance lease liability, current portion	58,942	41,675
Operating lease liability, current portion	161,441	184,436
Term loan	11,151	24,017

Total current liabilities	709,097	592,137

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,127,043	1,108,438
Paycheck protection program loans, net of current portion	279,017	-
Finance lease liability, net of current portion	150,800	112,418
Operating lease liability, net of current portion	65,367	140,900

Total long-term liabilities	1,622,227	1,361,756

Total liabilities	2,331,324	1,953,893

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 shares issued and outstanding
at June 30, 2020 and December 31, 2019 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,850,947 and 22,850,947 shares issued
and outstanding at June 30, 2020 and December 31, 2019	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,307,161)	(9,875,206)
Non-controlling interest	(162,502)	(186,050)

Total shareholders' equity	2,604,277	3,012,684

Total liabilities and shareholders' equity	$4,935,601	$4,966,577

* Par value is less than $0.01.

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Service fees	$1,146,839	$1,017,587	$2,283,763	$1,973,493
Lease equipment sales	-	-	-	74,889
Finance lease revenue	12,028	12,162	24,567	49,053
Consulting revenue	-	-	-	8,310

Total revenue	1,158,867	1,029,749	2,308,330	2,105,745

Cost of sales	790,670	728,590	1,563,407	1,445,866

Gross profit	368,197	301,159	744,923	659,879

Selling, general and administrative expenses	573,072	587,497	1,186,522	1,802,459

Operating income (loss)	(204,875)	(286,338)	(441,599)	(1,142,580)

Other income and (expense)
Gain (loss) on investments	4,288	(132,088)	(5,919)	(1,701,969)
Interest income	21,133	22,884	40,537	65,464
Interest expense	(6,846)	(5,851)	(14,184)	(10,375)
Gain on equipment disposal	-	1,500	-	1,500
Economic Injury Disaster Loan advance	10,000	-	10,000	-
Other income (expense)	4,272	11,340	16,358	11,340

Total other income and (expense)	32,847	(102,215)	46,792	(1,634,040)

Income (loss) before provision for income taxes	(172,028)	(388,553)	(394,807)	(2,776,620)

Provision for income taxes	2,422	850	13,600	17,650

Net income (loss)	(174,450)	(389,403)	(408,407)	(2,794,270)

Gain (loss) attributable to non-controlling interest	9,735	18,872	23,548	20,600

Net income (loss) attributable to Mentor	$(184,185)	$(408,275)	$(431,955)	$(2,814,870)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.008)	$(0.018)	$(0.019)	$(0.122)

Weighted average number of shares of Mentor
common stock outstanding:
Basic and diluted*	22,850,947	23,139,837	22,850,947	23,139,837

* The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2020 and 2019

	Controlling Interest
	Preferred stock		Common stock
					Additional	Accumulated		Non- controlling
		$0.0001		$0.0001	paid in	equity		equity
	Shares	par*	Shares	par*	capital	(deficit)	Total	(deficit)	Totals
Balances at
March 31, 2020	11	-	22,850,947	$ 2,285	$ 13,071,655	$ (10,122,976)	$ 2,950,964	$ (172,237)	$ 2,778,727

Net income (loss)	-	-	-	-	-	(184,185)	(184,185)	9,735	(174,450)

Balance at
June 30, 2020	11	$ -	22,850,947	$ 2,285	$ 13,071,655	$ (10,307,161)	$ 2,766,779	$ (162,502)	$ 2,604,277

Balance at
March 31, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (8,844,911)	$ 4,229,029	$ (202,580)	$ 4,026,449

Net income (loss)	-	-	-	-	-	(408,275)	(408,275)	18,872	(389,403)

Balances at
June 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (9,253,186)	$ 3,820,754	$ (183,708)	$ 3,637,046

*Par value of series Q preferred shares is less than $1.

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2020 and 2019

	Controlling Interest
	Preferred stock		Common stock
					Additional	Accumulated		Non- controlling
		$0.0001		$0.00	paid in	equity		equity
	Shares	par*	Shares	par	capital	(deficit)	Total	(deficit)	Totals
Balances at
December 31, 2019	11	-	22,850,947	$ 2,285	$ 13,071,655	$ (9,875,206)	$ 3,198,734	$ (186,050)	$ 3,012,684

Net income (loss)	-	-	-	-	-	(431,955)	(431,955)	23,548	(408,407)

Balance at
June 30, 2020	11	$ -	22,850,947	$ 2,285	$ 13,071,655	$ (10,307,161)	$ 2,766,779	$ (162,502)	$ 2,604,277

Balance at
December 31, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (6,438,316)	$ 6,635,624	$ (201,784)	$ 6,433,840

Non-controlling
Distribution	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(2,814,870)	(2,814,870)	20,600	(2,794,270)

Balances at
June 30, 2019	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (9,253,186)	$ 3,820,754	$ (183,708)	$ 3,637,046

*Par value of series Q preferred shares is less than $1.

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(408,407)	$(2,794,270)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	8,939	11,170
Non-cash amortization of right of use asset	37,973	14,624
(Gain) loss on equipment disposal	-	(1,500)
Bad debt expense	29,893	740,484
Amortization of discount on investment in account receivable	(38,217)	(39,997)
Increase in accrued investment interest income	(1,924)	(8,579)
(Gain) loss on investment in securities, at fair value	750	10,890
(Gain) loss on long-term investments	5,169	-
Impairment on G Farma notes receivable and investments	-	1,688,825
Decrease (increase) in operating assets
Accounts receivable - trade	9,428	(22,914)
Prepaid expenses and other current assets	28,803	20,077
Employee advances	1,896	(6,299)
Increase (decrease) in operating liabilities
Accounts payable	(44,816)	(32,610)
Accrued expenses	29,529	(107,529)
Deferred revenue	(3,217)	-
Accrued salary, retirement, and benefits - related party	18,605	30,528

Net cash provided by (used by) operating activities	(325,596)	(497,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(38,115)
Proceeds from sale of investment securities	-	249,222
Cash advanced on notes receivable	-	(31,000)
Proceeds from notes receivable	-	7,298
Deposits on equipment to be leased	-	(18,153)
Investment in direct financing leases	-	(94,786)
Proceeds from finance lease receivable	283,218	78,420
Purchase contractual interest in legal recovery	(35,334)	(100,000)
Purchases of property and equipment	(21,754)	(8,158)
Proceeds from sale of property and equipment	260	1,500
Down payments on right of use assets	(9,604)	(16,768)
Proceeds from investment in receivable	4,000	117,000

Net cash provided by (used by) investing activities	182,671	184,575

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months Ended
	Ended June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loans	460,547	-
Payments on related party payable	(27,472)	(5,963)
Payments on long-term debt	(12,866)	(29,561)
Payments on finance lease liability	(25,131)	(10,143)
Non-controlling interest distribution	-	(2,524)

Net cash provided by (used by) financing activities	395,078	(48,191)

Net change in cash	252,153	(360,716)
Beginning cash	686,611	1,470,574
Ending cash	$938,764	$1,109,858

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$14,184	$10,440
Cash paid for income taxes	$7,680	$15,070

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$483,937
Right of use assets acquired through finance lease liability	$80,779	$144,516

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

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

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long standing investment that was first invested into in 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at June 30, 2020 and December 31, 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020, the United States patent was issued. On March 23, 2020, MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. Mentor, doing business as GlauCanna, will hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn will hold the remaining 20%.

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 and $194,028 at June 30, 2020 and December 31, 2019. On January 28, 2019, as part of a Second Capital Agreement between Mentor and Electrum (described in Note 10), Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of anything of value received by Electrum as a result of the pending litigation in British Columbia (see below).

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 1 - Nature of operations (continued)

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $784,520 and $765,001 at June 30, 2020 and December 31, 2019, respectively, due to circumstances further described in Note 9.

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

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 10, Mentor provided capital for payment of Litigation costs in the amount of $181,529 and $146,195 as of June 30, 2020 and December 31, 2019, respectively. On April 30, 2020, $15,383 of Mentor’s funds were returned to Mentor from the attorney representing Electrum. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.2% of NeuCourt’s issued and outstanding common stock.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for closure.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 1 - Nature of operations (continued)

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will recover amounts due us. Based on our analysis of current conditions, we recorded a bad debt allowance of $765,001 on the finance lease receivable, as of December 31, 2019, and increased the allowance by $19,519 for the six months ended June 30, 2020, see Note 9. In January 2020, the Company repossessed leased equipment under G Farma’s control and in March 2020, the Company sold equipment with a cost of $495,967 to the highest offeror for $240,000, however, because a component of the equipment was reported missing, the Company refunded $17,969 to the purchasing party. In June 2020, all remaining equipment repossessed from G Farma, with an original cost of $126,703, was sold for net proceeds of $27,459, after shipping and delivery costs.

At December 31, 2019, we fully impaired G Farma notes receivable of $1,045,051, accrued interest of $28,680, and our investment in the G Farma contractual interest in legal recovery of $600,002. The Company’s equity investment in G Farma Entities, previously valued at $41,600, was also impaired and reduced to $0, at December 31, 2019, see Notes 8 and 10.

The Company’s sale of 288,890 shares of its Common Stock to G Farma in exchange for investment in the G Farma contractual interest in legal recovery was rescinded on October 3, 2019 due to a complete failure of consideration. The Company recognized the rescission of the Common Stock at par value on December 31, 2019. On March 6, 2020, the 288,890 shares of Common Stock were cancelled and returned to unissued shares by the Company’s stock transfer agent.

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 8, 9, and 10, in the Superior Court of California in the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold as of June 30, 2020, see Note 9.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the six month period ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020. These financial statements should be read in conjunction with that report.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,307,161 as of June 30, 2020. The Company also continues to experience negative cash flows from operations. The Company’s operating results in 2019 were significantly impacted by G Farma’s default on the notes receivable, failure of consideration related to G Farma’s purchase of shares of Common Stock, and loss of value of the equity interest in G Farma Equity Entities, described in Note 8 to the condensed consolidated financial statements, resulting in full impairment of these investments in the aggregate amount of $1,686,653. In addition, in 2019, the Company recorded a bad debt reserve on the G Farma equipment leases receivable of $765,001 and recorded an additional bad debt reserve of $19,519 for the six months ended June 30, 2020, see Note 9.

The Company management believes it is more likely than not that Electrum will prevail in the legal action described in Note 10 to the consolidated financial statements, in which the Company has an interest. However, there is no surety that Electrum will prevail in its legal action or that we will be able to recover our funds and our percentage of the Litigation Recovery if Electrum does prevail.

The Company will be required to raise additional capital to fund its operations and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has approximately 6.2 million warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

Management's plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding these activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, our legal recovery efforts may be hindered due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively.

Public health efforts to mitigate the impact of COVID-19 include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions could impact WCI’s client businesses’ ability and speed of collecting their tenant rent payments. We do not expect this to significantly reduce demand for WCI services because WCI helps lower monthly service costs paid by its client properties. However, WCI’s clients will likely experience a delay in collecting rent from tenants, which in turn is expected to cause slower payments to WCI and possible discontinued service and uncollectible accounts receivable. WCI revenue in six months ended June 30, 2020 increased by 15.7%, as compared to the same period in 2019 and any impact of COVID-19 for the first half of 2020 is estimated to be immaterial. We will closely monitor our customer accounts and continue to assess the impact on collection of accounts receivable as we collect more information.

According to the Critical Infrastructure Standards released by the Cybersecurity and Infrastructure Security Agency on March 18, 2020, “Financial Services Sector” businesses, like Mentor, are considered “essential businesses.” Because of the financial nature of Mentor’s operations, which consist of oversight of our portfolio companies, accounting, compliance, investor relations, and sales, Mentor’s day to day operations are not substantially hindered by remote office work or telework.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 10 months. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of COVID-19 and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

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

Recent Accounting Standards (continued)

Newly Issued Not Yet Effective Accounting Standards

Credit Losses - Measurement of Credit Losses on Financial Instruments – Issued in June 2016, ASU 2016-13, “Financial Instruments - Credit Losses Measurement of Credit Losses on Financial Instruments,” replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its revised effective date for our fiscal year beginning after December 15, 2022, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

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

Debt with Conversion and Other Options, and Derivatives and Hedging on Contracts in an Entity’s Own Equity – Issued in August 2020, ASU 2020-06, “Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the EPS calculation in certain areas. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years; this ASU allows for early adoption at the beginning of the fiscal year. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2020 and December 31, 2019, the Company has recorded an allowance in the amount of $53,866 and $38,984, respectively.

The Company has two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $5,045 and $3,121 at June 30, 2020 and December 31, 2019, as presented in Note 7. The notes bear 5% interest. One $25,000 principal face amount note, which matured November 22, 2019, was extended to November 22, 2021. A second $50,000 principal face amount note matures on October 31, 2020. No payments are required prior to maturity, however, at the time the $25,000 note was extended, accrued interest through November 4, 2019 was paid to Mentor. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into an aggregate of 296,329 and 289,207 Conversion Shares at June 30, 2020 and December 31, 2019, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal of each note, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the dispute resolution industry.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

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

Finance leases receivable (continued)

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9, impairment of the finance lease receivable from G Farma was $803,399 and $786,680 at June 30, 2020 and December 31, 2019, respectively, based on Management’s estimate of amounts we expect to recover. The June 30, 2020 impairment represents full impairment of the finance lease receivable from G Farma after applying proceeds from the sale of all recovered assets. The Company will continue to pursue collection for the lease payments remaining from the G Farma Lease Entities and G Farma Lease Guarantors.

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

On May 28, 2019, the Company and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 10, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time, see Note 20. On January 31, 2020, following grant of the Company’s request for a writ of possession, all remaining equipment leased by Mentor Partner I to G Farma, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control, See Note 9. In June 2020, all remaining repossessed equipment was sold by the Company.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2020 and December 31, 2019.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of June 30, 2020 and December 31, 2019, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at June 30, 2020 and December 31, 2019, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and six months ended June 30, 2020 and 2019 and is not included in calculating the diluted weighted average number of shares outstanding.

Paycheck Protection Program loans

The Company has recorded Paycheck Protection Program (“PPP”) loans as a liability in accordance with FASB ASC 470, “Debt” and has accrued interest through June 30, 2020. Proceeds from the loans will remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the Company has been legally released, or (2) the Company pays off the loan. If the loan is, in part or wholly, forgiven the liability will be reduced and a gain on the extinguishment will be recognized. See Note 17.

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid health insurance	$5,240	$5,867
Other prepaid costs	25,022	53,198
	$30,262	$59,065

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The investment in account receivable is supported by an exchange agreement and consisted of the following:

	June 30, 2020	December 31, 2019
Face value	$702,000	$706,000
Unamortized discount	(282,271)	(320,488)
Net balance	419,729	385,512
Current portion	(117,000)	(4,000)
Long term portion	$302,729	$381,512

For the three months ended June 30, 2020 and 2019, $19,872 and $19,999 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2020 and 2019, $38,217 and $39,997 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	June 30, 2020	December 31, 2019
Computers	$37,122	$37,271
Furniture and fixtures	22,075	22,075
Machinery and vehicles	110,559	93,817
	169,756	153,163
Accumulated depreciation and amortization	(125,580)	(121,542)

Net Property and equipment	$44,176	$31,621

Depreciation and amortization expense was $5,097 and $218 for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense was $8,938 and $11,170 for the six months ended June 30, 2020 and 2019, respectively. Depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $296,716 and $206,332 as of June 30, 2020 and December 31, 2019, respectively. Accumulated amortization associated with finance leases was $68,067 and $36,640 as of June 30, 2020 and December 31, 2019, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 6 – Lessee Leases (continued)

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost included in cost of goods	$38,615	$34,238	$84,571	$91,095
Operating lease cost included in operating costs	13,846	14,592	28,119	28,288
Total operating lease cost (1)	52,461	48,830	112,690	119,383
Finance lease cost, included in cost of goods:
Amortization of lease assets	17,434	7,076	31,427	12,443
Interest on lease liabilities	4,475	1,890	7,969	2,150
Total finance lease cost	21,909	8,966	39,396	14,593
Short-term lease cost	8,970	8,370	17,940	16,740
Total lease cost	$83,340	$66,166	$170,026	$150,716

(1)Right of use asset amortization under operating agreements was $49,896 and $45,094 for the three months ended June 30, 2020 and 2019, respectively. Right of use asset amortization under operating agreements was $95,722 and $93,767 for the six months ended June 30, 2020 and 2019, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term – operating leases	1.30 years	1.73 years
Weighted-average remaining lease term – finance leases	3.37 years	3.25 years
Weighted-average discount rate – operating leases	10.60%	10.20%
Weighted-average discount rate – finance leases	8.60%	9.00%

Finance lease liabilities were as follows:

	June 30,	December 31,
	2020	2019
Gross finance lease liabilities	$246,723	$208,641
Less: imputed interest	(36,981)	(54,548)
Present value of finance lease liabilities	209,742	154,093
Less: current portion	(58,942)	(41,675)
Long-term finance lease liabilities	$150,800	$112,418

Operating lease liabilities were as follows:

	June 30,	December 31,
	2020	2019
Gross operating lease liabilities	$246,827	$356,958
Less: imputed interest	(20,018)	(31,622)
Present value of operating lease liabilities	226,809	325,336
Less: current portion	(161,441)	(184,436)
Long-term operating lease liabilities	$65,367	$140,900

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	June 30,	December 31,
	2020	2019

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $812 and $191 at June 30, 2020 and December 31, 2019, respectively. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. At the time of extension, NeuCourt paid the Company $2,496 of interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$25,812	$25,191

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $4,233 and $2,930 at June 30, 2020 and December 31, 2019, respectively. The note bears interest at 5% per annum and matures October 31, 2020. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	54,233	52,930

Total convertible notes receivable	80,045	78,121
Less current portion	(54,233)	(52,930)
Long term portion	$25,812	$25,191

*The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 95,555 Conversion Shares and the October 31, 2018 Note would convert into 200,774 Conversion Shares at June 30, 2020. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

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

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VIII, resulting in a required fee of $2,828, effective March 15, 2019; however consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. Consulting fee revenue was $0 and $0 for the three months ended June 30, 2020 and 2019, respectively. Consulting fee revenue was $0 and $8,310 for the six months ended June 30, 2020 and 2019, respectively.

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

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I did not report equipment sales revenue for the six month periods ended June 30, 2020 and 2019.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 9 – Finance leases receivable (continued)

Mentor Partner I (continued)

As discussed in Notes 1 and 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment leased to G Farma by Mentor Partner I under the Master Equipment Lease Agreement valued at approximately $427,804, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019 and is classified as non-performing on the consolidated balance sheets at June 30, 2020 and December 31, 2019. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment recovered by Mentor. Bad debt expense of $12,550 and $60,427 for the three months ended June 30, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the consolidated income statement. Bad debt expense of $19,519 and $729,385 for the six months ended June 30, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the consolidated income statement.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment has been applied to the G Farma lease receivable balance. Remaining net lease payments receivable from G Farma are fully reserved for at June 30, 2020. The Company has initiated an action against the G Farma Lease Entities and the G Farma Lease Guarantors in the Superior Court of California in the County of Marin seeking, among other things, damages caused by G Farma’s and its guarantors’ breaches of the various agreements. We will continue to pursue collection to the maximum extent possible from the G Farma Lease Entities and G Farma Lease Guarantors for collection on all amounts due that have not been recovered through the sale of assets.

Net finance leases receivable, non-performing, consists of the following:

	June 30,	December 31,
	2020	2019
Gross minimum lease payments receivable	$1,203,404	$1,455,685
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(786,680)
Finance leases receivable	-	269,000
Less current portion	-	(269,000)
Long term portion	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $0 and $0 for the three months ended June 30, 2020 and 2019, respectively. Partner II recorded equipment sales revenue of $0 and $74,889 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, all Partner II leased equipment under finance leases receivable is located in Colorado.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 9 – Finance leases receivable (continued)

Mentor Partner II (continued)

The Company issues a payment schedule upon inception of the lease. Revenue is recognized at the time equipment is delivered. Principal on lease payments received prior to delivery of equipment is recorded as a decrease in the finance lease receivable and interest received in advance is recorded as a liability under deferred revenue.

Performing net finance leases receivable consists of the following:

	June 30,	December 31,
	2020	2019
Gross minimum lease payments receivable	$532,767	$587,854
Accrued interest	2,196	2,463
Less: unearned interest	(123,828)	(145,445)
Finance leases receivable	411,135	444,872
Less current portion	(65,508)	(62,145)
Long term portion	$345,627	$382,727

Interest income recognized from Partner I finance leases for the three months ended June 30, 2020 and 2019, was $0 and $0, respectively. Interest income recognized from Partner I finance leases for the six months ended June 30, 2020 and 2019, was $0 and $23,811, respectively.

Interest income recognized from Partner II finance leases for the three months ended June 30, 2020 and 2019, was $12,028 and $12,162, respectively. Interest income recognized from Partner II finance leases for the six months ended June 30, 2020 and 2019, was $24,567 and $25,242, respectively.

At June 30, 2020, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending June 30,	Total
2021	$65,508
2022	72,789
2023	80,879
2024	89,869
2025	88,975
Thereafter	13,115
$411,135

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

June 30, 2020 and 2019

Note 10 - Contractual interests in legal recoveries (continued)

Interest in G FarmaLabs Limited legal recovery (continued)

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of June 30, 2020 and December 31, 2019, Mentor invested an additional $81,529 and $46,195, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional eight percent (8%) and four percent (4%), respectively, of the Recovery. At June 30, 2020 and December 31, 2019, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at our cost of $181,529 and $146,195, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at June 30, 2020 and December 31, 2019.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.

Interest in Electrum Partners, LLC legal recovery (continued)

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices (Level 1)	Quoted Prices for Identical or Similar Assets in Assets in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Total gains or losses
Included in earnings (or changes in net assets)	(76,395)	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	146,195	-	-
Issuances	-	-	-	-	-
Sales	(286,190)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2019	-	-	346,195	5,669	204,028

Total gains or losses
Included in earnings (or changes in net assets)	(750)	-	-	(5,169)	-
Purchases, issuances, sales, and settlements
Purchases	38,115	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at June 30, 2020	$37,365	$-	$381,529	$500	$204,028

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 11 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at June 30, 2020 consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
Type	Costs	Gains	Losses	Fair Values
NYSE listed company stock	$38,115	$-	$(750)	$37,365

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gains and losses recognized during the period on equity securities	$4,288	$71,930	(750)	-

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	69,403	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$4,288	$2,527	(750)	-

Note 12 - Common stock warrants

The Company’s Plan of Reorganization, which was approved by the United States Bankruptcy Court for the Northern District of California on January 11, 2000, provided for the creditors and claimants to receive new warrants in settlement of their claims. The warrants expire May 11, 2038.

All Series A, B, C and D warrants have been called, and all Series A and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series B and D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 14. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through June 30, 2020 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of June 30, 2020 and December 31, 2019, the weighted average contractual life for all Mentor warrants was 18.0 years and 18.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 12 - Common stock warrants (continued)

During the six months ended June 30, 2020 and 2019, there were no warrants exercised and there were no warrants issued. The intrinsic value of outstanding warrants at June 30, 2020 and December 31, 2019 was $0 and $875, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2018	$87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2020	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00
exercise price
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at June 30, 2020	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the six months ended June 30, 2020 and 2019, no warrants were redeemed.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2020 and December 31, 2019.

Note 14 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of June 30, 2020 and December 31, 2019, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

June 30, 2020 and 2019

Note 14 - Stockholders’ equity (continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at June 30, 2020 and December 31, 2019 include this interest. The Core Q Holdings Asset Value at June 30, 2020 and December 31, 2019 was $15,343 and $14,621 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.105 and $0.13, respectively, into an aggregate of 1,607,408 and 1,237,166 shares of the Company’s Common Stock, respectively. Because there were net losses for the three and six month periods ended June 30, 2020 and 2019, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 15 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery, and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
12 months ending June 30,	Finance leases	Operating leases
2021	$58,942	$161,441
2022	64,268	64,399
2023	57,877	968
2024	20,422	-
2025	8,233	-
Total	209,742	226,808
Less: Current maturities	58,942	161,441
Long-term liability	$150,800	$65,367

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 16 - Term Loan

Term debt at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019
Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	$11,151	$24,017

Note 17 – Paycheck Protection Plan loans and Economic Injury Disaster Loan

On April 23, 2020 and May 5, 2020, The Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and Republic Bank of Arizona (collectively, the “PPP Loans”). The Paycheck Protection Program was established under Sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted March 27, 2020. The CARES Act temporarily amends Section 7(a) of the Small Business Act to expand the scope and criterion of a business’s eligibility to receive financial assistance from the Small Business Administration (“SBA”).

Originally, Section 1106 of the CARES Act limited the period during which PPP loan expenditures were eligible for forgiveness to eight weeks after the loan disbursement date. On June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”) extended the PPP loan term and forgiveness period to the earlier of (i) twenty-four weeks after the PPP loan disbursement date, or (ii) December 31, 2020. Section 1106 of the CARES Act required that 75% of PPP loan proceeds be spent on eligible payroll costs during the forgiveness period to qualify for loan forgiveness, with the remaining 25% of PPP proceeds spent on qualified non-payroll expenses. In contrast, the PPP Flexibility Act requires that borrowers spend at least 60% of PPP loan proceeds on eligible payroll costs, with the remaining 40% of PPP loan proceeds spent on any combination of qualified non-payroll expenses.

The PPP loans may be forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

On April 24, 2020, WCI received a $10,000 SBA Economic Injury Disaster Loan Advance (“EIDL Advance”). The EIDL Advance is an emergency grant under Section 1110 of the Cares Act, which expands business’s access to Economic Injury Disaster Loans under Section 7(b)(2) of the Small Business Act. The EIDL Advance does not need to be repaid and is recognized in other income for the three and six months ended June 30, 2020. This amount will reduce the portion of PPP Loans available for forgiveness by $10,000.

The Company has recorded the PPP Loans as a liability in accordance with FASB ASC 470, “Debt” and has recorded accrued interest through June 30, 2020. Proceeds from the PPP Loans will remain recorded as a liability until either (1) the PPP Loans are, in part or wholly, forgiven and the Company has been legally released, or (2) the Company pays off the PPP Loans. If the PPP Loans are, in part or wholly, forgiven the liability will be reduced and a gain on the extinguishment will be recognized.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 17 – Paycheck Protection Program loans and Economic Injury Disaster Loan (continued)

Paycheck protection plan loan balances at June 30, 2020 consist of the following:

June 30,
2020
April 23, 2020 loan from Bank of California to Mentor Capital, Inc., including accrued interest of $140 at June 30, 2020. The note bears interest at 1% per annum, maturing April 23, 2022, with monthly principle and interest payments of $4,305 beginning November 1, 2020. The note may be forgiven in its entirety if used for eligible purposes.	$76,640

May 5, 2020, loan from Republic Bank of Arizona to Waste Consolidators, Inc., including accrued interest of $565 at June 30, 2020. The note bears interest at 1% per annum, maturing May 5, 2022, with monthly principle and interest payments of $21,579 beginning December 15, 2020. The note may be forgiven for all except $10,000 if used for eligible purposes.	383,907

Total paycheck protection program loans	460,547

Less: Current maturities	181,530

Long-term portion of paycheck protection plan loans	$279,017

Interest expense on PPP Loans for the three and six months ended June 30, 2020 was $705.

The Company has used approximately 96% of its PPP Loans proceeds to fund payroll expenses, with the remainder spent for utilities and rent. As a result, the Company believes that at June 30, 2020, it had met the PPP eligibility criteria for forgiveness on $320,962 of the PPP Loans. Subsequent to quarter end, as of July 30, 2020, the Company met the PPP eligibility criteria for forgiveness of all PPP Loans amounts in excess of the $10,000 EIDL Advance received by WCI and plans to apply for forgiveness of the loans in the third quarter of 2020.

The Company does not anticipate taking any action that would cause any portion of the loans to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

Subsequent to June 30, 2020, WCI received an additional Economic Injury Disaster Loan of $150,000, see Note 22.

Note 18 - Accrued salary, accrued retirement, and incentive fee - related party

As of June 30, 2020 and December 31, 2019, the Company had an outstanding liability to its CEO as follows:

	June 30,	December 31,
	2020	2019
Accrued salaries and benefits	$839,004	$829,231
Accrued retirement and other benefits	549,692	540,860
Offset by shareholder advance	(261,653)	(261,653)
	$1,127,043	$1,108,438

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three and six months ended June 30, 2020 and 2019, the incentive fee expense was $0 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 19 – Related party transactions

WCI received a short term loan from an officer of WCI in December 2018. The loan did not originally bear interest and the balance reported on the condensed consolidated balance sheet as a related party payable, at June 30, 2020 and December 31, 2019, was $0 and $27,472, respectively. Due to the length of time the loan was outstanding, interest of $2,065 (6%) was paid with the final balance due on January 23, 2020.

Note 20 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, 9, and 10, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, to recover collateral under a security agreement, and to collect from guarantors on the agreements. The Company previously sought, and the Court granted, the Company’s request for a writ of possession to recover leased equipment within G Farma’s possession. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. Due to uncertainty of collection, the Company has fully reserved against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Notes 8, 9 and 10.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment has been applied to the G Farma lease receivable balance.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 21 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the fair value of convertible notes receivable and accrued interest from NeuCourt, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, the operation of subsidiaries in the cannabis and medical marijuana sector, and in 2019, included the fair value of cannabis stock securities investments, and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also has a small investment in General Dynamics Corp. (NYSE: GD), an aerospace and defense corporation, and an investment in note receivable from a non-affiliated party that is included in the Corporate and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended June 30, 2020
Net revenue	$12,028	$1,146,839	$-	$1,158,867
Operating income (loss)	(12,235)	21,436	(214,076)	(204,875)
Interest income	681	-	20,452	21,133
Interest expense	-	6,706	140	6,846
Property additions	-	13,412	5,012	18,424
Depreciation and amortization	-	3,658	1,439	5,097

Three months ended June 30, 2019
Net revenue	$12,162	$1,017,587	$-	$1,029,749
Operating income (loss)	(84,695)	40,707	(242,350)	(286,338)
Interest income	982	3	21,899	22,884
Interest expense	-	5,851	-	5,851
Property additions	-	-	-	-
Depreciation and amortization	-	(2,714)	2,932	218

Six months ended June 30, 2020
Net revenue	$24,567	$2,283,763	$-	$2,308,330
Operating income (loss)	(21,140)	57,886	(478,345)	(441,599)
Interest income	1,924	-	38,613	40,537
Interest expense	-	14,044	140	14,184
Property additions	-	16,741	5,012	21,753
Depreciation and amortization	-	6,298	2,641	8,939
Total assets	2,337,447	1,978,746	619,408	4,935,601

Six months ended June 30, 2019
Net revenue	$132,252	$1,973,493	$-	$2,105,745
Operating income (loss)	(696,392)	57,886	(504,074)	(1,142,580)
Interest income	21,628	6	43,830	65,464
Interest expense	-	10,375	-	10,375
Property additions	-	8,159	-	8,159
Depreciation and amortization	-	5,306	5,864	11,170
Total assets	2,859,528	1,726,522	1,071,868	5,657,918

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 and 2019

Note 21 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended		Six Months Ended
	June 30,		30-Jun
	2020	2019	2020	2019
Operating loss	$(204,875)	$(286,338)	$(441,599)	$(1,142,580)
Gain (loss) on investments	4,288	(132,088)	(5,919)	(1,701,969)
Interest income	21,133	22,884	40,537	65,464
Interest expense	(6,846)	(5,851)	(14,184)	(10,375)
Gain on equipment disposals	-	1,500	-	1,500
EIDL Advance	10,000	-	10,000	-
Other income	4,272	11,340	16,358	11,340

Income before income taxes	$(172,028)	$(388,553)	$(394,807)	$(2,776,620)

Note 22 – Subsequent events

On July 9, 2020, WCI received an additional Economic Injury Disaster Loan in the amount of $150,000, through the SBA. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2020, and matures July 2050.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2020 and the results of operations for the six months ended June 30, 2020 and 2019. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2020 and 2019 and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the six months ended June 30, 2020 and 2019.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity investment in Electrum is reported in the consolidated balance sheets as an investment at cost of $194,028 and $194,028 at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had approximately 6.7% and 4.7% interest of Electrum’s outstanding equity, respectively.

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

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 and 2018 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at March 31, 2020 and December 31, 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020 the United States patent was issued. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent application.

NeuCourt, Inc.

NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019 was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5% and matures October 31, 2020. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.2% of the issued and outstanding NeuCourt shares at June 30, 2020.

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna will hold an 80% interest in any commercial opportunities that result from the study while Dr. Mandelkorn will hold the remaining 20%. As of June 30, 2020 and December 31, 2019, the Company had paid $30,000 and $30,000 of the funding, respectively.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $784,520 and $765,001 at June 30, 2020 and December 31, 2019, respectively, due to circumstances further described in footnote 9 to the condensed consolidated financial statements.

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

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner III had no activity from inception through June 30, 2020.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner IV had no activity from inception through June 30, 2020.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from our investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment which has been our focus of business, and our long standing investment in WCI. WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facilities operating costs. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification.

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

Results of Operations

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Revenues

Revenue for the three months ended June 30, 2020 was $1,158,867 compared to $1,029,749 for the three months ended June 30, 2019 (“the prior year period”), an increase of $129,118 or 12.5%. This increase is due to a $129,252 increase in WCI service fees, partially offset by a ($134) decrease in finance lease revenue, in the current period as compared to the prior year period.

Gross profit

Gross profit for the three months ended June 30, 2020 was $368,197 compared to $301,159 for the prior year period (after prior period reclass of $9,479 to cost of goods sold from selling, general and administrative costs). Cost of goods sold relate to WCI, Partner I, and Partner II. WCI experienced gross profit of $356,169 or 31% of revenue, for the three months ended June 30, 2020 compared to $305,674 or 30% for the prior year period (after reclass of $9,479 to cost of goods sold from selling, general and administrative costs), an increase of $50,495 and 1% in gross profit as a percentage of revenue. Partner I had gross profit of $0 for the three months ended June 30, 2020 as compared to a ($16,675) in the prior year period. Partner II had gross profit of $12,028 for the three months ended June 30, 2020 as compared to $12,162 in the prior year period.

The increase in WCI gross profit percentage was due to a decrease in salaries and related costs of(1.4%), and a decrease in fuel costs of (2.3%), partially offset by an increase in disposal costs of 1.7%, an increase in vehicle costs of 0.3%, and an increase in other cost of goods sold of 0.7%, as a percent of WCI revenue over the prior year period. There were no equipment sales in Partner I or Partner II in the three months ended June 30, 2020 and 2019.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2020 was $573,072 compared to $587,497 for the prior year period (after prior period reclass of $9,479 to cost of goods sold from selling, general and administrative costs), a decrease of ($14,425). We experienced a decrease of ($48,602) in bad debt expense, and a ($18,983) decrease in professional fees, partially offset by an increase of $40,000 in management fees, an increase of $10,166 in salary and related costs, and an increase of $2,994 in other selling, general and administrative expenses, in the current period as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $32,847 for the three months ended June 30, 2020 compared to ($102,215) for the prior year period, an increase of $135,062. Of the increase $136,376 is due to a gain on investments of $4,288 in the current year period compared to a net loss on investment of ($132,088) in the prior year period. In addition, $10,000 is due to WCI’s receipt of an EIDL loan, partially offset by a ($1,751) decrease in interest income, an increase in interest expense of ($995), a decrease in gain on equipment disposal of ($1,500), and a ($7,068) decrease in other income.

Net results

The net result for the three months ended June 30, 2020 was net loss attributable to Mentor of ($184,185) or ($0.008) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($408,275) or ($0.018) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues

Revenue for the six months ended June 30, 2020 was $2,308,330 compared to $2,105,745 for the six months ended June 30, 2019 (“the prior year six-month period”), an increase of $202,585 or 9.6%. This increase is due to an increase in WCI monthly service fees of $310,270, partially offset by decrease of ($74,889) in lease equipment sales, a decrease of ($24,486) in finance lease revenue, and a decrease of ($8,310) in consulting revenue, in the current period as compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2020 was $744,923 compared to $659,879 for the prior year six-month period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $720,357 or 31.5% of revenue for the six months ended June 30, 2020 compared to $601,911 or 30.5% for the prior year six-month period (after a reclass of $21,135 to cost of goods sold from selling, general and administrative costs, in the prior year six-month period), an increase of $118,447 with an increase as a percentage of revenue of 1.0%. Partner I had gross profit of $0 for the six months ended June 30, 2020 as compared to $7,136 in the prior year six-month period. Partner II had gross profit of $24,567 for the six months ended June 30, 2020 as compared to $42,523 in the prior year six-month period.

The increase in WCI gross profit percentage was due to a decrease in salaries and related costs of (0.8%), a decrease in fuel costs of (1.0%), and a decrease in vehicle costs of (1.0%), partially offset by an increase in disposal costs of 1.7%, and an increase in other cost of goods sold of 0.1%, as a percent of WCI revenue over the prior year period. Partner I has not received any payments on G Farma equipment leases receivable since February of 2019 and G Farma(?) is classified as non-performing.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2020 was $1,186,522 compared to $1,802,459 for the prior year six-month period (after a reclass of $21,135 to cost of goods sold from selling, general and administrative costs in the prior year six-month period), a decrease of ($615,937). The main reason for the decrease is a ($695,491) decrease in bad debt expense, ($729,385 of bad debt expense was recorded in the prior year six-month period to reserve against the finance lease receivable from G Farma, see footnotes 1 and 9 to the financial statements.) In addition, the Company experienced a ($10,690) decrease in professional fees, and a ($3,077) decrease in other selling, general and administrative expenses, partially offset by a $10,729 increase in insurance expense, an increase of $50,000 in management fees, and an increase in salary and related costs of $32,592, in the current period as compared to the prior year six-month period.

Other income and expense

Other income and expense, net, totaled $46,792 for the six months ended June 30, 2020 compared to ($1,634,040) for the prior year six-month period, an increase of $1,680,832. Of the increase $1,688,824 is due to an impairment in the prior year six-month period on G Farma notes receivable, contractual interest in a G Farma legal recovery, and equity in G Farma Equity Entities, $7,226 is due to decrease in losses from other investments, and $5,018 is due to an increase in other income, partially offset by a ($24,927) decrease in interest income, a ($3,809) increase in interest expense, and a ($1,500) decrease in gain on equipment disposal, in the current six-month period as compared to the prior year six-month period.

Net results

The net result for the six months ended June 30, 2020 was net loss attributable to Mentor of ($431,955) or ($0.019) per Mentor common share compared to net loss attributable to Mentor in the prior year six-month period of ($2,814,870) or ($0.122) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At June 30, 2020 we had cash and cash equivalents of $938,764 and a working capital of $1,038,363.

Operating cash outflows in the six months ended June 30, 2020 were ($325,596), including ($408,407) of net loss, less non-cash amortization of discount on our investment in account receivable of ($38,217), a decrease in accrued interest income of ($1,924), partially offset by non-cash depreciation and amortization of $8,939, non-cash amortization on right of use assets of $37,973, non-cash bad debt expense of $29,893, a $750 unrealized loss on investment in securities, a $5,169 unrealized loss on long-term investments, a $40,127 decrease in operating assets, and a $101 decrease in operating liabilities.

Cash inflows from investing activities in the six months ended June 30, 2020 were $182,671 due to $283,218 proceeds from finance leases receivable, $260 proceeds from sale of property and equipment, and $4,000 proceeds received on investment in accounts receivable, partially offset by ($38,115) investment in securities, ($35,334) purchase of contractual interest in legal recovery, ($21,754) purchase, of property and equipment, and ($9,604) down payments on right of use assets.

Net inflows from financing activities during the six months ended June 30, 2020 were $395,078 consisting of $460,547 proceeds from paycheck protection program loans, partially offset by ($27,472) of payments on related party payable, ($12,866) of payments on long-term debt, and ($25,131) of payments on finance lease liabilities. We will be required to raise additional funds through financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise temporarily paused, suspended, or truncated by the Company.

For the six months ended June 30, 2020, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2019. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. Currently, the hearing on the motion for summary adjudication is set for November 4, 2020, but due to the COVID-19 pandemic, it may be continued to a future date.

The Company plans to vigorously pursue the litigation.

On January 31, 2020, following grant of the Company’s motion for a writ of possession, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment has been applied to the G Farma lease receivable balance at June 30, 2020.

Item 1A. Risk Factors.

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results, and financial condition.

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

As of June 30, 2020, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.10. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At June 30, 2020, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions the six months ended June 30, 2020, and there were no warrant redemptions in 2019.

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

We do not manufacture or sell products or services. Rather, we try to find businesses whose products, managers, technology, or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential acquisitions or that our partners will be able to navigate the maze of laws that may affect them. To date, several of our acquisitions/investments have not turned out well for us.

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

A failure to obtain financing could prevent us from executing our business plan

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 10 months. It is possible that if future financing is not obtained, we will not be able to execute our plans or continue to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more pre-IPO businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We, and our partners and subsidiaries intend to rely on patent protection, trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our, and our affiliates’ and partners’, products and services or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our, and our affiliates’ and partners’ proprietary rights may not be adequate, and third parties may infringe or misappropriate our, and our affiliates’ and partners’ patents, copyrights, trademarks, and similar proprietary rights. If we, or our affiliates and partners, fail to protect intellectual property and proprietary rights, our business, financial condition, and results of operations would suffer. We believe that neither we nor our affiliates and partners infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We are engaged in litigation.

On May 28, 2019, we filed a complaint against the G Farma Entities and three guarantors of the G Farma agreements in the Superior Court of California in the County of Marin, for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. While we have recovered possession of the equipment leased to G Farma, there is no surety that we will prevail in this lawsuit or that we will be able to recover funds if we do prevail.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 21.15% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of August 4, 2020, Mr. Billingsley owned approximately 14.54% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 21.15% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation, or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley, and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

•domestic and international economic, business, and political conditions;

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

On October 3, 2019, the Company rescinded the sale and on March 6, 2020, cancelled the issuance of 222,223 shares of its Common Stock due to a complete failure of consideration, see note 10.

On April 28, 2017, Mentor sold 66,667 shares of its unregistered Common Stock in a private placement for $100,000.

On October 3, 2019, the Company rescinded the sale and on March 6, 2020, cancelled the issuance of 66,667 shares of its Common Stock due to a complete failure of consideration, see note 10.

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

Mentor Capital, Inc

Date: August 12, 2020	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 12, 2020	By:	/s/ Lori Stansfield
Lori Stansfield, Chief Financial Officer