Form 10-Q
period 2020-09-30
Mentor Capital, Inc.
filed 2020-11-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

5964 Campus Court, Plano, Texas 75093
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

At November 4, 2020, there were 22,850,947 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$650,958	$686,611
Investment in securities, at fair value	34,608	-
Accounts receivable, net	514,910	521,605
Net finance leases receivable, current portion	67,257	62,145
Net finance leases receivable-non-performing	-	269,000
Investment in accounts receivable, current portion, net of discount	117,000	4,000
Convertible notes receivable, current portion	-	52,930
Prepaid expenses and other current assets	105,258	59,065
Employee advances and other receivable	2,380	4,421

Total current assets	1,492,371	1,659,777

Property and equipment
Property and equipment	165,349	153,163
Accumulated depreciation and amortization	(117,188)	(121,542)

Property and equipment, net	48,161	31,621

Other assets
Operating lease right-of-use assets	173,627	324,408
Finance lease right-of-use assets	283,929	169,692
Investment in account receivable, net of discount and current portion	326,420	381,512
Net finance leases receivable, net of current portion	326,448	382,727
Convertible notes receivable, net of current portion	81,035	25,191
Contractual interest in legal recovery	381,529	346,195
Deposits	9,575	9,575
Long term investments	204,528	209,697
Goodwill	1,426,182	1,426,182

Total other assets	3,213,273	3,275,179

Total assets	$4,753,805	$4,966,577

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	September 30,	December 31,
	2020	2019

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$65,358	$74,120
Accrued expenses	271,659	217,764
Related party payable	-	27,472
Deferred revenue	17,819	22,653
Paycheck protection program loans, current portion	90,574	-
Finance lease liability, current portion	71,616	41,675
Operating lease liability, current portion	153,602	184,436
Term loan	4,499	24,017

Total current liabilities	675,127	592,137

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,126,387	1,108,438
Paycheck protection program loans, net of current portion	371,066	-
Small business administration loan	151,172	-
Finance lease liability, net of current portion	186,003	112,418
Operating lease liability, net of current portion	29,739	140,900

Total long-term liabilities	1,864,367	1,361,756

Total liabilities	2,539,494	1,953,893

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 shares issued and outstanding
at September 30, 2020 and December 31, 2019 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,850,947 and 22,850,947 shares issued and
outstanding at September 30, 2020 and December 31, 2019	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,581,116)	(9,875,206)
Non-controlling interest	(278,513)	(186,050)

Total shareholders' equity	2,214,311	3,012,684

Total liabilities and shareholders' equity	$4,753,805	$4,966,577

* Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Service fees	$1,219,800	$1,058,025	$3,503,563	$3,031,519
Lease equipment sales	-	-	-	74,889
Finance lease revenue	11,730	13,312	36,297	62,365
Consulting revenue	-	-	-	8,310

Total revenue	1,231,530	1,071,337	3,539,860	3,177,083

Cost of sales	855,795	822,799	2,419,201	2,247,530

Gross profit	375,735	248,538	1,120,659	929,553

Selling, general and administrative expenses	790,714	558,085	1,977,237	2,381,680

Operating income (loss)	(414,979)	(309,547)	(856,578)	(1,452,127)

Other income and (expense)
Gain (loss) on investments	(2,758)	(45,638)	(8,676)	(1,747,608)
Interest income	24,968	21,541	65,504	87,006
Interest expense	(8,513)	(6,080)	(22,697)	(16,455)
Gain on equipment disposal	3,372	-	3,372	1,500
Economic Injury Disaster Loan advance	-	-	10,000	-
Other income (expense)	7,994	-	24,352	11,340

Total other income and (expense)	25,063	(30,177)	71,855	(1,664,217)

Income (loss) before provision for income taxes	(389,916)	(339,724)	(784,723)	(3,116,344)

Provision for income taxes	50	-	13,650	17,650

Net income (loss)	(389,966)	(339,724)	(798,373)	(3,133,994)

Gain (loss) attributable to non-controlling interest	(116,011)	(2,908)	(92,463)	17,692

Net income (loss) attributable to Mentor	$(273,955)	$(336,816)	$(705,910)	$(3,151,686)

Basic and diluted net income (loss) per Mentor
common share:
Basic and diluted	$(0.012)	$(0.015)	$(0.031)	$(0.136)

Weighted average number of shares of Mentor
common stock outstanding:
Basic and diluted*	22,850,947	23,139,837	22,850,947	23,139,837

* The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2020 and 2019

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balances at
June 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,307,161)	$2,766,779	$(162,502)	$2,604,277

Net income (loss)	-	-	-	-	-	(273,955)	(273,955)	(116,011)	(389,966)

Balance at
September 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,581,116)	$2,492,824	$(278,513)	$2,214,311

Balance at
June 30, 2019	11	$-	23,139,837	$2,314	$13,071,626	$(9,253,186)	$3,820,754	$(183,708)	$3,637,046

Net income (loss)	-	-	-	-	-	(336,816)	(336,816)	(2,908)	(339,724)

Balances at
September 30, 2019	11	$-	23,139,837	$2,314	$13,071,626	$(9,590,002)	$3,483,938	$(186,616)	$3,297,322

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balances at
December 31, 2019	11	$-	22,850,947	$2,285	$13,071,655	$(9,875,206)	$3,198,734	$(186,050)	$3,012,684

Net income (loss)	-	-	-	-	-	(705,910)	(705,910)	(92,463)	(798,373)

Balance at
September 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,581,116)	$2,492,824	$(278,513)	$2,214,311

Balance at
December 31, 2018	11	$-	23,139,837	$2,314	$13,071,626	$(6,438,316)	$6,635,624	$(201,784)	$6,433,840

Non-controlling
Distribution	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(3,151,686)	(3,151,686)	17,692	(3,133,994)

Balances at
September 30, 2019	11	$-	23,139,837	$2,314	$13,071,626	$(9,590,002)	$3,483,938	$(186,616)	$3,297,322

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(798,373)	$(3,133,994)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	14,869	16,755
Non-cash amortization of right of use asset	59,562	12,875
(Gain) loss on equipment disposal	(3,372)	(1,500)
Bad debt expense	44,993	754,338
Amortization of discount on investment in account receivable	(61,908)	(59,995)
Increase in accrued investment interest income	(2,914)	(9,545)
(Gain) loss on investment in securities, at fair value	3,507	56,528
(Gain) loss on long-term investments	5,169	-
Impairment on G Farma notes receivable and investments	-	1,688,825
Decrease (increase) in operating assets
Accounts receivable - trade	(18,779)	(106,785)
Prepaid expenses and other current assets	(46,193)	5,486
Employee advances	2,041	(4,054)
Increase (decrease) in operating liabilities
Accounts payable	(8,762)	(35,059)
Accrued expenses	56,865	(112,243)
Deferred revenue	(4,834)	(13,926)
Accrued salary, retirement, and benefits - related party	17,949	51,085

Net cash provided by (used by) operating activities	(740,180)	(891,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(38,115)
Proceeds from sale of investment securities	-	249,222
Cash advanced on notes receivable	-	(31,000)
Proceeds from notes receivable	-	7,298
Deposits on equipment to be leased	-	(18,153)
Investment in direct financing leases	-	(50,476)
Proceeds from finance lease receivable	300,648	91,567
Purchase contractual interest in legal recovery	(35,334)	(110,000)
Purchases of property and equipment	(32,177)	(8,158)
Proceeds from sale of property and equipment	4,140	1,500
Down payments on right of use assets	(21,104)	-
Proceeds from investment in receivable	4,000	117,000

Net cash provided by (used by) investing activities	182,058	248,300

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months Ended
	Ended September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loans	459,842	-
Proceeds from economic injury disaster loan	150,000	-
Payments on related party payable	(27,472)	(8,313)
Payments on long-term debt	(19,518)	(15,757)
Payments on finance lease liability	(40,383)	(44,946)
Non-controlling interest distribution	-	(2,524)

Net cash provided by (used by) financing activities	522,469	(71,540)

Net change in cash	(35,653)	(714,449)

Beginning cash	686,611	1,470,574

Ending cash	$650,958	$756,125

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$22,697	$16,834

Cash paid for income taxes	$9,170	$15,070

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$538,179

Right of use assets acquired through finance lease liability	$143,909	$179,933

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California, by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization, and on January 11, 2000, the Company emerged from Chapter 11 reorganization. The Company relocated to San Diego, California, and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation. In September 2020, Mentor relocated its corporate office from San Diego, California to Plano, Texas.

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

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

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at September 30, 2020 and December 31, 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020, the United States patent was issued. On March 23, 2020, MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent and on September 22, 2020, the Canadian patent was issued.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD, of which $30,000 had been funded at September 30, 2020 and December 31, 2019. Mentor, doing business as GlauCanna, was to hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn would hold the remaining 20%. Subsequent to quarter end, on October 28, 2020, Dr. Mandelkorn paid the Company $31,000 in exchange for Mentor’s 80% interest.

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 and $194,028 as of September 30, 2020 and December 31, 2019. On January 28, 2019, as part of a Second Capital Agreement between Mentor and Electrum (described in Note 10), Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of anything of value received by Electrum as a result of the pending litigation in British Columbia (see below).

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 1 - Nature of operations (continued)

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $803,399 and $765,001 as of September 30, 2020 and December 31, 2019, respectively, due to circumstances described in Note 9.

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

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 10, Mentor provided capital for payment of Litigation costs in the amount of $181,529 and $146,195 as of September 30, 2020 and December 31, 2019, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.1% of NeuCourt’s issued and outstanding common stock as of September 30, 2020.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for closure.

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the City of Corona on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due the Company. See Notes 8, 9, and 10. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered in early 2020.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will recover amounts due us. We recorded a bad debt allowance of $765,001 on the finance lease receivable as of December 31, 2019, and increased the allowance by $19,519 for the nine months ended September 30, 2020, see Note 9. In 2020, the Company repossessed leased equipment under G Farma’s control and sold equipment with a cost of $622,670 to the highest offerors for net proceeds of $348,734, after shipping and delivery costs.

At December 31, 2019, we fully impaired G Farma notes receivable of $1,045,051, accrued interest of $28,680, and our investment in the G Farma contractual interest in legal recovery of $600,002. The Company’s equity investment in G Farma Entities, previously valued at $41,600, was also impaired and reduced to $0, at December 31, 2019, see Notes 8 and 10.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 1 - Nature of operations (continued)

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 8, 9, and 10, in the Superior Court of California in the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I, which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold in the nine months ended September 30, 2020, see Note 9.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the nine month period ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,581,116 as of September 30, 2020. The Company continues to experience negative cash flows from operations. The Company’s operating results in 2019 were significantly impacted by G Farma’s default on the notes receivable, failure of consideration related to G Farma’s purchase of shares of Common Stock, and loss of value of the equity interest in G Farma Equity Entities, described in Note 8 to the condensed consolidated financial statements, resulting in full impairment of these investments in the aggregate amount of $1,686,653. In addition, in 2019, the Company recorded a bad debt reserve on the G Farma equipment leases receivable of $765,001 and recorded an additional bad debt reserve of $19,519 in the nine months ended September 30, 2020, see Note 9.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Basis of presentation (continued)

Management's plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding these activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of September 30, 2020, the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, our legal recovery efforts may be hindered due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively.

Public health efforts to mitigate the impact of COVID-19 include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions could impact WCI’s client businesses’ ability and speed of collecting their tenant rent payments. We do not expect this to significantly reduce demand for WCI services because WCI helps lower monthly service costs paid by its client properties. However, WCI’s clients will likely experience a delay in collecting rent from tenants, which in turn is expected to cause slower payments to WCI and possible discontinued service and uncollectible accounts receivable. WCI revenue in nine months ended September 30, 2020 increased by 15.6%, as compared to the same period in 2019, and any impact of COVID-19 for the first nine months of 2020 is estimated to be immaterial. We will closely monitor our customer accounts and continue to assess the impact on the collection of accounts receivable as we collect more information.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 9 months. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of COVID-19 and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

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

September 30, 2020 and 2019

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

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2020 and December 31, 2019, the Company has recorded an allowance in the amount of $53,471 and $38,984, respectively.

The Company has two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $6,035 and $3,121 at September 30, 2020 and December 31, 2019, as presented in Note 7. The notes bear 5% interest. One $25,000 principal face amount note, which matured November 22, 2019, was extended to November 22, 2021 in exchange for 25,000 warrants exercisable at $0.02 per share that expire on November 7, 2029. A second $50,000 principal face amount note, which was to mature on October 31, 2020, was, subsequent to quarter end, extended to October 31, 2022 in exchange for 52,500 warrants exercisable at $0.02 per share that expire on October 31, 2023. No payments are required prior to maturity, however, at the time the $25,000 note was extended, accrued interest through November 4, 2019 was paid to Mentor. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock, and Common Stock, of NeuCourt (defined as “Conversion Shares”) (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) an election of Mentor following NeuCourt’s election to prepay the Note. The Conversion Price for the Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Using the valuation cap of $3,000,000, the Notes would convert into an aggregate of 299,996 and 289,207 Conversion Shares at September 30, 2020 and December 31, 2019, respectively. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal of each note, plus all accrued unpaid interest. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful in the dispute resolution industry.

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

September 30, 2020 and 2019

Note 2 - Summary of significant accounting policies (continued)

Finance leases receivable (continued)

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9, impairment of the finance lease receivable from G Farma was $803,399 and $786,680 at September 30, 2020 and December 31, 2019, respectively, based on Management’s estimate of amounts we expect to recover. The September 30, 2020 impairment represents full impairment of the finance lease receivable from G Farma after applying proceeds from the sale of all recovered assets. The Company will continue to pursue collection for the lease payments remaining from the G Farma Lease Entities and G Farma Lease Guarantors.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill resulted from the 2005 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB Accounting Standards Codification 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2020 and December 31, 2019.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of September 30, 2020 and December 31, 2019, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at September 30, 2020 and December 31, 2019, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and nine months ended September 30, 2020 and 2019 and is not included in calculating the diluted weighted average number of shares outstanding.

Paycheck Protection Program loans

The Company has recorded Paycheck Protection Program (“PPP”) loans as a liability in accordance with FASB ASC 470, “Debt” and has accrued interest through September 30, 2020. Proceeds from the loans will remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the Company has been legally released, or (2) the Company pays off the loan. If the loan is, in part or wholly, forgiven, the liability will be reduced, and a gain on the extinguishment will be recognized. See Note 17.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 3 - Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid health insurance	$5,240	$5,867
Other prepaid costs	100,018	53,198
	$105,258	$59,065

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. The investment in account receivable is supported by an exchange agreement and consisted of the following:

	September 30, 2020	December 31, 2019
Face value	$702,000	$706,000
Unamortized discount	(258,580)	(320,488)
Net balance	443,420	385,512
Current portion	(117,000)	(4,000)
Long term portion	$326,420	$381,512

For the three months ended September 30, 2020 and 2019, $23,691 and $19,999 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2020 and 2019, $61,908 and $59,996 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2020	December 31, 2019
Computers	$38,545	$37,271
Furniture and fixtures	23,429	22,075
Machinery and vehicles	103,375	93,817
	165,349	153,163
Accumulated depreciation and amortization	(117,188)	(121,542)

Net Property and equipment	$48,161	$31,621

Depreciation and amortization expense was $5,930 and $5,585 for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense was $14,869 and $16,756 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $371,345 and $206,332 as of September 30, 2020 and December 31, 2019, respectively. Accumulated amortization associated with finance leases was $87,416 and $36,640 as of September 30, 2020 and December 31, 2019, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost included in cost of goods	$35,581	$51,440	$120,153	$142,535
Operating lease cost included in operating costs	13,846	14,410	41,965	42,698
Total operating lease cost (1)	49,427	65,850	162,118	185,233
Finance lease cost, included in cost of goods:
Amortization of lease assets	19,349	11,140	50,776	23,583
Interest on lease liabilities	4,719	3,061	12,689	5,211
Total finance lease cost	24,068	14,201	63,465	28,794
Short-term lease cost	5,980	8,570	23,920	25,310
Total lease cost	$79,475	$88,621	$249,503	$239,337

(1)Right of use asset amortization under operating agreements was $45,707 and $49,804 for the three months ended September 30, 2020 and 2019, respectively. Right of use asset amortization under operating agreements was $141,429 and $143,571 for the nine months ended September 30, 2020 and 2019, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term – operating leases	1.13 years	1.73 years
Weighted-average remaining lease term – finance leases	3.50 years	3.25 years
Weighted-average discount rate – operating leases	10.1%	10.2%
Weighted-average discount rate – finance leases	8.4%	9.0%

Finance lease liabilities were as follows:

	September 30, 2020	December 31, 2019
Gross finance lease liabilities	$301,499	$208,641
Less: imputed interest	(43,880)	(54,548)
Present value of finance lease liabilities	257,619	154,093
Less: current portion	(71,616)	(41,675)
Long-term finance lease liabilities	$186,003	$112,418

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 6 – Lessee Leases (Continued)

Operating lease liabilities were as follows:

	September 30, 2020	December 31, 2019
Gross operating lease liabilities	$210,036	$356,958
Less: imputed interest	(26,695)	(31,622)
Present value of operating lease liabilities	183,341	325,336
Less: current portion	(153,602)	(184,436)
Long-term operating lease liabilities	$29,739	$140,900

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	September 30, 2020	December 31, 2019

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $1,131 and $191 at September 30, 2020 and December 31, 2019, respectively. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. At the time of extension, NeuCourt paid the Company $2,496 of interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$26,131	$25,191

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $4,904 and $2,930 at September 30, 2020 and December 31, 2019, respectively. The note bears interest at 5% per annum and was to mature October 31, 2020, and subsequent to quarter ended September 30, 2020, was extended to mature October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	54,904	52,930

Total convertible notes receivable	81,035	78,121

Less current portion	-	(52,930)
Long term portion	$81,035	$25,191

*The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 96,738 Conversion Shares and the October 31, 2018 Note would convert into 203,258 Conversion Shares at September 30, 2020. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 8 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bore interest at 7.42% per annum, with monthly payments beginning on April 15, 2017, and maturity on April 15, 2022. The two G Farma notes, as amended by subsequent addenda, are secured by all property, real and personal, tangible, or intangible of G Farma and are guaranteed by GF Brands, Inc. and two majority shareholders of G Farma. Effective as of March 4, 2019, the Company and G Farma had executed eight addenda subsequent to the original agreement. Addendum II through Addendum VIII increased the aggregate principal face amount of the working capital note to $990,000 and increased the monthly payments on the working capital note to $10,239 per month beginning March 15, 2019. G Farma has not made scheduled payments on the notes receivable since February 19, 2019.

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

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VIII, resulting in a required fee of $2,828, effective March 15, 2019; however consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. Consulting fee revenue was $0 and $0 for the three months ended September 30, 2020 and 2019, respectively. Consulting fee revenue was $0 and $8,310 for the nine months ended September 30, 2020 and 2019, respectively.

As described in Note 1, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility; the Company was not informed by G Farma of this incident until March 14, 2019. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the Corona Police. This event significantly impacted G Farma’s financial position and its ability to make future payments under the notes purchase agreements and the finance leases receivable, described in Note 9, due the Company. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered in early 2020.

G Farma has not made scheduled payments on the notes receivable or the G Farma finance lease receivable, described in Note 9, since February 19, 2019. All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019.

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I did not report equipment sales revenue for the nine month periods ended September 30, 2020 and 2019.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 9 – Finance leases receivable (continued)

Mentor Partner I (continued)

As discussed in Note 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment leased to G Farma by Mentor Partner I under the Master Equipment Lease Agreement valued at approximately $427,804, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019 and is classified as non-performing on the consolidated balance sheets at September 30, 2020 and December 31, 2019. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment recovered by Mentor earlier in 2020. Bad debt expense of $0 and $1,084 for the three months ended September 30, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the condensed consolidated income statement. Bad debt expense of $19,519 and $730,469 for the nine months ended September 30, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the condensed consolidated income statement.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment has been applied to the G Farma lease receivable balance. Remaining net lease payments receivable from G Farma are fully reserved for at September 30, 2020. The Company has initiated an action against the G Farma Lease Entities and the G Farma Lease Guarantors in the Superior Court of California in the County of Marin seeking, among other things, damages caused by G Farma’s and its guarantors’ breaches of the various agreements. We will continue to pursue collection to the maximum extent possible from the G Farma Lease Entities and G Farma Lease Guarantors for collection on all amounts due that have not been recovered through the sale of assets.

Net finance leases receivable, non-performing, consists of the following:

	September 30, 2020	December 31, 2019
Gross minimum lease payments receivable	$1,203,404	$1,455,685
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(786,680)
Finance leases receivable	-	269,000
Less current portion	-	(269,000)
Long term portion	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018 and amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $0 and $0 for the three months ended September 30, 2020 and 2019, respectively. Partner II recorded equipment sales revenue of $0 and $74,889 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, all Partner II leased equipment under finance leases receivable is located in Colorado.

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

September 30, 2020 and 2019

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

Performing net finance leases receivable consists of the following:

	September 30, 2020	December 31, 2019
Gross minimum lease payments receivable	$505,223	$587,854
Accrued interest	2,119	2,463
Less: unearned interest	(113,637)	(145,445)
Finance leases receivable	393,705	444,872
Less current portion	(67,257)	(62,145)
Long term portion	$326,448	$382,727

Interest income recognized from Partner I finance leases for the three months ended September 30, 2020 and 2019, was $0 and $0, respectively. Interest income recognized from Partner I finance leases for the nine months ended September 30, 2020 and 2019, was $0 and $23,811, respectively.

Interest income recognized from Partner II finance leases for the three months ended September 30, 2020 and 2019, was $11,730 and $13,312, respectively. Interest income recognized from Partner II finance leases for the nine months ended September 30, 2020 and 2019, was $36,297 and $38,554, respectively.

At September 30, 2020, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending September 30,	Total
2021	$67,257
2022	74,732
2023	83,038
2024	92,268
2025	65,487
Thereafter	10,923
$393,705

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

September 30, 2020 and 2019

Note 10 - Contractual interests in legal recoveries (continued)

Interest in G FarmaLabs Limited legal recovery (continued)

G Farma’s civil forfeiture case in the Federal District Court for the Eastern District of California, a portion of which was one of the three ways in which the purchase price could be paid for the purchase of shares of Mentor Common Stock, was dismissed on April 12, 2018 and has no value. In the quarter ended March 31, 2019, the $600,002 contractual interest in G Farma’s legal recovery intended as consideration for payment of the shares of the Company’s Common Stock was fully impaired due to the events discussed in Notes 1, 8, and 9, where the City of Corona Building Department closed access to G Farma’s corporate location and the Corona Police impounded certain G Farma assets. On October 3, 2019, the Company rescinded the sale of an aggregate of 288,890 shares of its Common Stock to G Farma, issued at an aggregate purchase price of $600,002, due to a complete failure of consideration. The Company recognized the rescission of the Common Stock at par value on December 31, 2019. On March 6, 2020, the 288,890 shares of Common Stock were canceled and returned to unissued shares by the Company’s stock transfer agent.

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of September 30, 2020 and December 31, 2019, Mentor invested an additional $81,529 and $46,195, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional eight percent (8%) and four percent (4%), respectively, of the Recovery. At September 30, 2020 and December 31, 2019, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at our cost of $181,529 and $146,195, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However, Company management estimates that recovery is more likely than not, and no impairment has been recorded at September 30, 2020 and December 31, 2019.

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

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

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2018	$362,585	$-	$800,002	$5,669	$245,628

Total gains or losses
Included in earnings (or changes in net assets)	(76,395)	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	146,195	-	-
Issuances	-	-	-	-	-
Sales	(286,190)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2019	-	-	346,195	5,669	204,028

Total gains or losses
Included in earnings (or changes in net assets)	(3,507)	-	-	(5,169)	-
Purchases, issuances, sales, and settlements
Purchases	38,115	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at September 30, 2020	$34,608	$-	$381,529	$500	$204,028

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 11 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at September 30, 2020 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE listed company stock	$38,115	$-	$(3,507)	$34,608

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains and losses recognized during the period on equity securities	$(2,758)	$(45,638)	$(3,507)	$(56,528)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	50,521

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(2,758)	$(45,638)	$(3,507)	$(107,049)

Note 12 - Common stock warrants

On August 21, 1998, the Company filed for voluntary reorganization with the United States Bankruptcy Court for the Northern District of California, and on January 11, 2000, the Company’s Plan of Reorganization was approved. Among other things, the Company’s Plan of Reorganization allowed creditors and claimants to receive new Series A, B, C, and D warrants in settlement of their prior claims. The warrants expire on May 11, 2038.

All Series A, B, C, and D warrants have been called, and all Series A and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining series B and D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through September 30, 2020 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of September 30, 2020 and December 31, 2019, the weighted average contractual life for all Mentor warrants was 17.8 years and 18.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the nine months ended September 30, 2020 and 2019, there were no warrants exercised and there were no warrants issued. The intrinsic value of outstanding warrants at September 30, 2020 and December 31, 2019 was $0 and $875, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 12 - Common stock warrants (Continued)

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2020	87,456	6,252,954	6,340,410

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at September 30, 2020	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the nine months ended September 30, 2020 and 2019, no warrants were redeemed.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2020 and December 31, 2019.

Note 14 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of September 30, 2020 and December 31, 2019, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

September 30, 2020 and 2019

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at September 30, 2020 and December 31, 2019 include this interest. The Core Q Holdings Asset Value at September 30, 2020 and December 31, 2019 was $15,768 and $14,621 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.074 and $0.13, respectively, into an aggregate of 2,343,839 and 1,237,166 shares of the Company’s Common Stock, respectively. Because there were net losses for the three and nine month periods ended September 30, 2020 and 2019, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 15 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery, and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
12 months ending September 30,	Finance leases	Operating leases
2021	$71,616	$153,602
2022	78,629	29,739
2023	61,332	-
2024	32,549	-
2025	13,493	-
Total	257,619	183,341
Less: Current maturities	71,616	153,602
Long-term liability	$186,003	$29,739

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 16 - Term Loan

Term debt as of September 30, 2020 and December 31, 2019 consists of the following:

	September 30, 2020	December 31, 2019

Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	$4,499	$24,017

Note 17 – Paycheck Protection Plan loans and Economic Injury Disaster Loans

Paycheck protection plan loans

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

Originally, Section 1106 of the CARES Act limited the period during which PPP loan expenditures were eligible for forgiveness to eight weeks after the loan disbursement date. On June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”) extended the PPP loan term and forgiveness period to the earlier of (i) twenty-four weeks after the PPP loan disbursement date, or (ii) December 31, 2020. Section 1106 of the CARES Act required that 75% of PPP loan proceeds be spent on eligible payroll costs during the forgiveness period to qualify for loan forgiveness, with the remaining 25% of PPP proceeds spent on qualified non-payroll expenses. In contrast, the PPP Flexibility Act requires that borrowers spend at least 60% of PPP loan proceeds on eligible payroll costs, with the remaining 40% of PPP loan proceeds spent on any combination of qualified non-payroll expenses. Section 3(c) of the PPP Flexibility Act provides for deferment of PPP loan payments for ten months after the end of the loan forgiveness covered period. On October 7, 2020, the SBA further clarified that lenders must recognize that the PPP Flexibility Act automatically extended the deferral period for payments on all PPP loans, even if the executed promissory note indicated a shorter deferral period. The Company’s PPP loan payment schedules have been revised to reflect the extended term for deferral of payments.

The PPP Loans may be forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

The Company has recorded the PPP Loans as a liability in accordance with FASB ASC 470, “Debt” and has recorded accrued interest through September 30, 2020. Proceeds from the PPP Loans will remain recorded as a liability until either (1) the PPP Loans are, in part or wholly, forgiven, and the Company has been legally released, or (2) the Company pays off the PPP Loans. If the PPP Loans are, in part, or wholly forgiven, the liability will be reduced and a gain on the extinguishment will be recognized.

The Company has used approximately 96% of its PPP Loans proceeds to fund payroll expenses, with the remainder spent for utilities and rent. As of September 30, 2020, the Company has met the PPP eligibility criteria for forgiveness of all PPP Loan amounts in excess of the $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”) received by WCI. WCI applied for forgiveness in August 2020 but has not yet received formal notice of forgiveness. Mentor expects to apply for forgiveness of its PPP Loan in the fourth quarter of 2020.

The Company has not taken any action that would cause any portion of the loans to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two years at an interest rate of 1%, following the deferral provided under the PPP Flexibility Act of ten months after the covered period.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 17 – Paycheck protection program loans and Economic injury disaster loan (continued)

PPP loan balances at September 30, 2020 consist of the following:

September 30, 2020

April 23, 2020 loan from Bank of Southern California to Mentor Capital, Inc., including accrued interest of $270 at September 30, 2020. The note bears interest at 1% per annum, with a revised maturation date of January 23, 2023, with monthly principle and interest payments of $4,305 beginning August 23, 2021. The note may be forgiven in its entirety if used for eligible purposes.	$76,770

May 5, 2020, loan from Republic Bank of Arizona to Waste Consolidators, Inc., including accrued interest of $1,529 at September 30, 2020. The note bears interest at 1% per annum, with a revised maturation date of November 6, 2022, with monthly principle and interest payments of $21,579 beginning June 6, 2021. The note may be forgiven for all except $10,000 if used for eligible purposes.	384,871

Total paycheck protection program loan balances	461,640

Less: Current maturities	90,574

Long-term portion of paycheck protection plan loans	$371,066

Interest expense on PPP Loans for the three and nine months ended September 30, 2020 was $1,048 and $1,798, respectively.

Economic injury disaster loan

On April 24, 2020, WCI received a $10,000 SBA EIDL Advance. The EIDL Advance is an emergency grant under Section 1110 of the Cares Act, which expands businesses’ access to Economic Injury Disaster Loans under Section 7(b)(2) of the Small Business Act. Because EIDL Advance repayment is not required, the EIDL Advance is recognized in other income for the nine months ended September 30, 2020. This amount will reduce the portion of PPP Loans available for forgiveness by $10,000.

On July 9, 2020, WCI received an additional Economic Injury Disaster Loan in the amount of $150,000 through the SBA. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2020, and matures July 2050. The loan is collateralized by all tangible and intangible assets of WCI.

EIDL loan balances at September 30, 2020 consist of the following:

September 30, 2020
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $1,172 as of September 30, 2020. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2021, and matures July 2050.	$151,172

Less: Current maturities	-

Long-term portion of economic injury disaster loan	$151,172

Interest expense on the EIDL Loan for the three and nine months ended September 30, 2020 was $1,172.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 18 - Accrued salary, accrued retirement, and incentive fee - related party

As of September 30, 2020 and December 31, 2019, the Company had an outstanding liability to its CEO as follows:

	September 30, 2020	December 31, 2019
Accrued salaries and benefits	$840,874	$829,231
Accrued retirement and other benefits	547,166	540,860
Offset by shareholder advance	(261,653)	(261,653)
	$1,126,387	$1,108,438

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three and nine months ended September 30, 2020 and 2019, the incentive fee expense was $0 and $0, respectively.

Note 19 – Related party transactions

WCI received a short term loan from an officer of WCI in December 2018. The loan did not originally bear interest and the balance reported on the condensed consolidated balance sheet as a related party payable, at September 30, 2020 and December 31, 2019, was $0 and $27,472, respectively. Due to the length of time the loan was outstanding, interest of $2,065 (6%) was paid with the final balance due on January 23, 2020.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 21 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has determined that there are two reportable segments; 1) the cannabis and medical marijuana segment which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, the operation of subsidiaries in the cannabis and medical marijuana sector, and in 2019, included the fair value of cannabis stock securities investments, and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also has a small investment in General Dynamics Corp. (NYSE: GD), an aerospace and defense corporation, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, and the investment in Neucourt that is included in the Corporate, Other, and Eliminations section below. The NeuCourt investments were previously reported as an investment that would be useful in the cannabis space, however, NeuCourt has determined it will not become a cannabis legal services company. Prior period segment information presented below contains reclassification of NeuCourt investments from the cannabis and medical marijuana segment to the Corporate, other, and eliminations segment.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate, Other and Eliminations	Consolidated
Three months ended September 30, 2020
Net revenue	$11,730	$1,219,800	$-	$1,231,530
Operating income (loss)	4,516	(230,490)	(189,005)	(414,979)
Interest income	8	-	24,960	24,968
Interest expense	-	9,517	(1,004)	8,513
Property additions	-	6,490	2,581	9,071
Depreciation and amortization	-	3,892	2,038	5,930

Three months ended September 30, 2019
Net revenue	$13,312	$1,058,025	$-	$1,071,337
Operating income (loss)	(38,426)	9,276	(280,397)	(309,547)
Interest income	30	4	21,507	21,541
Interest expense	-	7,214	(1,134)	6,080
Property additions	-	-	-	-
Depreciation and amortization	-	2,653	2,932	5,585

Nine months ended September 30, 2020
Net revenue	$36,297	$3,503,563	$-	$3,539,860
Operating income (loss)	(16,624)	(174,878)	(665,076)	(856,578)
Interest income	-	-	65,504	65,504
Interest expense	-	25,829	(3,132)	22,697
Property additions	-	23,231	7,593	30,824
Depreciation and amortization	-	10,190	4,679	14,869
Total assets	2,095,569	1,955,675	702,561	4,753,805

Nine months ended September 30, 2019
Net revenue	$145,564	$3,031,519	$-	$3,177,083
Operating income (loss)	(734,818)	67,162	(784,471)	(1,452,127)
Interest income	19,745	10	67,251	87,006
Interest expense	-	19,857	(3,402)	16,455
Property additions	-	8,159	-	8,159
Depreciation and amortization	-	7,959	8,796	16,755
Total assets	2,661,427	1,662,764	945,089	5,269,280

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and 2019

Note 21 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating loss	$(414,979)	$(309,547)	$(856,578)	$(1,452,127)
Gain (loss) on investments	(2,758)	(45,638)	(8,676)	(1,747,608)
Interest income	24,968	21,541	65,504	87,006
Interest expense	(8,513)	(6,080)	(22,697)	(16,455)
Gain on equipment disposals	3,372	-	3,372	1,500
EIDL Advance	-	-	10,000	-
Other income	7,994	-	24,352	11,340

Income before income taxes	$(389,916)	$(339,724)	$(784,723)	$(3,116,344)

Note 22 – Subsequent events

On October 28, 2020, Mentor received $31,000 for its 80% interest in any commercial opportunities resulting from a study performed by Dr. Mandelkorn. Mentor had provided $30,000 of funding for the study, see Note 1.

On October 28, 2020, the $50,000 convertible note receivable from NeuCourt, originally maturing October 31, 2020, was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor, see Note 7.

On November 4, 2020, Mentor’s Motion for Summary Adjudication was granted as to several causes of action against G FarmaLabs Limited and guarantors Atanachi Gonzalez and Nicole Gonzalez in the Superior Court California for the County of Marin. The Court found that G FarmaLabs Limited had breached its obligations under both promissory notes and that each of Mr. Gonzalez and Ms. Gonzalez owed duties to Mentor and Mentor Partner I as guarantors of those same promissory notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2020 and the results of operations for the nine months ended September 30, 2020 and 2019. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2020 and 2019 and our Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification. In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019. In the quarter ended September 30, 2020, WCI has begun offering services in Houston, Texas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity investment in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had approximately 6.7% and 4.7% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 10 to the attached financial statements, as of September 30, 2020 and December 31, 2019, Mentor has provided $181,529 and $146,195, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See note 10 to the consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 and 2018 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at September 30, 2020 and December 31, 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020 the United States patent was issued. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent application and on September 22, 2020, the Canadian patent was issued.

NeuCourt, Inc.

NeuCourt, Inc. is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019 was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5%, originally matured October 31, 2020 and, subsequent to September 30, 2020, was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.1% of the issued and outstanding NeuCourt shares at September 30, 2020.

GlauCanna

On April 13, 2017, the Company agreed to provide $40,000 of funding to offset costs for the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD. In exchange for the funding Mentor, dba GlauCanna would hold an 80% interest in any commercial opportunities that result from the study while Dr. Mandelkorn will hold the remaining 20%. As of September 30, 2020 and December 31, 2019, the Company had paid $30,000 and $30,000 of the funding, respectively. Subsequent to September 30, 2020, Dr. Mandelkorn purchased the Company’s 80% interest in any commercial opportunities arising from the study for $31,000.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been impaired by $803,399 and $765,001 at September 30, 2020 and December 31, 2019, respectively, due to circumstances further described in Note 9 to the condensed consolidated financial statements.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended, see Note 9 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9 to the condensed consolidated financial statements.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner III had no activity from inception through September 30, 2020.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for the purpose of acquisition and investing. Partner IV had no activity from inception through September 30, 2020.

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

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital has participated in the ancillary side of the legal recreational marijuana market. However, Mentor’s preferred focus is medical, and the Company seeks to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

Business Segments

We manage our operations through two operating segments, a cannabis and medical marijuana segment and our long standing investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas, to reduce their facilities operating costs. In late 2019, Mentor expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring investment diversification.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately 9 months of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Revenues

Revenue for the three months ended September 30, 2020 was $1,231,530 compared to $1,071,337 for the three months ended September 30, 2019 (“the prior year period”), an increase of $160,193 or 15%. This increase is due to a $129,252 increase in WCI service fees, partially offset by a ($134) decrease in finance lease revenue, in the current period as compared to the prior year period.

Gross profit

Gross profit for the three months ended September 30, 2020 was $375,735 compared to $248,538 for the prior year period. Cost of goods sold relate to WCI, Partner I, and Partner II. WCI experienced gross profit of $364,004 or 29.8% of revenue, for the three months ended September 30, 2020 compared to $266,251 or 25.2% for the prior year period, an increase of $97,754 and 4.7% in gross profit as a percentage of revenue. Partner I had gross profit of $0 for the three months ended September 30, 2020 as compared to a ($30,384) in the prior year period. Partner II had gross profit of $11,730 for the three months ended September 30, 2020 as compared to $13,312 in the prior year period.

The increase in WCI gross profit percentage was due to a decrease in salaries and related costs of (4.1%), a decrease of (1.8%) in vehicle costs and a decrease in fuel costs of (1.8%), partially offset by an increase in disposal costs of 3.0%, as a percent of WCI revenue over the prior year period. There were no equipment sales in Partner I or Partner II in the three months ended September 30, 2020 and 2019.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2020 was $790,714 compared to $558,085 for the prior year period, an increase of $232,629. We experienced an increase of $280,841 in consulting fees, an increase of $34,841 in salaries, and an increase of $953 in other selling, general and administrative expenses, partially offset by a decrease of ($13,854) in bad debt expense, a decrease of ($46,976) in shareholder service costs, and a decrease of ($23,176) in legal and professional fees, for the three months ended September 30, 2020 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $25,063 for the three months ended September 30, 2020 compared to ($30,177) for the prior year period, an increase of $55,240. We experienced an increase of $42,880 due to a decrease in loss on investments, an increase of $3,427 in interest income, a $3,372 gain on equipment disposal in current year period, and other income of $7,994, partially offset by an increase in interest expense of ($2,433), in the current three months ended September 30, 2020 as compared to the prior year period.

Net results

The net result for the three months ended September 30, 2020 was a net loss attributable to Mentor of ($273,955) or ($0.012) per Mentor common share compared to net loss attributable to Mentor in the prior year period of ($336,816) or ($0.015) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Revenues

Revenue for the nine months ended September 30, 2020 was $3,539,860 compared to $3,177,083 for the nine months ended September 30, 2019 (“the prior year nine-month period”), an increase of $362,777 or 11.4%. This increase is due to an increase in WCI monthly service fees of $472,044, partially offset by decrease of ($74,889) in lease equipment sales, a decrease of ($26,068) in finance lease revenue, and a decrease of ($8,310) in consulting revenue, in the current nine-month period as compared to the prior year nine-month period.

Gross profit

Gross profit for the nine months ended September 30, 2020 was $1,120,659 compared to $929,553 for the prior year nine-month period. Cost of goods sold relate primarily to WCI, Partner I and Partner II. WCI experienced gross profit of $1,084,362 or 31.0% of revenue for the nine months ended September 30, 2020 compared to $868,161 or 28.6% for the prior year nine-month period (after a reclass of $20,495 to cost of goods sold from selling, general and administrative costs, in the prior year nine-month period), an increase of $216,201 with an increase as a percentage of revenue of 2.4%. Partner I had gross profit of $0 for the nine months ended September 30, 2020 as compared to ($23,248) in the prior year nine-month period. Partner II had gross profit of $36,297 for the nine months ended September 30, 2020 as compared to $55,836 in the prior year nine-month period.

The increase in WCI gross profit percentage was due to a decrease in salaries and related costs of (2.0%), a decrease in fuel costs of (1.3%), and a decrease in vehicle costs of (1.3%), partially offset by an increase in disposal costs of 2.2%, as a percent of WCI revenue over the prior year nine-month period. Partner I has not received any payments on G Farma equipment leases receivable since February of 2019 and G Farma is classified as non-performing.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2020 was $1,977,237 compared to $2,381,680 for the prior year nine-month period (after a reclass of $20,495 to cost of goods sold from selling, general and administrative costs in the prior year nine-month period), a decrease of ($404,443). The main reason for the decrease is a ($709,346) decrease in bad debt expense, ($730,469 of bad debt expense was recorded in the prior year nine-month period to reserve against the finance lease receivable from G Farma, see footnotes 1 and 9 to the financial statements.) In addition, the Company experienced a ($45,270) decrease in shareholder services costs, a ($35,858) decrease in professional fees, and a ($30,579) decrease in other selling, general and administrative expenses, partially offset by a $18,436 increase in insurance expense, an increase of $330,841 in management fees, and an increase in salary and related costs of $67,333, in the current period as compared to the prior year nine-month period.

Other income and expense

Other income and expense, net, totaled $71,855 for the nine months ended September 30, 2020 compared to ($1,664,217) for the prior year nine-month period, an increase of $1,736,072. WCI received a $10,000 EIDL Advance in the current nine-month period. In addition, $1,688,824 of the increase is due to an impairment in the prior year nine-month period on G Farma notes receivable, contractual interest in a G Farma legal recovery, and equity in G Farma Equity Entities, $50,108 is due to decrease in losses from other investments, $1,872 is due to an increase in gain on equipment disposals, and $13,012 is due to an increase in other income, partially offset by a ($21,502) decrease in interest income, and a ($6,242) increase in interest expense, in the current nine-month period as compared to the prior year nine-month period.

Net results

The net result for the nine months ended September 30, 2020 was net loss attributable to Mentor of ($705,910) or ($0.031) per Mentor common share compared to net loss attributable to Mentor in the prior year nine-month period of ($3,151,686) or ($0.136) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2020 we had cash and cash equivalents of $650,958 and a working capital of $817,244.

Operating cash outflows in the nine months ended September 30, 2020 were ($740,180), including ($798,373) of net loss, less gain on equipment disposal of ($3,372), less non-cash amortization of discount on our investment in account receivable of ($61,908), less an increase in accrued interest income of ($2,914), and an increase in operating assets of ($62,931), partially offset by non-cash depreciation and amortization of $14,869, non-cash amortization on right of use assets of $59,562, non-cash bad debt expense of $44,993, a $3,507 unrealized loss on investment in securities, a $5,169 unrealized loss on long-term investments, and a $61,218 increase in operating liabilities.

Cash inflows from investing activities in the nine months ended September 30, 2020 were $182,058 due to $300,648 proceeds from finance leases receivable, $4,140 proceeds from sale of property and equipment, and $4,000 proceeds received on investment in accounts receivable, partially offset by ($38,115) purchase of investment in securities, ($35,334) purchase of a contractual interest in legal recovery, ($32,177) purchase, of property and equipment, and ($21,104) down payments on right of use assets.

Net inflows from financing activities during the nine months ended September 30, 2020 were $522,469 consisting of $459,842 proceeds from paycheck protection program loans, and $150,000 proceeds from an Economic Injury Disaster Loan, partially offset by ($27,472) of payments on related party payable, ($19,518) of payments on long-term debt, and ($40,383) of payments on finance lease liabilities. We will be required to raise additional funds through financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

For the nine months ended September 30, 2020, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2019. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. We intend to vigorously pursue collection of damages against G FarmaLabs Limited, Mr. Gonzalez, and Ms. Gonzalez.

The Company also plans to vigorously pursue the litigation.

On January 31, 2020, following grant of the Company’s motion for a writ of possession, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment were applied to the G Farma lease receivable balance as of June 30, 2020.

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

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 25 years, and only five years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, improper reporting due to Mentor’s officers’ limited reporting experience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of September 30, 2020, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.07. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants will be increasingly exercised when the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At September 30, 2020, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions during the nine months ended September 30, 2020, and there were no warrant redemptions in 2019.

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

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states, and the U.S. government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty, we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business, and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting the sale of what is considered drug paraphernalia. If our or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets. A company in which we invested suffered asset seizure which included some equipment licensed by us that we have so far been unable to recover.

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

A failure to obtain financing could prevent us from executing our business plan

We anticipate that current cash resources will be sufficient for us to execute our business plan for the next 9 months. It is possible that if future financing is not obtained, we will not be able to execute our plans or continue to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with more pre-IPO businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

We are engaged in litigation.

On May 28, 2019, we filed a complaint against the G Farma Entities and three guarantors of the G Farma agreements in the Superior Court of California in the County of Marin, for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. While we have recovered possession of the equipment leased to G Farma and our motion for summary adjudication has been granted as to several of the causes of action in our complaint, there is no surety that we will prevail on all causes of action in this lawsuit or that we will be able to recover funds if we do prevail.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley, and other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees and independent contractors. Competition for recruiting and retaining highly skilled personnel with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced personnel as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 20.42% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of November 4, 2020, Mr. Billingsley owned approximately 13.81% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 20.42% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by the management of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation, or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. As board members and officers, Mr. Billingsley, and the other persons in management positions of the Company owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other officers and directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under California, Texas, and Delaware law.

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

Mentor Capital, Inc.

Date: November 12, 2020	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: November 12, 2020	By:	/s/ Lori Stansfield
Lori Stansfield, Chief Financial Officer