Form 10-K
period 2020-12-31
Mentor Capital, Inc.
filed 2021-04-15
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting Company	[X]	Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial acounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

At June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $1,899,590. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 30, 2021, there were 22,850,947 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securites and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For example, statements in this Form 10-K regarding potential future impact of COVID-19 on the Company’s business and results of operations are forword-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impact Related to COVID-19:” Moreover, our legacy investments in the cannabis-related industry or other industries may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2020 and 2019, no warrants were redeemed.

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

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In early 2013 in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. On August 29, 2013, the Company decided to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification.

Electrum Partners, LLC (Electrum)

The Company has an equity interest in Electrum which is carried at cost of $194,028 and $194,028 at December 31, 2020 and 2019, respectively. This equates to 6,198 membership interest units. At December 31, 2020 and 2019, the Company had a 6.69% and 6.70% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of December 31, 2020 and 2019, Mentor has provided $181,529 and $146,195, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See note 10 to the consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 was limited to payment of patent application maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at December 31, 2020 and 2019.

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

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5%, originally matured October 31, 2020, and was amended on October 28, 2020 to extend the maturity date to October 31, 2022. As consideration for the extension date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor.

Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2020. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

GlauCanna

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD, of which $30,000 had been funded at December 31, 2019. Mentor, doing business as GlauCanna, was to hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn would hold the remaining 20%. On October 28, 2020, Dr. Mandelkorn paid the Company $31,000 in exchange for Mentor’s 80% interest.

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington that had planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Subsequent to the initial investment, the Company executed eight addenda. Addendum II through Addendum VIII increased the aggregate principal face amount of the two notes to $1,100,000 and increased the combined monthly payments of the notes to $10,239 per month beginning March 15, 2019 with a balloon payment on the notes of approximately $894,172 due at maturity. G Farma has not made scheduled payments on the notes receivable since February 19, 2019 and the notes were fully reserved at December 31, 2020 and 2019. See note 8 to the consolidated financial statements.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities and the equity investment, formerly valued at $41,600, was fully imparied at December 31, 2020 and 2019. See note 8 to the consolidated financial statements.

On March 17, 2017 the Company entered into a Consulting Agreement with G Farma whereby the Company provided consulting services to G Farma. Under Addendum VIII, the monthly consulting payment was increased by subsequent addenda, and effective March 15, 2019 was $2,828 per month. Consulting service fees have not been paid since February 19, 2019. See note 8 to the consolidated financial statements.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for the closure.

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the City of Corona on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due to the Company. See notes 8, 9, and 10 to the consolidated financial statements. In January 2020, the Company recovered all remaining equipment leased to G Farma that was not impounded by the Corona Police Department. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered in early 2020.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019, and Company management feels it is unlikely we will recover amounts due us. We recorded a bad debt allowance of $765,001 on the finance lease receivable as of December 31, 2019 and increased the allowance by $19,519 for the year ended December 31, 2020, see note 9 to the consolidated financial statements. In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,569 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

At December 31, 2019, we fully impaired G Farma notes receivable of $1,045,051, accrued interest of $28,680, and our investment in the G Farma contractual interest in legal recovery of $600,002. The Company’s equity investment in G Farma Entities, previously valued at $41,600, was also impaired and reduced to $0, at December 31, 2019, see notes 8 and 10 to the consolidated financial statements.

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

On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold in 2020, see note 9 to the consolidated financial statements.

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570.62 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. We intend to vigorously pursue the collection of damages against G FarmaLabs Limited, Mr. Gonzalez, and Ms. Gonzalez.

The Company also plans to vigorously pursue its remaining claims against the G Farma Entities; however, collection is uncertain at this time.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. On September 25, 2020, a limited liability company named Mentor Partner I, LLC (“Partner I Texas”) was organized under the laws of the State of Texas. A member-approved merger between Partner I and Partner I Texas was approved by the California and Texas Secretaries of State, and became effective February 17, 2021, with Partner I Texas as the surviving entity. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. During the years ended December 31, 2020 and 2019, Mentor withdrew capital of $300,000 and $0, respectively, from Partner I. Partner I did not have any sales revenue for the years ended December 31, 2020 or 2019. Interest income recognized from Partner I finance leases for the years ended December 31, 2020 and 2019, was $0 and $23,811, respectively. The finance leases resulting from this investment have been impaired by $803,399 and $765,001 as of December 31, 2020 and 2019, respectively, due to circumstances described in note 9 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. The entity was originally organized as a limited liability under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On September 25, 2020, a limited liability company named Mentor Partner II, LLC (“Partner II Texas”) was organized under the laws of the State of Texas. A merger between Partner II and Partner II Texas was approved by the California and Texas Secretaries of State, and became effective February 17, 2021, with Partner II Texas as the surviving entity. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC (“Pueblo”), under a Master Equipment Lease Agreement, dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. During the years ended December 31, 2020 and 2019, Mentor withdrew capital of $150,000 and $100,000, respectively, from Partner II. During the year ended December 31, 2020 and 2019, Partner II recognized finance revenue of $47,707 and $51,603, respectively. During the year ended December 31, 2020, Partner II did not have any equipment sales. During the year ended December 31, 2019, Partner II recognized equipment sales on finance leases of $74,889 with cost of goods of $57,607.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner III had no activity subsequent to formation and was dissolved on December 16, 2020.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner IV has had no activity since its formation and was dissolved on December 16, 2020.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from investments in the medical marijuana and social use cannabis sector to include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

Mentor seeks to take significant positions in target companies to provide public market liquidity for founders, protection for investors, funding for the companies, and to incubate private companies that Mentor believes to have significant potential. When Mentor takes a significant position in its investees, it provides financial management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance that are similar to what is required of public companies are three potential key advantages to company founders working with Mentor Capital, Inc.

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital sought to invest in the legal recreational marijuana market. However, Mentor’s preferred focus was medical, and the Company sought to invest in companies that would facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma and blunting chronic pain.

At December 31, 2020, the Company and subsidiaries had the following non-cannabis and cannabis-related investments in place. The Company’s investment in these companies currently totals $1,501,127:

•$194,028 investment in Electrum Capital Partners, LLC membership interests.

•$381,529 investment in contractual interest in Electrum Capital Partners, LLC legal recovery.

•$67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $4.8 Million revenue generating private service business based in Phoenix, AZ with services in Austin, TX and Houston, TX also. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facilities related costs.

•$330,058 investment in an account receivable with annual payments of $117,000 that expires in or around January 2026 from a non-affiliated individual. This is net of a ($139,148) impairment recorded in 2020.

•$375,951 finance leases receivable from Pueblo West.

•$10,000 invested in NeuCourt, Inc. Common Stock, representing approximately 6.13% of issued and outstanding NeuCourt Common Stock at December 31, 2020.

•$25,000 investment through Mentor IP, LLC for potential rights on a patent application for THC vape systems.

•$82,038 invested in NeuCourt, Inc. including accrued interest under two convertible promissory notes receivable that bear interest at 5% per annum.

•$34,826 investments in securities listed on either NYSE or NASDAQ.

The Company also holds warrants to purchase up to 77,500 shares of NeuCourt, Inc. common stock exercisable at $0.02 per share and warrants to purchase up to 400,000 shares of OTCQB listed companies, at an aggregate exercise price of $500.

The Company continually works to identify potential acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently, there are approximately 36 states and the District of Columbia, Guam, Puerto Rico, and U.S. Virgin Islands that have laws and/or regulation that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. The state laws are in conflict with the federal Controlled Substances Act, which classifies cannabis as a schedule I controlled substance and makes marijuana use and possession illegal at the national level. In Gonzales v. Raich, 545 U.S. 1, 125 S. Ct. 2195 (2005), the United States Supreme Court ruled that under the authority of the Commerce Clause, U.S. Const., art. I, § 8, it is the Federal Government that has the right to regulate cannabis under the Controlled Substances Act and criminalize cannabis, even for medical purposes. Thus, even in states where the use of cannabis has been legalized, its use remains a violation of federal law. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. This policy remained largely unchanged under the Trump administration. During his campaign, President Biden stated at different points that he supports medical cannabis legalization, the modest rescheduling of cannabis under federal law, and allowing states to enact their own cannabis laws. However, there is no guarantee that federal policy and practice will not change regarding the low-priority enforcement of federal laws in states where cannabis has been legalized.

Competition

We face formidable competition in every aspect of our business. There are many companies that are interested in investing in target companies, similar to our focus, energy, mining and minerals, technology, consumer products, management services, manufacturing sectors, and the medical marijuana and cannabis industry, many of which are well-funded companies.

Employees

Mentor relocated its corporate office from Ramona, California to Plano, Texas in September 2020 and has 2 full-time employees. The corporate office employees rely heavily on outside CPA and corporate counsel support and together provide administrative support for MCIP, Partner I, and Partner II operations.

WCI has 42 full-time employees in Tempe, Arizona, 9 full-time employees in Austin, Texas, and 2 full-time employees in Houston, Texas.

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

Our periodic reports and other required disclosures are available at our company website located at: www.MentorCapital.com.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the years ended December 31, 2020 and 2019, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for one year after the date these financial statements are issued. It is possible that if future financing is not obtained, we will not be able to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Management voluntarily transitioned to a fully reporting company and spends considerable time meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 26 years, and only six years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, inadvertant improper reporting due to Mentor’s officers’ limited reporting experience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2020, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.081. As of the same date the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At December 31, 2020, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in 2020 or 2019.

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

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward legalization of cannabis products, many states, and the U.S. government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty, we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business, and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting the sale of what is considered drug paraphernalia. If our, or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets. A company in which we invested suffered asset seizure which included some equipment licensed by us that caused us to incur a loss.

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

We are engaged in litigation.

On May 28, 2019, we filed a complaint against the G Farma Entities and three guarantors of the G Farma agreements in the Superior Court of California in the County of Marin, for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. While we have recovered possession of a large portion of the equipment leased to G Farma and our motion for summary adjudication has been granted as to several of the causes of action in our complaint, including breach of the two promissory notes totaling $1,166,570, there is no surety that we will prevail on the remaining causes of action in this lawsuit or that we will be able to recover funds if we do prevail.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of key staff could have a material adverse effect on our business and prospects. Currently, we have two full-time employees and we rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals that we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 19.50% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 30, 2021, Mr. Billingsley owned approximately 12.79% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 19.50% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under Texas, California and Delaware law. The managers of Mentor Partner I, LLC and Mentor Partner II, LLC have been indemnified to the maximum extent permitted under California and Texas law.

The worldwide economy could impact the company in numerous ways.

The effects of negative worldwide economic events, such as the March 2020 coronavirus outbreak, may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Competitors in the Canadian public market may have a material advantage over us. The Canadian government has loosened the laws and regulations with regard to cannabis earlier and at a faster pace than in the United States. The financial regulations with regard to cannabis investing and banking are also more favorable in Canada than for the Company in the United States. This Canadian advantage may have a material negative effect on the Company's business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mentor rented 2,000 square feet of office space for $2,990 per month under a one-year lease in Ramona, California which expired September 2020. Mentor relocated to Plano, Texas, in September 2020, and now reimburses facilities costs of $2,456 per month to the property owners, the Billingsley family. The Company does not pay rent. The Company’s Ramona rent and facilities costs were formerly $4,408 per month.

WCI manages its Arizona and Texas business from its Tempe, Arizona location where it leases approximately 3,000 square feet of office and warehouse space for $2,200 per month under an operating lease which expired in January 2021 and was amended February 18, 2021 to extend the lease through February 2023. Monthly rent under the extended lease is $2,350 per month for the first year of the lease and $2,500 per month for the second year of the lease. Beginning January 1, 2022, WCI will also pay monthly its share (1.90% of total rentable square footage) of the common area operating expenses increase over the common area operating expenses incurred by the landlord in calendar year 2021. WCI does not have an office or warehouse space in Austin, Texas or Houston, Texas.

MCIP, Partner I, and Partner II office and administrative support are provided by Mentor in its Plano, Texas corporate offices.

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

On January 31, 2020, following grant of the Company’s motion for a writ of possession, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. Repossessed equipment with a cost of $622,670 was sold in 2020 to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. See footnote 9 to the consolidated financial statements.

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. We intend to vigorously pursue the collection of damages against G FarmaLabs Limited, Mr. Gonzalez, and Ms. Gonzalez. However, collection is uncertain at this time.

The Company also plans to vigorously pursue the remaining claims against the Defendants in the litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of Common Stock are traded on the Over-The-Counter OTCQB The Venture Market (“OTCQB”) under the symbol “MNTR”.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported on the OTC Markets. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended December 31, 2020	$0.140	$0.070
Quarter Ended September 30, 2020	$0.210	$0.070
Quarter Ended June 30, 2020	$0.180	$0.065
Quarter Ended March 31, 2020	$0.225	$0.080
Quarter Ended December 31, 2019	$0.190	$0.066
Quarter Ended September 30, 2019	$0.349	$0.150
Quarter Ended June 30, 2019	$0.540	$0.290
Quarter Ended March 31, 2019	$0.750	$0.330
Quarter Ended December 31, 2018	$0.880	$0.300

Holders

As of December 31, 2020, there were approximately 11,353 registered holders of record of our Common Stock. As of December 31, 2020, we had a total of 22,850,947 shares of Common Stock issued and outstanding; 11 shares of Series Q Preferred Stock issued and outstanding; 87,456 Series B warrants outstanding which are exercisable for 87,456 shares of Common Stock; 6,252,954 Series D warrants outstanding which are exercisable for 6,252,954 shares of Common Stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This will be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period January 1, 2019 through December 31, 2020, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased under plan	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through December 31, 2019	0	N/A	44,748	255,252
January 1 through December 31, 2020	0	N/A	44,748	255,252
TOTAL	0		44,748	255,252

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not immediately intend to create such a plan in the future.

Recent Sales of Unregistered Securities

On March 22, 2017, Mentor sold 222,223 shares of its unregistered Common Stock in a private placement for $500,002.

On October 3, 2019, the Company rescinded the sale and subsequent to year-end, on March 6, 2020, cancelled the issuance of 222,223 shares of its Common Stock due to a complete failure of consideration, see note 10 to the consolidated financial statements.

On April 28, 2017, Mentor sold 66,667 shares of its unregistered Common Stock in a private placement for $100,000.

On October 3, 2019, the Company rescinded the sale and subsequent to year-end, on March 6, 2020, cancelled the issuance of 66,667 shares of its Common Stock due to a complete failure of consideration, see note 10 to the consolidated financial statements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the consolidated financial statements for the years ended December 31, 2020 and 2019. In the last half of 2020, WCI began offering services in Houston, Texas. This has led to an increase in selling, general and administrative expenses as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment, and management company. The Company has a membership equity interest in Electrum which is carried at cost of $194,028 and $194,028 at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company’s investment represents a 6.69% and 6.70% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As described further in note 10 to the consolidated financial statements, as of December 31, 2020 and 2019, Mentor has provided $181,529 and $146,195, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”).

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

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2020 and 2019 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees have been expensed when paid and there were no assets related to the MCIP patents on the consolidated financial statements at December 31, 2020 and 2019. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020 the United States patent was issued. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent application and on September 22, 2020, the Canadian patent was issued.

NeuCourt, Inc.

NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019 was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5%, originally matured October 31, 2020 and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000, approximately 6.1% of the issued and outstanding NeuCourt shares at December 31, 2020.

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington and planned operations in California under two temporary licenses which were pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company made several additional investments in G Farma. Addenda II through VIII increased the aggregate investment amount to $1,110,000. G Farma has not made scheduled payments on the notes receivable since February 19, 2019. See note 8 to the consolidated financial statements.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities and have fully impaired this equity investment, formerly valued at $41,600. See note 8 to the consolidated financial statements.

On March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company provided consulting services to G Farma. The monthly consulting payment was increased to $2,828 per month effective March 15, 2019, under the March 4, 2019 Addendum VIII modification paid on January 29, 2019. Consulting service fees have not been paid since February 19, 2019.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was notified that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, was impounded by the Corona Police, see further description under Mentor Partner I, LLC, below, and note 8 to the consolidated financial statements.

This event severely impacted G Farma’s ability to pay amounts due the Company in the future and led the Company, in the quarter ended March 31, 2019, to fully impair G Farma notes receivable of $1,045,051, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. See note 8 to the consolidated financial statements.

The Company’s sale of 288,890 shares of its Common Stock to G Farma in exchange for investment in the G Farma contractual interest in legal recovery was rescinded on October 3, 2019 due to a complete failure of consideration. The Company recognized the rescission of the Common Stock at par value on December 31, 2019. On March 6, 2020, the 288,890 shares of Common Stock were cancelled and returned to unissued shares by the Company’s stock transfer agent. See note 10 to the consolidated financial statements.

Total impairments related to the G Farma investments of $1,688,825 are included in Gain (loss) in investments in the consolidated income statements attached for the year ended December 31, 2019.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the years ended December 31, 2020 and 2019, Mentor withdrew capital of $300,000 and $0, respectively, from Partner I. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I did not have any equipment sales revenue for the years ended December 31, 2020 or 2019.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019 and is classified as non-performing on the consolidated balance sheets at December 31, 2019. Bad debt expense of $19,519 and $765,001, for the years ended December 31, 2020 and 2019, is included in selling, general and administrative expenses in the consolidated income statement.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment recovered by Mentor earlier in 2020. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment has been applied to the G Farma lease receivable balance. Remaining net lease payments receivable from G Farma are fully reserved at December 31, 2020. The Company has initiated an action against the G Farma Lease Entities and several persons who have guaranteed the obligations of the G Farma Entities (the “G Farma Lease Guarantors”) in the Superior Court of California in the County of Marin seeking, among other things, damages caused by G Farma’s and its guarantors’ breaches of the various agreements. We will continue to pursue collection to the maximum extent possible from the G Farma Lease Entities and G Farma Lease Guarantors for collection on all amounts due that have not been recovered through the sale of assets.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was originally organized as a limited liability under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment leased to Pueblo West under a Second Amendment to the lease, see note 9 to the consolidated financial statements. During the years ended December 31, 2020 and 2019, Mentor withdrew capital of $150,000 and $100,000, respectively, from Partner II.

Mentor Partner III, LLC

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner III had no activity subsequent to formation and was dissolved on December 16, 2020.

Mentor Partner IV, LLC

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner IV has had no activity since its formation and was dissolved on December 16, 2020.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,601,231 as of December 31, 2020. The Company continues to experience negative cash flows from operations. The Company’s operating results in 2019 were significantly impacted by G Farma’s default on the notes receivable, failure of consideration related to G Farma’s purchase of shares of Common Stock, and loss of value of the equity interest in G Farma Equity Entities, described in note 8 to the consolidated financial statements, resulting in full impairment of these investments in the aggregate amount of $1,686,653. In addition, in 2019, the Company recorded a bad debt reserve on the G Farma equipment leases receivable of $765,001 and recorded an additional bad debt reserve of $19,519 for the year ended December 31, 2020, see note 9 to the consolidated financial statements.

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

Management's plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding these activities by raising additional capital through the sale of equity securities and obtaining debt financing.

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

Simplifying the Accounting for Income Taxes – Issued in December 2019, ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Debt with Conversion and Other Options, and Derivatives and Hedging on Contracts in an Entity’s Own Equity – Issued in August 2020, ASU 2020-06, “Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the EPS calculation in certain areas. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years; this ASU allows for early adoption at the beginning of the fiscal year. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2020 and 2019.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates, resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2020 and 2019, the Company has an allowance for doubtful receivables in the amount of $59,461 and $38,984, respectively.

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. As discussed in Note 9 to the consolidated financial statements, impairment of the finance lease receivable from G Farma was $803,399 and $786,680 at December 31, 2020 and 2019, respectively, based on Management’s estimate of amounts we expect to recover. The December 31, 2020 impairment represents full impairment of the finance lease receivable from G Farma after applying proceeds from the sale of all recovered assets. The Company will continue to pursue collection for the lease payments remaining from the G Farma Lease Entities and G Farma Lease Guarantors.

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

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years; and vehicles and trailers, four to five years. Depreciation on vehicles used by WCI to service its customers is included in cost of goods sold in the consolidated income statements. All other depreciation is included in selling, general and administrative costs in the consolidated income statements.

Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to expense. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases, and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, are classified as operating leases. Fleet vehicle leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases. Our leases have remaining lease terms of 1 month to 48 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. The Company accounts for its Goodwill in accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2020 and 2019.

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

For each finance lease, the Company recognized as a gain or loss the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at the inception of the applicable lease. At lease inception, we capitalize the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2020 and 2019, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at December 31, 2020 and 2019, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2020 and 2019 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes." The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2020 and 2019, nor were any interest or penalties accrued as of December 31, 2020 and 2019. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Advertising and promotion

The Company expenses advertising and promotion costs as incurred. Advertising and promotion costs were $8,965 and $14,319 for the years ended December 31, 2020 and 2019, respectively.

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

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019:

Revenues

We had revenue of $4,825,956 and gross profit of $1,526,641 (31.6% gross profit) for the year ended December 31, 2020, versus revenue of $4,326,472 and gross profit of $1,280,811 (30.6% gross profit) for the year ended December 31, 2019, an increase in revenue of $499,484 and an increase in gross profit of $245,830. WCI service fee revenue in 2020 increased by $610,390 with an increase in gross profit of $279,077. We formed Partner I and Partner II for the purpose of specific equipment sales-type financing leases. Revenue recognized from direct sale financing leases was $0 in 2020 compared to $74,889 in 2019. Finance lease revenue was $47,707 in 2020 compared to $75,415 in 2019. Consulting revenue was $0 in 2020 compared to $8,310 in 2019.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2020 was $2,600,745 compared to $3,026,754 for the year ended December 31, 2019, a decrease of ($426,009). The decrease was due to a decrease in bad debt expense of ($757,258), a decrease in shareholder services of ($47,850), a decrease in professional fees of ($65,517), and a decrease in other selling, general and administrative expenses of ($54,965), partially offset by an increase in business and vehicle insurance costs of $21,335, an increase in management fees of $448,455, an increase in outside services of $13,923, and an increase in salaries and related costs of $15,868,

Other income and expense

Other income and expense, net, totaled $406,613 for the year ended December 31, 2020, compared to ($1,657,861) for the year ended December 31, 2019, an increase of $2,064,474. The increase was partially due to a $0 impairment loss on G Farma investments in the current year compared to an impairment loss of $1,688,825 on G Farma investments in 2019. In addition, in 2020, Mentor recognized $76,940 and WCI recognized $375,408 of income from debt forgiven under PPP Loans. In 2020, WCI also received an Economic Injury Disaster Loan (EIDL) grant of $10,000 which is recognized as other income. In 2020, a gain of $31,000 was recognized on the sale of GlauCanna rights, and the loss on investment securities decreased by $63,688 from 2019, The increases in other income are partially offset by an impairment of the investment in installment receivables of ($139,148), a decrease in interest income of ($15,542), a decrease in interest expense of ($12,699), a decrease in gain (loss) on equipment disposal of ($2,133), and a decrease in other income and expense of ($11,865).

Net results

The net result for the year ended December 31, 2020 was a net loss attributable to Mentor of ($726,025) or ($0.032) per Mentor common share compared to a loss attributable to Mentor of ($3,436,890) or ($0.149) per Mentor common share for the year ended December 31, 2019. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio, ideally with companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2020, we had cash of $506,174 and working capital of $649,991. Operating cash outflows during 2020 were ($556,844), outflows from investing activities were ($153,048), and inflows from financing activities were $529,455. We are evaluating various options to raise additional funds, including loans. See discussion of cash flow changes under the next section, Liquidity and Capital Resources.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2020, we had cash of $506,174 and working capital of $649,991. Operating cash outflows in the year ended December 31, 2020 were ($556,844), including ($677,541) of net loss, less non-cash forgiveness of PPP loans of ($452,348), less noncash forgiveness of EIDL grant of ($10,000), less gain on equipment disposal of ($67), less amortization of discount on our investment in account receivable of ($87,694), less increase in accrued interest receivable of ($3,917), partially offset by non-cash depreciation and amortization of $27,656, non-cash amortization of right of use assets of $82,609, bad debt expense of $50,983, loss on investment in securities of $10,292, loss on long-term investments of $4,669, non-cash impairment of investment in installment receivable of $139,148, decrease in operating assets of $344,854, and an increase in operating liabilities of $14,512.

Net cash outflows in 2020 from investing activities were ($153,048) including purchase of investment securities of ($83,536), purchase of contractual interest in legal Recovery of Electrum ($35,334), purchases of property and equipment of ($52,177), and down payments on right of use assets of ($25,254), partially offset by proceeds from sale of investment securities of $38,418, proceeds from sale of property and equipment of $835 and proceeds from investment in account receivable of $4,000.

Net inflows from financing activities in 2020 were $529,455, including proceeds from paycheck protection program loans of $459,842, proceeds from EIDL loan of $149,900, proceeds from EIDL grant of $159,900, proceeds from related party note of $20,000, offset by payments on paycheck protection program loans of ($551), payments on short term loan from related party of ($27,472), payments on long-term debt of ($24,017), and payments on finance lease liability of ($58,247).

We will be required to raise additional funds through financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. During the years ended December 31, 2020 and 2019, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

We believe our existing available resources and opportunities will be sufficient to satisfy our funding requirements for twelve months.

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

There were no warrant redemptions in 2020 or 2019. We believe that such warrant redemptions and exercises remain a potential funding source.

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

Item 8. Financial Statements and Supplementary Data.

The full text of the Company’s audited consolidated financial statements for fiscal years ended December 31, 2020, and 2019, begins on page F-1 of this Annual Report.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in internal control over financial reporting in the years ended December 31, 2020 and 2019. Although our Chief Financial Officer agreed to provide services pursuant to a certain Contract Chief Financial Officer Agreement effective October 22, 2020, her duties relating to internal control remain similar and, in some cases, the same; she retains her position as Treasurer of the Company’s Board of Directors.

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

Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2020, are as follows:

Name	Age	Position
Chet Billingsley	68	President and Chief Executive Officer, Chairman of the Board of Directors, and Audit Committee Member
Lori Stansfield	61	Chief Financial Officer, Treasurer, and Director
Robert B. Meyer	81	Secretary and Director
Stan Shaul	56	Director and Audit Committee Member
David G. Carlile	65	Director and Audit Committee Chair

Chet Billingsley has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. On behalf of the Company, Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and, as CEO, successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a Master’s Degree in Applied Physics from Harvard University, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985. An avid business writer, Mr. Billingsley’s most recent feature is “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, has been our Chief Financial Officer since May 27, 2014. On April 9, 2015, Lori was appointed as a director and named as Treasurer. On October 22, 2020, in connection with the Company’s relocation of its corporate headquarters to Plano, Texas, Ms. Stansfield agreed to continue providing Chief Financial Officer services to the Company as an independent contractor. Ms. Stansfield is also the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes and shares of common stock. For the six years prior to joining Mentor, Ms. Stansfield was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited, and prepared financial statements during the past thirty years. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Master’s Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Robert B. Meyer, was named Secretary of the Board of Directors on April 9, 2015. He previously held a director position between January 11, 2000 and August 27, 2003 and later returned to this role on April 29, 2012. As the largest outside shareholder, Mr. Meyer has been a senior professional voice in the company's management for over 18 years. Mr. Meyer was the founder, publisher, and editor of a business magazine, Barter News, which went into print in 1979. In 2003, he began a monthly newsletter called The Competitive Edge. He was one of the first charter inductees of the International Reciprocal Trade Association's "Barter Hall of Fame," and he has twice addressed the American Countertrade Association, a prestigious organization of Major Fortune 500 companies who countertrades in billions of dollars annually. As a business founder, Mr. Meyer brings his knowledge and business understanding to Board discussions. Mr. Meyer is a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots, and Milwaukee Brewers from 1960 - 1971. Mr. Meyer has no affiliated or conflicting outside business interests.

Stan Shaul was appointed as a director on November 24, 1998, and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee. Mr. Shaul was our Treasurer from November 24, 1998 until April 9, 2015. Mr. Shaul is the President of SportsClix, Inc. that he founded and incorporated on November 15, 1999, Co-Founder/Chief Architect of Podium, Inc., the President of Cardan Media, the Senior Solutions Engineer for RichRelevance, Inc. between February and May 2019, the Principal Solutions Consultant for Vlocity between October and August 2020, and currently the Principal Solutions Engineer for Salesforce. He has over 30 years of experience in software engineering, team building, management, and development. As a business founder and significant Company shareholder, he brings business understanding, insight, and shareholder interest to his Board deliberations. He graduated with a Bachelor's degree in Mathematics and Computer Science from UCLA. Mr. Shaul has no affiliated or conflicting outside business interests.

David G. Carlile was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor's Audit Committee and named Audit Committee Chairman. For over 34 years, Mr. Carlile has served in Senior Management positions in the coal industry; he has been the President of Carlile Enterprises, Inc. for over 18 years and he served as the Vice President of Marketing and Sales with Lighthouse Resources from 2012 through May 2016. He received his BS in Mining Geology from the Imperial College, University of London in 1977. He also received a Master's Degree in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

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

The Audit Committee had one meeting in 2019 and one meeting 2020. Both meetings were attended by all Audit Committee members.

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

Audit Committee Report

The Audit Committee provides this report for the Company’s Annual Report for the year ended December 31, 2020 on Form 10-K. The following disclosure is made over the printed names of each member of the Audit Committee. The members of the Audit Committee have signed the current disclosure.

REPORT OF THE AUDIT COMMITTEE

The following is the report of the Audit Committee with respect to our audited financial statements for the fiscal year ended December 31, 2020.

We reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2020. In addition, we discussed with BF Borgers CPA PC the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, we received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and have discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

David Carlile (Audit Committee Chairman)

Stan Shaul

Chet Billingsley

Compensation or Nominating Committees and Conflicts of Interest

The Board does not have a compensation committee comprised of independent directors; the functions that would have been performed by such committee is performed by our directors as a whole. The Board of Directors has not established a nominating committee. The Board has been of the opinion that such committees are not necessary since the Company is in the early stages of developing a portfolio of diversified investments, and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations that may affect management decisions.

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

Shareholders may contact the Chairman of the Board by telephone or email at the Company’s corporate offices with any questions or concerns they wish to have addressed. The Chairman will discuss any material shareholder questions, concerns, or other information with the other directors, as necessary.

Board Leadership and Role in Risk Oversight

Chet Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board. Robert Meyer acts as the Company’s Secretary and lead independent director. Mentor has determined that its leadership structure is appropriate as Mentor is still in the early stages of developing a diversified portfolio, and Mr. Billingsley is the most familiar with the various industries and their related risks. The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis. Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return to all corporate actions.

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

Mentor held four meetings of the Board of Directors in 2020 and four meetings of the Board of Directors in 2019. All directors attended each of the meetings.

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

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer and each other executive officer whose annual compensation exceeded $100,000. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 “Compensation - Stock Compensation,.”

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chet Billingsley	2020	120,000 (1)	0	0	0	0 (3)	28,896(5)	9,500 (2)	158,396
Chairman and CEO	2019	120,000 (1)	0	0	0	0 (3)	52,372(5)	11,500 (2)	183,872

Lori Stansfield	2020	119,649	0	0	0	0	0	19,300(4)	138,949
Treasurer and CFO (4)	2019	143,217	200	0	0	0	0	11,000(4)	154,417

(1)Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document.

(2)Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. In 2020. Mr. Billingsley was paid $2,000 for each of four regular Board Meetings he attended, $500 for each of two instances where significant additional services were provided to the Company related to written resolutions, and $500 for the annual Audit Committee meeting. In 2019, Mr. Billingsley was paid $2,000 for each of four regular Board Meetings he attended, $2,000 for attending the 2019 Shareholder Meeting, $500 for each of two instances when significant additional services were provided to the Company related to written resolutions, and $500 for the annual Audit Committee meeting.

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

(4)Ms. Stansfield became an outside consultant CFO, effective October 22, 2020, and received consulting fees of $10,800 for her service in the last quarter of 2020. Ms. Stansfield also received compensation for services as a member of Mentor’s Board of Directors. In 2020, Ms. Stansfield was paid $2,000 for each of four board meetings she attended, and $500 for one instance when additional services were provided to the Company related to written resolutions. In 2019, Ms. Stansfield was paid $2,000 for each of four board meetings she attended, $2,000 for attending the 2019 Shareholder Meeting, $500 for each of two instances when additional services were provided to the Company related to written resolutions.

(5)Our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $28,896 and $52,372 in 2020 and 2019, respectively.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley and Ms. Stansfield, for the year ended December 31, 2020.

DirectorName	Fees Earned or Paid In Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Stan Shaul	9,000(1)	0	0	0	0	0	0	9,000
Robert B. Meyer	9,000(1)	0	0	0	0	0	0	9,000
David G. Carlile	9,000(1)	0	0	0	0	0	0	9,000

(1)Each director is paid $2,000 for attendance at each regular quarterly Board meeting. During 2020, Mentor Board of Directors were paid for four board meetings held in 2020. In addition, each member of the Board of Directors was paid $500 each time additional services were provided to the Company related to written resolutions. Mr. Shaul and Mr. Carlile were each paid $500 for the annual Audit Committee meeting held in 2020.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 30, 2020 which was 22,850,947.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Chet Billingsley 5964 Campus Court Plano, TX 75093	3,734,894(1, 2)	12.79%(7)
Common Stock	Stan Shaul 3586 Claybourne Court Newbury Park, CA 91320	244,928(3)	0.84%(8)
Common Stock	Robert B. Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	1,303,789(4)	4.47%(8)
Common Stock	David G. Carlile 3336 Daybreaker Drive Park City, UT 84098	168,508(5)	0.58%(8)
Common Stock	Lori Stansfield 903 N Towner Street Santa Ana, CA 92703	240,000(6)	0.82%(8)
Common Stock	Directors and Officers as a group	5,692,119	19.50%(9)

(1)105,324 of Mr. Billingsley’s shares of Common Stock are held in a Rule 10b5-1 Plan under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the Rule 10b5-1 Plan are less than 16,000 shares per week. This Rule 10b5-1 plan was initiated on January 26, 2021 at which time the closing bid price for Mentor stock was $0.15 per share and Rule 10b5-1 sales are expected to continue through the filing of this report. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2)In addition to 1,597,210 shares of Common Stock, Mr. Billingsley also holds 2,050,228 Series D warrants exercisable at $1.60 per share and 87,456 Series B warrants exercisable at $0.11 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series B or D warrants.

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

(5)In addition to 166,008 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Carlile has not exercised any Series D warrants originally held or redeemed as a designee since he became a member of the Company’s board of directors on April 14, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2019, and December 31, 2020, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2020 and 2019.

Fee Category	2020	2019
Audit Fees (1)	$86,940	$78,300
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	7,500	7,250
All Other Fees (4)	-	-

(1)Audit fees include the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2020 or 2019.

(3)The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)All other fees, if any, consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2020 and 2019 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2020 and 2019

•Consolidated Income Statements for the years ended December 31, 2020 and 2019

•Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019

•Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

4.3

Certificate of Designations of Rights, Preferences, Privileges, and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017).

4.4	Description of Company’s Securities.

10.1	Loan Agreement between Chet Billingsley (the “Lender”) and Mentor Capital, Inc. (the “Borrower”) effective March 12, 2021.

21.1	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2020 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: April 12, 2021	By:	/s/ Chet Billingsley
Chet Billingsley,
Director, Chairman, and Chief Executive Officer

Date: April 12, 2021	By:	/s/ Lori Stansfield
Lori Stansfield,
Director, Treasurer and Chief Financial Officer

Directors

Date: April 12, 2021	By:	/s/ Stan Shaul
Stan Shaul
Director

Date: April 12, 2021	By:	/s/ David Carlile
David Carlile
Director

Date: April 12, 2021	By:	/s/ Robert Meyer
Robert Meyer
Director and Secretary

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MENTOR CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, CO

April 12, 2021

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$506,174	$686,611
Investment in securities, at fair value	34,826	-
Accounts receivable, net	508,286	521,605
Net finance leases receivable, current portion	69,053	62,145
Net finance leases receivable, non-performing, current portion	-	269,000
Investment in installment receivable, current portion	26,162	4,000
Convertible notes receivable, current portion	26,454	52,930
Prepaid expenses and other current assets	17,839	59,065
Employee advances	1,050	4,421

Total current assets	1,189,844	1,659,777

Property and equipment
Property and equipment	267,160	153,163
Accumulated depreciation and amortization	(129,974)	(121,542)

Property and equipment, net	137,186	31,621

Other assets
Operating lease right-of-use assets	129,295	324,408
Finance lease right-of-use assets	296,078	169,692
Investment in account receivable, net of discount and current portion	303,896	381,512
Net finance leases receivable, net of current portion	306,898	382,727
Convertible notes receivable, net of current portion	55,584	25,191
Contractual interests in legal recoveries	381,529	346,195
Deposits	9,575	9,575
Long term investments	205,028	209,697
Goodwill	1,426,182	1,426,182

Total other assets	3,114,065	3,275,179

Total assets	$4,441,095	$4,966,577

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2020 and 2019

	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$18,813	$74,120
Accrued expenses	259,934	217,764
Related party payable	20,000	27,472
Deferred revenue	16,198	22,653
Paycheck protection program loan – current portion	6,658	-
Finance lease liability - current portion	79,526	41,675
Operating lease liability - current portion	123,158	184,436
Current portion of long-term debt	15,566	24,017
Total current liabilities	539,853	592,137

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,137,334	1,108,438
Paycheck protection program loan, net of current portion	2,791	-
Economic injury disaster loan	152,602	-
Finance lease liability, net of current portion	190,976	112,418
Operating lease liability, net of current portion	16,150	140,900
Long term debt, net of current portion	66,246	-
Total long-term liabilities	1,566,099	1,361,756
Total liabilities	2,105,952	1,953,893

Commitments and Contingencies (Note 20)	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; 11 and 11 series Q preferred shares issued
and outstanding at December 31, 2020 and 2019*	-	-
Common stock, $0.0001 par value, 75,000,000 shares
authorized; 22,850,947 and 22,850,947 shares issued
and outstanding at December 31, 2020 and 2019	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,601,231)	(9,875,206)
Non-controlling interest	(137,566)	(186,050)
Total shareholders' equity	2,335,143	3,012,684

Total liabilities and shareholders' equity	$4,441,095	$4,966,577
* Par value is less than $0.01

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2020 and 2019

	2020	2019
Revenue
Service fees	$4,778,249	$4,167,858
Lease equipment sales	-	74,889
Finance lease revenue	47,707	75,415
Consulting revenue	-	8,310

Total revenue	4,825,956	4,326,472

Cost of sales	3,299,315	3,045,661

Gross profit	1,526,641	1,280,811

Selling, general and administrative expenses	2,600,745	3,026,754

Operating income (loss)	(1,074,104)	(1,745,943)

Other income and (expense)
Gain (loss) on investments in securities	(14,961)	(78,649)
Realized gain on sale of GlauCanna rights	31,000	-
Impairment of investments	(139,148)	(1,688,825)
Interest income	92,571	108,113
Interest expense	(35,295)	(22,596)
Gain (loss) on equipment disposal	67	2,200
Paycheck protection program loan forgiven	452,348	-
EIDL grant	10,000	-
Other income (expense)	10,031	21,896

Total other income and (expense)	406,613	(1,657,861)

Income (loss) before provision for income taxes	(667,491)	(3,403,804)
Provision for income taxes	10,050	14,828

Net income (loss)	(677,541)	(3,418,632)
Gain (loss) attributable to non-controlling interest	48,484	18,258

Net income (loss) attributable to Mentor	$(726,025)	$(3,436,890)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.032)	$(0.149)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,850,947	23,117,615

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2020 and 2019

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at
December 31, 2018	11	$ -	23,139,837	$ 2,314	$ 13,071,626	$ (6,438,316)	$6,635,624	$(201,784)	$ 6,433,840

Rescind sale of common
Stock to G Farma	-	-	(288,890)	(29)	29	-	-	-	-

Non-controlling
Distribution	-	-	-	-	-	-	-	(2,524)	(2,524)

Net income (loss)	-	-	-	-	-	(3,436,890)	(3,436,890)	18,258	(3,418,632)

Balances at
December 31, 2019	11	-	22,850,947	$ 2,285	$ 13,071,655	$ (9,875,206)	$3,198,734	$(186,050)	$ 3,012,684

Net income (loss)	-	-	-	-	-	(726,025)	(726,025)	48,484	(677,541)

Balance at
December 31, 2020	11	$ -	22,850,947	$ 2,285	$ 13,071,655	$ (10,601,231)	$2,472,709	$(137,566)	$ 2,335,143

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(677,541)	$(3,418,632)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	27,656	23,113
Non-cash amortization on right of use assets	82,609	55,493
PPP loan forgiven	(452,348)	-
EIDL grant forgiven	(10,000)	-
(Gain) loss on equipment disposal	(67)	(2,200)
Bad debt expense	50,983	808,241
Amortization of discount on investment in account receivable	(87,694)	(79,994)
Change in accrued interest income	(3,917)	(8,015)
(Gain) loss on investment in securities, at fair value	10,292	76,395
(Gain) loss on long-term investments	4,669	-
Impairment of G Farma investments	-	1,688,825
Impairment of investment in installment receivable	139,148	-
Decrease (increase) in operating assets
Finance lease receivable	318,402	26,801
Deposits on equipment	-	27,231
Accounts receivable - trade	(18,145)	(127,337)
Prepaid expenses and other current assets	41,226	644
Employee advances	3,371	(417)
Increase (decrease) in operating liabilities
Accounts payable	(55,307)	6,665
Accrued expenses	47,378	(141,804)
Deferred revenue	(6,455)	(15,525)
Accrued salary, retirement and benefits - related party	28,896	81,320
Net cash provided by (used by) operating activities	(556,844)	(999,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(83,536)	-
Proceeds from securities sold	38,418	286,190
Advances on notes receivable	-	(31,000)
Proceeds from notes receivable	-	7,298
Purchase of contractual interest in legal recovery	(35,334)	(146,195)
Purchases of property and equipment	(52,177)	(11,765)
Proceeds from sale of property and equipment	835	2,200
Down payment on right of use assets	(25,254)	(24,032)
Proceeds from investment in receivable	4,000	230,000
Net cash provided by (used by) investing activities	(153,048)	312,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loans	459,842	-
Payments on paycheck protection program loans	(551)	-
Proceeds from EIDL loan	149,900	-
Proceeds from EIDL grant	10,000	-
Proceeds from related party loan	20,000	-
Payments on short term loan from related party	(27,472)	(12,528)
Payments on long-term debt	(24,017)	(54,204)
Payments on finance lease liability	(58,247)	(28,207)
Non-controlling interest distribution	-	(2,524)

Net cash provided by (used by) financing activities	529,455	(97,463)

Net change in cash	(180,437)	(783,963)
Beginning cash	686,611	1,470,574
Ending cash	$506,174	$686,611

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$30,087	$22,975
Cash paid for income taxes	$10,610	$18,948

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$541,865
Right of use assets acquired through finance lease liability	$174,656	$182,301
Property and equipment acquired via long-term debt	$81,812	$-

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), was reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California, by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization, and on January 11, 2000, the Company emerged from Chapter 11 reorganization. The Company relocated to San Diego, California, and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State, and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation. In September 2020, Mentor relocated its corporate office from Ramona, California to Plano, Texas.

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

In 2009, the Company began focusing its investing activities in leading-edge cancer companies. In 2012, in response to government limitations on reimbursement for certain highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long standing member of the Mentor portfolio that was first invested into in 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. On May 5, 2020, the United States patent was issued and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at December 31, 2020 and 2019.

On April 13, 2017, Mentor entered into an agreement to provide $40,000 of funding to offset costs of the application of cannabis oil in a glaucoma study conducted by and otherwise paid for by Dr. Robert M. Mandelkorn, MD, of which $30,000 had been funded at December 31, 2019. Mentor, doing business as GlauCanna, was to hold an 80% interest in any commercial opportunities that result from the study. Dr. Mandelkorn would hold the remaining 20%. On October 28, 2020, Dr. Mandelkorn paid the Company $31,000 in exchange for Mentor’s 80% interest.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were impaired by $803,399 and $765,001 at December 31, 2020 and 2019, respectively. See Note 9.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was originally organized as a limited liability under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 9.

On February 20, 2018, the Company formed Mentor Partner III, LLC (“Partner III”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner III had no activity subsequent to formation and was dissolved on December 16, 2020.

On February 28, 2018, the Company formed Mentor Partner IV, LLC (“Partner IV”), a California limited liability company, as a wholly owned subsidiary of Mentor for acquisition and investing purposes. Partner IV had no activity subsequent to formation and was dissolved on December 16, 2020.

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 and $194,028 at December 31, 2020 and 2019, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 10, Mentor provided capital for payment of Litigation costs in the amount of $181,529 and $146,195 as of December 31, 2020 and 2019, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery. See Note 10.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at December 31, 2020.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will recover amounts due us. We recorded a bad debt allowance of $765,001 on the finance lease receivable as of December 31, 2019 and increased the allowance by $19,519 for the year ended December 31, 2020, see Note 9. In 2020, the Company repossessed leased equipment under G Farma’s control and sold equipment with a cost of $622,670 to the highest offerors for net proceeds of $348,734, after shipping and delivery costs.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 8, 9, and 10, in the Superior Court of California in the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I, which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered in early 2020. All repossessed equipment was sold in 2020. See Note 9.

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. We intend to vigorously pursue the collection of damages against G FarmaLabs Limited, Mr. Gonzalez, and Ms. Gonzalez.

The Company also plans to vigorously pursue its remaining claims against the G Farma Entities; however, collection is uncertain at this time.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,601,231 as of December 31, 2020. The Company continues to experience negative cash flows from operations. The Company’s operating results in 2019 were significantly impacted by G Farma’s default on the notes receivable, failure of consideration related to G Farma’s purchase of shares of Common Stock, and loss of value of the equity interest in G Farma Equity Entities, described in Note 8 to the consolidated financial statements, resulting in full impairment of these investments in the aggregate amount of $1,686,653. In addition, in 2019, the Company recorded a bad debt reserve on the G Farma equipment leases receivable of $765,001 and recorded an additional bad debt reserve of $19,519 for the year ended December 31, 2020, see Note 9.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of December 31, 2020, the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered, and may continue to be hindered, due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma Entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively. Additionally, collectability of our investment in accounts receivable has been impaired by $139,148 in the 4th quarter of 2020, due to a reduction in our expected collection amount for the 2020 and 2021 payments, see Note 4.

Public health efforts to mitigate the impact of COVID-19 include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions could impact WCI’s client businesses’ ability and speed of collecting their tenant rent payments. We do not expect this to significantly reduce demand for WCI services because WCI helps lower monthly service costs paid by its client properties. However, WCI’s clients may experience a delay in collecting rent from tenants, which in turn is expected to cause slower payments to WCI and possible discontinued service and uncollectible accounts receivable. WCI revenue in the fiscal year ended December 31, 2020 has increased by 14.65%, as compared to the revenue in the year ended December 31, 2019, and any impact of COVID-19 for 2021 is estimated to be immaterial. We closely monitor our customer accounts and continue to assess the impact on the collection of accounts receivable as we collect more information.

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

We anticipate that current available resources and opportunities will be sufficient for us to execute our business plan for one year after the date these financial statements are issued. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of COVID-19 and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Segment reporting

The Company has determined that there are two reportable segments: 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Simplifying the Accounting for Income Taxes – Issued in December 2019, ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Debt with Conversion and Other Options, and Derivatives and Hedging on Contracts in an Entity’s Own Equity – Issued in August 2020, ASU 2020-06, “Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the EPS calculation in certain areas. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years; this ASU allows for early adoption at the beginning of the fiscal year. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2020 and 2019.

Accounts receivable

Accounts receivables consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2020 and 2019, the Company has an allowance for doubtful receivables in the amount of $59,461 and $38,984, respectively.

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

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $7,038 and $3,121 at December 31, 2020 and 2019, respectively, as presented in Note 7.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Investment in account receivable, net of discount

The Company’s investment in account receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment. Based on management’s collection estimates, we recorded an impairment of $139,148 on the investment in account receivable at December 31, 2020 which is reflected in other income on the consolidated income statement. See Note 4.

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

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. See Note 9.

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

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases, and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, are classified as operating leases based on expected lease term of 4 years. Fleet vehicle leases entered into beginning January 1, 2019, for which the lease is expected to be extended to 5 years, are classified as finance leases . Our leases have remaining lease terms of 1 month to 48 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Property, and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years; and vehicles and trailers, four to five years. Depreciation on vehicles used by WCI to service its customers is included in cost of goods sold in the consolidated income statements. All other depreciation is included in selling, general and administrative costs in the consolidated income statements.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 7, “Property, Equipment and Leasehold Improvements, Net” for further information.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill related to the 1999 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2020 and 2019.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

WCI works with business park owners, governmental centers, and apartment complexes to reduce facilities related costs. WCI performs monthly services pursuant to agreements with customers. Customer monthly service fees are based on WCI’s assessment of the amount and frequency of monthly services requested by a customer. WCI may also provide additional services, such as apartment cleanout services, large item removals, or similar services, on an as needed basis at an agreed upon rate as requested by customers. All services are invoiced and recognized as revenue in the month the agreed on services are performed.

For each finance lease, the Company recognized as a gain the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at the inception of the applicable lease. At lease inception we capitalize the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2020 and 2019, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at December 31, 2020 and 2019, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2020 and 2019 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes." The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2020 and 2019, nor were any interest or penalties accrued as of December 31, 2020 and 2019. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following at December 31, 2020 and 2019:

	2020	2019
Prepaid insurance	$342	$5,867
Other prepaid costs	17,497	53,198
	$17,839	$59,065

Note 4 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with annual installment payments of $117,000 for 11 years, through 2026, totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through the exercise of 757,059 Series D warrants at $1.60 per share plus a $0.10 per warrant redemption price.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of Covid-19 on the estimated receivable, we may not receive the 2020 installment or the full 2021 installment. Based on management’s collection estimates, we recorded an impairment of $139,148 on the investment in account receivable at December 31, 2020 which is reflected in other income on the consolidated income statement.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The April 10, 2015 investment in account receivable is supported by an exchange agreement and consisted of the following at December 31, 2020 and 2019:

	2020	2019
Face value	$702,000	$706,000
Impairment	(139,148)	-
Unamortized discount	(232,794)	(320,488)
Net balance	330,058	385,512
Current portion	(26,162)	(4,000)
Long term portion	$303,896	$381,512

For the years ended December 31, 2020 and 2019, $87,694 and $79,994 of discount amortization is included in interest income.

Note 5 - Property and equipment

Property and equipment is comprised of the following at December 31, 2020 and 2019:

	2020	2019
Computers	$38,545	$37,271
Furniture and fixtures	23,428	22,075
Machinery and vehicles	205,187	93,817
	267,160	153,163
Accumulated depreciation and amortization	(129,974)	(121,542)

Net Property and equipment	$137,186	$31,621

Depreciation and amortization expense was $27,656 and $23,113 for the years ended December 31, 2020 and 2019, respectively. Of these amounts, depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and was $15,009 and $11,333 for the years ended December 31, 2020 and 2019, respectively. All other depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet and vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, have 4 year terms and are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are expected to be extended to 5 year terms and are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $406,242 and $206,332 as of December 31, 2020 and 2019, respectively. Accumulated amortization associated with finance leases was $110,164 and $36,640 as of December 31, 2020 and 2019, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Lease costs recognized in our consolidated income statements is summarized as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost included in cost of goods	$155,456	$205,015
Operating lease cost included in operating costs	57,363	56,881
Total operating lease cost (1)	212,819	261,896
Finance lease cost, included in cost of goods:
Amortization of lease assets	73,524	36,640
Interest on lease liabilities	18,184	9,640
Total finance lease cost	91,708	46,280
Short-term lease cost	23,920	34,280
Total lease cost	$328,447	$342,456

Right of use asset amortization under operating agreements was $194,957 and $214,030 for the years ended December 31, 2020 and 2019.

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term – operating leases	0.93 years	1.73 years
Weighted-average remaining lease term – finance leases	3.41 years	3.25 years
Weighted-average discount rate – operating leases	10.1%	10.2%
Weighted-average discount rate – finance leases	8.3%	9.0%

Finance lease liabilities were as follows:

	December 31, 2020	December 31, 2019
Gross finance lease liabilities	$310,685	$208,641
Less: imputed interest	(40,183)	(54,548)
Present value of finance lease liabilities	270,502	154,093
Less: current portion	(79,526)	(41,675)
Long-term finance lease liabilities	$190,976	$112,418

Operating lease liabilities were as follows:

	December 31, 2020	December 31, 2019
Gross operating lease liabilities	$146,171	$356,958
Less: imputed interest	(6,863)	(31,622)
Present value of operating lease liabilities	139,308	325,336
Less: current portion	(123,158)	(184,436)
Long-term operating lease liabilities	$16,150	$140,900

Lease maturities are disclosed in Note 15.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2020 and 2019:

	2020	2019

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $1,454 and $191 at December 31, 2020 and 2019. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. Upon extension, the Company received $2,496 of accrued interest. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$26,454	$25,191

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $5,584 and $2,930 at December 31, 2020 and 2019. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	55,584	52,930

Total convertible notes receivable	82,038	78,121

Less current portion	(26,454)	(52,930)

Long term portion	$55,584	$25,191

*The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 98,764 Conversion Shares and the October 31, 2018 Note would convert into 207,515 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

On September 6, 2018, as a result of an Equity Purchase and Issuance Agreement, certain entities were obligated to deliver to Mentor equity interests equal to 3.75% of G Farma and its affiliates’ (“G Farma Equity Entities”) in exchange for Mentor relinquishing its contingent equity rights under the Rights Agreement, increasing the working capital loan by $79,000, and leasing $171,000 of additional equipment to G Farma through Partner I. At December 31, 2018, Mentor had estimated the fair value of the 3.75% equity interest in the G Farma Equity Entities Mentor was supposed to receive, based on then licensed operations of the G Farma Equity Entities, at $41,600. On March 4, 2019, Addendum VIII increased the working capital note by $31,000 and the Company obtained from G Farma an obligation to issue an additional 0.093% interest in the G Farma Equity Entities, resulting in a total 3.843% equity interest in the G Farma Equity Entities and included the addition of Goya Ventures, LLC as a party to the Equity Purchase and Issuance Agreement. However, due to the uncertain financial position of the G Farma Entities, following the closure of its Corporate office and impoundment of certain Mentor assets leased to G Farma, described in Notes 1 and 10, the Company fully impaired its equity interests in G Farma Equity Entities and recorded a loss on investments of $41,600 in the quarter ended March 31, 2019

In addition, on March 17, 2017, the Company entered into a Consulting Agreement with G Farma whereby the Company was to receive a monthly consulting fee in arrears of $1,400 per month. This monthly consulting fee was increased proportionately with Addendum II and Addenda IV through VIII, resulting in a required fee of $2,828, effective March 15, 2019; however consulting fees have not been remitted by G Farma since February 19, 2019 and recognition of consulting fee revenue was suspended, effective April 1, 2019. Consulting fee revenue was $0 and $8,310 for the years ended December 31, 2020 and 2019, respectively.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility; the Company was not informed by G Farma of this incident until March 14, 2019. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the Corona Police. This event significantly impacted G Farma’s financial position and its ability to make future payments under the notes purchase agreements and the finance leases receivable, described in Note 9, due the Company. In early 2020, Mentor recovered all remaining equipment leased to G Farma by Mentor Partner I that had not been impounded by the Corona Police Department. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered in early 2020.

G Farma has not made scheduled payments on the notes receivable or the G Farma finance lease receivable, described in Note 9, since February 19, 2019. All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s motion for summary adjudication for various causes of action including G Farma’s breach of the two promissory notes totaling $1,166,570.62.

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I did not report equipment sales revenue for the years ended December 31, 2020 or 2019.

As discussed in Notes 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019 and is classified as non-performing on the consolidated balance sheets at December 31, 2019. Bad debt expense of $19,519 and $765,001, for the years ended December 31, 2020 and 2019, respectively, is included in selling, general and administrative expenses in the consolidated income statement.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment recovered by Mentor earlier in 2020. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from sale of repossessed equipment has been applied to the G Farma lease receivable balance. Remaining net lease payments receivable from G Farma are fully reserved at December 31, 2020. The Company has initiated an action against the G Farma Lease Entities and the G Farma Lease Guarantors in the Superior Court of California in the County of Marin seeking, among other things, damages caused by G Farma’s and its guarantors’ breaches of the various agreements. We will continue to pursue collection to the maximum extent possible from the G Farma Lease Entities and G Farma Lease Guarantors for collection on all amounts due that have not been recovered through the sale of assets.

Net finance leases receivable, non-performing, consists of the following at December 31, 2020 and 2019:

	2020	2019
Gross minimum lease payments receivable	$1,203,404	$1,455,685
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(786,680)
Finance leases receivable	-	269,000
Less current portion	-	(269,000)
Long term portion	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II recorded equipment sales revenue of $0 and $74,889 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consists of the following at December 31, 2020 and 2019:

	2020	2019
Gross minimum lease payments receivable	$477,680	$587,854
Accrued interest	2,141	2,463
Less: unearned interest	(103,870)	(145,445)
Finance leases receivable	375,951	444,872
Less current portion	(69,053)	(62,145)
Long term portion	$306,898	$382,727

Finance lease revenue recognized on Partner I finance leases for the years ended December 31, 2020 and 2019, was $0 and $23,811, respectively.

Finance lease revenue recognized on Partner II finance leases for the years ended December 31, 2020 and 2019 was $47,707 and $51,603, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

At December 31, 2020, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending December 31,	Lease Receivable	Interest
2021	$71,193	41,409
2022	76,727	28,901
2023	85,256	20,391
2024	94,731	10,989
2025	42,950	2,068
Thereafter	5,094	112
	$375,951	$103,870

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of December 31, 2020 and 2019, Mentor invested an additional $81,529 and $46,195, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional eight percent (8%) and four percent (4%), respectively, of the Recovery. At December 31, 2020 and 2019, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $181,529 and $146,195, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at December 31, 2020 and 2019.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2020 and 2019.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2020 and 2019. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to Covid-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at December 31, 2020 and 2019 is summarized as follows:

	2020	2019
October 30, 2018 Recovery Purchase Agreement	$181,529	$146,195
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$381,529	$346,195

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 11 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2018	$362,585	$-	$800,002	$5,669	$245,628

Total gains or losses
Included in earnings (or changes in net assets)	(76,395)	-	(600,002)	-	(41,600)
Purchases, issuances, sales, and settlements
Purchases	-	-	146,195	-	-
Issuances	-	-	-	-	-
Sales	(286,190)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2019	-	-	346,195	5,669	204,028

Total gains or losses
Included in earnings (or changes in net assets)	(10,292)	-	-	(4,669)	-
Purchases, issuances, sales, and settlements
Purchases	83,536	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	(38,418)	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at December 31, 2020 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE listed company stock	$10,080	$(1,025)	$-	$9,055
NASDAQ listed company stock	35,340	(9,569)	-	25,771
	$45,420	$(10,594)	$-	$34,826

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2020	2019
Net gains and losses recognized during the period on equity securities	$(10,291)	$(76,395)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	303	(76,395)

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(10,594)	$-

Note 12 – Common Stock warrants

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through December 31, 2020 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of December 31, 2020 and 2019, the weighted average contractual life for all Mentor warrants was 17.5 years and 18.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the years ended December 31, 2020 and 2019, no warrants were exercised and no warrants were issued. The intrinsic value of outstanding warrants at December 31, 2020 and 2019 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2018	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2018	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2020	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the years ended December 31, 2020 and 2019, no warrants were redeemed.

Note 13 – Warrant redemption liability

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

Once the Series D warrants have been fully redeemed and exercised the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2020 and 2019.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 14 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2020 and 2019, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at December 31, 2020 and 2019 include this interest. The Core Q Holdings Asset Value at December 31, 2020 and 2019 was $16,207 and $14,621 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at December 31, 2020 and 2019. At December 31, 2020 and 2019, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.085. and $0.126, respectively, into an aggregate of 2,097,358 and 1,276,441 shares of the Company’s Common Stock, respectively. Because there were net losses for the years ended December 31, 2020 and 2019, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 15 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
Year ending December 31,	Finance leases	Operating leases
2021	$98,892	$129,619
2022	98,892	16,552
2023	62,458	-
2024	39,427	-
2025	11,016	-
Total	310,685	146,171

Less: Present value discount	(40,183)	(6,863)
Total lease liabilities	$270,502	$139,308

Note 16 – Term Loan

Term debt as of December 31, 2020 and 2019 consists of the following:

	2020	2019
Loan through American Express National Bank, AENB, interest at 8.99% per annum, monthly principal and interest payments of $2,284, maturing December 2020.	$-	$24,017

Bank of America auto loan, interest at 2.37% per annum, monthly principal and interest payments of $1,448, maturing December 2025, collateralized by vehicle.	81,812	-

Total notes payable	81,812	24,017
Less: Current maturities	(15,566)	(24,017)

	$66,246	$-

Note 17 – Paycheck Protection Plan loans and Economic Injury Disaster Loans

Paycheck protection plan loans

On April 23, 2020 and May 5, 2020, The Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and Republic Bank of Arizona (collectively, the “PPP Loans”). The Paycheck Protection Program was established under Sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), as amended. The CARES Act temporarily amends Section 7(a) of the Small Business Act to expand the scope and criterion of a business’s eligibility to receive financial assistance from the Small Business Administration (“SBA”). Subsequent to December 31, 2020, Mentor received a second PPP Loan in the amount of $76,593 pursuant to Division N, Title III, of the Consolidated Appropriations Act, 2021 (the “Economic Aid Act”) as further set forth at Section 311 et. seq. of the Economic Aid Act; see Note 23.

The PPP Loans were forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

The Company recorded the PPP Loans as a liability in accordance with FASB ASC 470, “Debt” and recorded accrued interest through the effective date of forgiveness on the PPP Loans. Mentor received forgiveness effective November 20, 2020, of its $76,500 PPP Loan principal plus accrued interest of $440. WCI received forgiveness effective November 25, 2020, of $373,342 PPP Loan principal plus accrued interest of $2,066. Total gain on extinguishment of the PPP Loans and accrued interest of $452,348 for the year ended December 31, 2020, is reported in other income and expense in the consolidated income statement.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Pursuant to Section 1110(e)(6) of the CARES Act, WCI was not eligible for forgiveness on $10,000 of the PPP Loan due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA automatically remitted a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously-deducted EIDL Advance amount, plus interest through the remittance date. Subsequent to year-end, on March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance, see Note 23.

PPP loan balances at December 31, 2020 consist of the following:

December 31, 2020
May 5, 2020, loan from Republic Bank of Arizona to Waste Consolidators, Inc., revised December 1, 2020. The note bears interest at 1% per annum, with a revised maturation date of May 15, 2020, with monthly principle and interest payments of $560 beginning December 15, 2020.	$9,449

Total	9,449

Less: Current maturities	(6,658)

Long-term portion of paycheck protection plan loans	$2,791

Economic injury disaster loan

On April 24, 2020, WCI received a $10,000 SBA EIDL Advance. The EIDL Advance is an emergency grant under Section 1110 of the Cares Act, which expands businesses’ access to Economic Injury Disaster Loans under Section 7(b)(2) of the Small Business Act. Pursuant to Section 1110(e)(6) of the CARES Act, WCI was not eligible for forgiveness on $10,000 of the PPP Loan due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA will automatically remit a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously-deducted EIDL Advance amount, plus interest through the remittance date. Subsequent to year-end, on March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance, see Note 23.

On July 9, 2020, WCI received an additional Economic Injury Disaster Loan in the amount of $150,000 through the SBA. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2020, and matures July 2050. The loan is collateralized by all tangible and intangible assets of WCI.

EIDL loan balance at December 31, 2020 consist of the following:

December 31, 2020
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $2,602 as of December 31, 2020. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2021, and matures July 2050.	$152,602

Less: Current maturities *	-

Long-term portion of economic injury disaster loan	152,602

*All payments in 2021 will offset accrued interest incurred in the deferral period and therefore the current maturity of principal is $0 at December 31, 2020.

Interest expense on the EIDL Loan for the year ended December 31, 2020 was $2,602.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 18 – Accrued salary, accrued retirement, and incentive fee – related party

The Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows at December 31, 2020 and 2019:

	2020	2019
Accrued salaries and benefits	$848,796	$829,231
Accrued retirement and other benefits	550,191	540,860
Offset by shareholder advance	(261,653)	(261,653)
	$1,137,334	$1,108,438

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2020 and 2019, the incentive fee expense was $0 and $0, respectively.

Note 19 – Related party transactions

In December 2018, WCI received a short term loan from an officer of WCI. The loan did not originally bear interest and the balance reported on the consolidated balance sheet as a related party payable, at December 31, 2019, was $27,472. Due to the length of time the loan was outstanding, interest of $2,065 (6%) was paid with the final balance due on January 23, 2020.

In December 2020, WCI received a new short term loan of $20,000 from an officer of WCI which is reflected as a related party payable at December 31, 2020.

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

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019, denying each and every allegation of the Cross-Complaint and intends to vigorously defend itself in this matter.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment has been applied to the G Farma lease receivable balance.

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. We intend to vigorously pursue the collection of damages against G FarmaLabs Limited, Mr. Gonzalez, and Ms. Gonzalez.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

For G Farma notes receivable we will continue to pursue collection from G Farma, its affiliates, and the guarantors of the various G Farma note purchase agreements that are fully impaired at December 31, 2020, see Note 8. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at December 31, 2020, from the G Farma Lease Entities and G Farma Lease Guarantors, see Note 9.

Note 21 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company has two reportable segments; 1) the cannabis and medical marijuana segment which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, the notes receivable from G Farma, the contractual interest in the G Farma legal recovery, the equity in G Farma Equity Entities, finance leases to G Farma and finance leases to Pueblo West, the operation of subsidiaries in the cannabis and medical marijuana sector, and in 2019, included the fair value of cannabis stock securities investments, and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. The Company also had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below. The NeuCourt investments were previously reported as an investment that would be useful in the cannabis space, however, NeuCourt has determined that its legal services would likely be more useful to users outside of the cannabis space. Prior period segment information presented below contains reclassification of NeuCourt investments from the cannabis and medical marijuana segment to the Corporate, other, and eliminations segment.

	Cannabis and Medical Marijuana Segment	Facilities Operations Related	Corporate, Other, and Eliminations	Consolidated
2020
Net sales	$47,707	$4,778,249	$-	$4,825,956
Operating income (loss)	(13,258)	(231,162)	(829,684)	(1,074,104)
Interest income	-	-	92,571	92,571
Interest expense	-	34,711	584	35,295
Total assets	1,042,553	1,874,519	1,524,023	4,441,095
Property additions	-	126,396	7,593	133,989
Fixed asset depreciation and amortization	-	20,553	7,103	27,656

2019
Net sales	$158,614	$4,167,858	$-	$4,326,472
Operating income (loss)	(796,232)	74,128	(1,023,839)	(1,745,943)
Interest income	19,745	10	88,358	108,113
Interest expense	-	26,921	(4,325)	22,596
Total assets	1,484,877	1,646,867	1,834,833	4,966,577
Property additions	-	11,766	-	11,766
Fixed asset depreciation and amortization	-	11,333	11,780	23,113

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2020 and 2019, as presented in the consolidated income statements:

	2020	2019
Operating loss	$(1,074,104)	$(1,745,943)
Realized gain (loss) on investments in securities	(14,961)	(78,649)
Gain on sale of GlauCanna rights	31,000	-
Impairment of investments	(139,148)	(1,688,825)
Interest income	92,571	108,113
Interest expense	(35,295)	(22,596)
Gain (loss) on equipment disposals	67	2,200
PPP loan forgiven	452,348	-
EIDL Grant	10,000	-
Other income	10,031	21,896
Income before income taxes	$(667,491)	$(3,403,804)

Note 22 – Income tax

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019
Current:
Federal	$(1,500)	$-
State	11,550	14,828
	10,050	14,828
Deferred:
Federal	(292,000)	727,900
State	(105,100)	391,600
Change in valuation	397,100	(1,119,500)
Total provision (benefit)	$10,050	$14,828

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2020, the Company had approximately $7,950,000 of federal net operating loss carryforwards of which approximately $3,443,000 can be carried forward indefinitely and the remaining balance will expire in between 2027 and 2036. The Company has a California net operating loss carryforward of approximately $6,480,000 that begins expiring in 2024. Mentor relocated to Texas in September 2020 and the Company’s ability to utilize the California net operating loss carryforwards is dependent on future generation of California taxable income. The Company has an Arizona net operating loss carry forward of approximately $147,000 that begins expiring in 2031.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2020 and 2019 to net income (loss) before income taxes for the years ended December 31, 2020 and 2019 as a result of the following:

	2020	2019
Net income (loss) before taxes	$(667,491)	$(3,418,632)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(140,173)	(717,913)
Permanent differences and other	537,273	(401,587)
Change in valuation	(397,100)	1,119,500
Federal income tax provision	$-	$-

The significant components of deferred income tax assets as of December 31, 2020 and 2019 after applying enacted corporate income tax rates are as follows:

	2020	2019
Net Operating Losses carried forward	$2,249,900	$2,641,300
Deferred officer bonus and other	88,400	94,000
Valuation allowance	(2,338,300)	(2,735,300)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2017 to 2020 are subject to examination

Note 23 – Subsequent events

On February 11, 2021, Mentor received a second Paycheck Protection Plan Loan (2nd PPP Loan) in the amount of $76,593 from the Bank of Southern California. Mentor may apply to the SBA for loan forgiveness of the amount due on the loan in an amount equal to the sum of costs allowed under the Paycheck Protection Program as amended by the Economic Aid Act during the chosen loan forgiveness covered period (either 8 or 24-week period) beginning on the date of the first disbursement of the loan, February 17, 2021. The Company has ten months from the last day of the loan covered period to apply for forgiveness. Not more than 40% of the amount forgiven can be attributable to non-payroll costs. If the borrower fails to apply for loan forgiveness, loan payments will be deferred for ten months after the end of the loan forgiveness covered period. The 2nd PPP Loan matures five years from date of first disbursement of the loan and bears interest at one percent per year. The Company must pay any remaining principal and interest payments commencing on a date determined based upon Lender’s receipt of loan forgiveness funds from SBA; and monthly thereafter.

On February 18, 2021, WCI signed a Sixth Amendment to Commercial Lease effective March 1, 2021 to extend its Tempe, Arizona office lease through February 28, 2023. Monthly base rent for March 1, 2021 through February 28, 2022 will be $2,350 per month. Monthly base rent for March 1, 2022 through February 28, 2023 will be $2,500 per month. In addition, beginning January 1, 2022, WCI will pay 1.90% of the common area operating expenses increase over the common area operating area expenses incurred by the landlord in calendar year 2021. ASC 842, Leases, requires a lease modification to be accounted for on the lease modification date.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, with interest at 7.8% per annum compounded quarterly, payable within thirty (30) days of demand.

On March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment of $1,681 and full forgiveness of the $10,000 EIDL Advance. Forgiveness of the advance will be recognized as other income in the first quarter of 2021.