Form 10-Q
period 2021-03-31
Mentor Capital, Inc.
filed 2021-05-17
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At May 3, 2021, there were 22,850,947 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact of COVID-19 on the Company’s business and results of operations are forward-looking statements. Moreover, our investments in the cannabis-related industry or other industries we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$444,239	$506,174
Investment in securities, at fair value	39,676	34,826
Accounts receivable, net	527,796	508,286
Net finance leases receivable, current portion	70,896	69,053
Investment in installment receivable, current portion	84,662	26,162
Convertible notes receivable, current portion	26,774	26,454
Prepaid expenses and other current assets	144,138	17,839
Employee advances and other receivable	200	1,050

Total current assets	1,338,381	1,189,844

Property and equipment
Property and equipment	275,019	267,160
Accumulated depreciation and amortization	(139,395)	(129,974)

Property and equipment, net	135,624	137,186

Other assets
Operating lease right-of-use assets	143,936	129,295
Finance lease right-of-use assets	529,143	296,078
Investment in account receivable, net of discount and current portion	260,624	303,896
Net finance leases receivable, net of current portion	286,756	306,898
Convertible notes receivable, net of current portion	56,257	55,584
Contractual interest in legal recovery	381,529	381,529
Deposits	9,575	9,575
Long term investments	205,028	205,028
Goodwill	1,426,182	1,426,182

Total other assets	3,299,030	3,114,065

Total assets	$4,773,035	$4,441,095

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	March 31,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$48,466	$18,813
Accrued expenses	367,375	259,934
Related party payable	20,000	20,000
Deferred revenue	14,573	16,198
Paycheck protection program loans, current portion	-	6,658
Finance lease liability, current portion	119,542	79,526
Operating lease liability, current portion	121,588	123,158
Current portion of long-term debt	15,696	15,566
Total current liabilities	707,240	539,853

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,105,669	1,137,334
Related party loan	100,196	-
Paycheck protection program loans, net of current portion	76,681	2,791
Economic injury disaster loan	153,993	152,602
Finance lease liability, net of current portion	351,778	190,976
Operating lease liability, net of current portion	32,919	16,150
Long term debt, net of current portion	62,287	66,246
Total long-term liabilities	1,883,523	1,566,099
Total liabilities	2,590,763	2,105,952

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at March 31, 2021 and December 31, 2020 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,850,947 and 22,850,947 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,748,154)	(10,601,231)
Non-controlling interest	(143,514)	(137,566)
Total shareholders' equity	2,182,272	2,335,143
Total liabilities and shareholders' equity	$4,773,035	$4,441,095
* Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Service fees	$1,309,753	$1,136,924
Finance lease revenue	10,871	12,538

Total revenue	1,320,624	1,149,462

Cost of sales	884,232	764,360

Gross profit	436,392	385,102

Selling, general and administrative expenses	601,135	621,825

Operating (loss)	(164,743)	(236,723)

Other income and (expense)
Gain (loss) on investments in securities	4,849	(10,206)
Paycheck Protection Program loan forgiven	10,000	-
Interest income	16,489	19,403
Interest expense	(12,070)	(7,337)
Gain (loss) on ROU asset disposal	(643)	-
Other income (expense)	(1,053)	12,084

Total other income and (expense)	17,572	13,944

Loss before provision for income taxes	(147,171)	(222,779)

Provision for income taxes	5,700	11,178

Net (loss)	(152,871)	(233,957)

Gain (loss) attributable to non-controlling interest	(5,948)	13,813

Net (loss) attributable to Mentor	$(146,923)	$(247,770)

Basic and diluted net (loss) per Mentor common share: Basic and diluted	$(0.006)	$(0.011)
Weighted average number of shares of Mentor common stock outstanding: Basic and diluted *	22,850,947	22,850,947

* The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals
Balances at
December 31, 2020	11	-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(146,923)	(146,923)	(5,948)	(152,871)

Balance at
March 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,748,154)	$2,325,786	$(143,514)	$2,182,272

Balance at
December 31, 2019	11	$-	22,850,947	$2,285	$13,071,655	$(9,875,206)	$3,198,734	$(186,050)	$3,012,684

Net income (loss)	-	-	-	-	-	(247,770)	(247,770)	13,813	(233,957)

Balances at
March 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,122,976)	$2,950,964	$(172,237)	$2,778,727

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(152,871)	$(233,957)
Adjustments to reconcile net (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	9,421	3,842
Amortization of right of use asset	29,076	17,199
PPP loan forgiven	(10,000)	-
(Gain) loss on ROU asset disposal	643	-
Bad debt expense	6,170	22,069
Amortization of discount on investment in account receivable	(15,228)	(18,345)
Increase in accrued investment interest income	(993)	(957)
(Gain) loss on investment in securities, at fair value	(4,849)	5,037
(Gain) loss on long-term investments	-	5,169
Decrease (increase) in operating assets
Finance leases receivable	18,299	238,642
Accounts receivable - trade	(25,681)	61,575
Prepaid expenses and other current assets	(126,299)	13,585
Employee advances	850	668
Increase (decrease) in operating liabilities
Accounts payable	29,653	(37,408)
Accrued expenses	109,116	81,239
Deferred revenue	(1,625)	(1,606)
Accrued salary, retirement, and benefits - related party	(31,665)	7,064

Net cash provided by (used by) operating activities	(165,983)	163,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(38,115)
Purchase contractual interest in legal recovery	-	(50,717)
Purchases of property and equipment	(7,859)	(3,329)
Down payments on right of use assets	(37,834)	(9,604)
Proceeds from investment in receivable	-	4,000

Net cash (used by) investing activities	(45,693)	(97,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$100,000	$-
Proceeds from Paycheck Protection Program loan	76,593	-
Refund of Paycheck Protection Program payments	551	-
Payments on related party payable	-	(27,472)
Payments on long-term debt	(3,829)	(6,361)
Payments on finance lease liability	(23,574)	(10,961)

Net cash provided by (used by) financing activities	149,741	(44,794)

Net change in cash	(61,935)	21,257

Beginning cash	506,174	686,611

Ending cash	$444,239	$707,868

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$7,889	$7,337

Cash paid for income taxes	$740	$4,800

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$55,624	$-

Right of use assets acquired through finance lease liability	$224,392	$80,779

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California, by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization, and on January 11, 2000, the Company emerged from Chapter 11 reorganization. The Company relocated to San Diego, California, and contracted to provide financial assistance and investment into small businesses. On May 22, 2015, a corporation named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation. In September 2020, Mentor relocated its corporate office from San Diego, California, to Plano, Texas.

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

The Company’s target industry focus includes energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency and Bitcoin focus for any ongoing excess cash of Mentor.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long standing investment of the Company since 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. Patent application national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at March 31, 2021 and December 31, 2020.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at March 31, 2021 and December 31, 2020. See Note 8.

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was initially organized as a limited liability under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. This lease is fully performing, see Note 8.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 1 - Nature of operations (continued)

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at a cost of $194,028 and $194,028 at March 31, 2021 and December 31, 2020, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 9, Mentor provided capital for payment of Litigation costs in the amount of $181,529 and $146,195 as of December 31, 2020 and 2019, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery. See Note 9.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.1% of NeuCourt’s issued and outstanding common stock as of March 31, 2021.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These financial statements should be read in conjunction with that report.

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of subsidiaries in which a controlling financial interest is owned. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,748,154 as of March 31, 2021. The Company continues to experience negative cash flows from operations.

The Company management believes it is more likely than not that Electrum will prevail in the legal action described in Note 9 to the consolidated financial statements, in which the Company has an interest. However, there is no surety that Electrum will prevail in its legal action or that we will be able to recover our funds and our percentage of the Litigation Recovery if Electrum does prevail.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 2 - Summary of significant accounting policies (continued)

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

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of March 31, 2021, the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered and may continue to be constrained, due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma Entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively. Additionally, the collectability of our investment in accounts receivable has been impaired by $139,148 in the fourth quarter of 2020, due to a reduction in our expected collection amount of the 2020 and 2021 payments of an installment contract, see Note 4.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter in place orders, and mandatory closures. These actions are being lifted to varying degrees. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

According to the Critical Infrastructure Standards released by the Cybersecurity and Infrastructure Security Agency on March 18, 2020, “Financial Services Sector” businesses, like Mentor, are considered “essential businesses.” Because of the financial nature of Mentor’s operations, which consist of oversight of our portfolio companies, accounting, compliance, investor relations, and sales, Mentor’s day-to-day operations are not substantially hindered by remote office work or telework.

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

March 31, 2021 and 2020

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

Recent Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standard Codifications (“ASCs”) are communicated through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

There were no accounting pronouncements issued during the three months ended March 31, 2021 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2021 and December 31, 2020.

Accounts receivable

Accounts receivables consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates, resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2021 and December 31, 2020, the Company has an allowance for doubtful receivables in the amount of $65,631 and $59,461, respectively.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net.

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

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc., which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $8,031 and $7,038 at March 31, 2021 and December 31, 2020, respectively, as presented in Note 7.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 2 - Summary of significant accounting policies (continued)

Investment in account receivable, net of discount

The Company’s investment in account receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. At March 31, 2021 and December 31, 2020, the Company has an impairment of the investment in account receivable of $139,148 and $139,148, respectively.

Credit quality of notes receivable and finance leases receivable, and credit loss reserve

As our notes receivable and finance leases receivable are limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments, and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments. As part of the monitoring process, we may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria is met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, and (iii) the lease term is for a significant part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, are classified as operating leases based on an expected lease term of four years. Fleet vehicle leases entered into beginning January 1, 2019, for which the lease is expected to be extended to five years, are classified as finance leases. Our leases have remaining lease terms of one to forty-eight months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

March 31, 2021 and 2020

Note 2 - Summary of significant accounting policies (continued)

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2021 and December 31, 2020.

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

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 2 - Summary of significant accounting policies (continued)

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

Basic and diluted income (loss) per common share

We compute net income (loss) per share in accordance with ASC 260, “Earnings Per Share.” Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of Common Stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of March 31, 2021 and December 31, 2020, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at March 31, 2021 and December 31, 2020, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2021 and 2020 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid management fees	$115,000	$-
Prepaid insurance	342	342
Other prepaid costs	28,796	17,497
	$144,138	$17,839

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of Covid-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an impairment of $139,148 and $139,148 on the investment in account receivable at March 31, 2021 and December 31, 2020, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 4 – Investment in account receivable (continued)

The investment in account receivable consists of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Face value	$702,000	$702,000
Impairment	(139,148)	(139,148)
Unamortized discount	(217,566)	(232,794)
Net balance	345,286	330,058
Current portion	(84,662)	(26,162)
Long term portion	$260,624	$303,896

For the three months ended March 31, 2021 and 2020, $15,228 and $18,345 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	March 31,	December 31,
	2021	2020
Computers	$39,809	$38,545
Furniture and fixtures	23,428	23,428
Machinery and vehicles	211,782	205,187
	275,019	267,160
Accumulated depreciation and amortization	(139,395)	(129,974)

Net Property and equipment	$135,624	$137,186

Depreciation and amortization expense was $9,421 and $3,842 for the three months ended March 31, 2021 and 2020, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $651,941 and $406,242 as of March 31, 2021 and December 31, 2020, respectively. Accumulated amortization associated with finance leases was $122,798 and $110,164 as of March 31, 2021 and December 31, 2020, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost included in cost of goods	$32,864	$45,956
Operating lease cost included in operating costs	11,096	14,274
Total operating lease cost (1)	43,960	60,230
Finance lease cost, included in cost of goods:
Amortization of lease assets	28,518	13,993
Interest on lease liabilities	5,467	3,494
Total finance lease cost	33,985	17,487
Short-term lease cost	2,300	8,970
Total lease cost	$80,245	$86,687

(1)Right of use asset amortization under operating agreements was $40,981 and $45,896 for the three months ended March 31, 2021 and 2020, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term – operating leases	1.52 years	0.93 years
Weighted-average remaining lease term – finance leases	4.07 years	3.41 years
Weighted-average discount rate – operating leases	9.2%	10.1%
Weighted-average discount rate – finance leases	5.1%	8.3%

Finance lease liabilities were as follows:

	March 31,	December 31,
	2021	2020
Gross finance lease liabilities	$516,408	$310,685
Less: imputed interest	(45,088)	(40,183)
Present value of finance lease liabilities	471,320	270,502
Less: current portion	(119,542)	(79,526)
Long-term finance lease liabilities	$351,778	$190,976

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 6 – Lessee Leases (Continued)

Operating lease liabilities were as follows:

	March 31,	December 31,
	2021	2020
Gross operating lease liabilities	$161,153	$146,171
Less: imputed interest	(6,646)	(6,863)
Present value of operating lease liabilities	154,507	139,308
Less: current portion	(121,588)	(123,158)
Long-term operating lease liabilities	$32,919	$16,150

Lease maturities were as follows:

Maturity of lease liabilities
12 months ending March 31,	Finance leases	Operating leases
2022	$119,542	$121,588
2023	126,545	32,919
2024	95,883	-
2025	82,029	-
2026	47,321	-
Total	471,320	154,507
Less: Current maturities	119,542	121,588
Long-term liability	$351,778	$32,919

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	March 31,	December 31,
	2021	2020

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $1,774 and $1,454 at March 31, 2021 and December 31, 2020. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *

	$26,774	$26,454

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $6,257 and $5,584 at March 31, 2021 and December 31, 2020. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note. *

	56,257	55,584

Total convertible notes receivable	83,031	82,038

Less current portion	(26,774)	(26,454)

Long term portion	$56,257	$55,584

*The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the "Number of Preferred Stock") and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 99,959 Conversion Shares and the October 31, 2018 Note would convert into 210,027 Conversion Shares at March 31, 2021. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 8 – Finance leases receivable

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II did not record any sales revenue for the three months ended March 31, 2021 and 2020. At March 31, 2021, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consisted of the following:

	March 31,	December 31,
	2021	2020
Gross minimum lease payments receivable	$450,136	$477,680
Accrued interest	2,055	2,141
Less: unearned interest	(94,539)	(103,870)
Finance leases receivable	357,652	375,951
Less current portion	(70,896)	(69,053)
Long term portion	$286,756	$306,898

Finance lease revenue recognized on Partner II finance leases for the three months ended March 31, 2021 and 2020 was $10,956 and $12,538, respectively.

At March 31, 2021, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending March 31,	Lease Receivable	Interest
2022	$70,529	$39,646
2023	83,163	27,012
2024	92,048	18,127
2025	93,977	8,346
2026	14,664	1,295
Thereafter	1,216	113
	$355,597	$94,539

Note 9 - Contractual interests in legal recoveries

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of March 31, 2021 and December 31, 2020, Mentor invested an additional $81,529 and $81,529, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional eight percent (8%) of the Recovery. At March 31, 2021 and December 31, 2020, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at our cost of $181,529 and $181,529, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However, Company management estimates that recovery is more likely than not, and no impairment has been recorded at March 31, 2019 and December 31, 2020.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 9 - Contractual interests in legal recoveries (continued)

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to COVID-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31,	December 31,
	2021	2020
October 30, 2018 Recovery Purchase Agreement	$181,529	$181,529
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$381,529	$381,529

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2019	-	-	346,195	5,669	204,028
Total gains or losses
Included in earnings (or changes in net assets)	(10,292)	-	-	(4,669)	-
Purchases, issuances, sales, and settlements
Purchases	83,536	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	(38,418)	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	4,850	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at March 31, 2021	$39,676	$-	$381,529	$1,000	$204,028

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at March 31, 2021 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE listed company stock	$10,080	$(1,167)	$-	$8,913
NASDAQ listed company stock	35,341	(4,578)	-	30,763
	$45,421	$(5,745)	$-	$39,676

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 10 – Investments and fair value (Continued)

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net gains and losses recognized during the period on equity securities	$4,849	$(5,037)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$4,849	$(5,037)

Note 11 - Common stock warrants

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through March 31, 2021 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of March 31, 2021 and December 31, 2020, the weighted average contractual life for all Mentor warrants was 17.3 years and 17.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the three months ended March 31, 2021 and 2020, there were no warrants exercised and there were no warrants issued. The intrinsic value of outstanding warrants at March 31, 2021 and December 31, 2020 was $5,247 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 11 - Common stock warrants (Continued)

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2021	87,456	6,252,954	6,340,410

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2021	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the three months ended March 31, 2021 and 2020, no warrants were redeemed.

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

In prior years the Series A, Series B, and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders. All Series A and Series C warrants have been exercised and are no longer outstanding. There are 87,456 Series B warrants outstanding which are held by Chet Billingsley, the Company’s Chief Executive Officer (“CEO”).

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 12 - Warrant redemption liability (Continued)

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2021 and December 31, 2020.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of March 31, 2021 and December 31, 2020, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The per share “Series Q Conversion Value,” as defined in the Certificate of Designation, shall be calculated by the Company at least once each calendar quarter as follows: The per share Series Q Conversion Value shall be equal to the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock. The “Core Q Holdings Asset Value” shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations. “Core Q Holdings” consists of all proceeds received by the Company on the sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired from such proceeds by the Company. The Company shall periodically, but at least once each calendar quarter, identify, update, account for and value, the assets that comprise the Core Q Holdings.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at March 31, 2021 and December 31, 2020 include this interest. The Core Q Holdings Asset Value at March 31, 2021 and December 31, 2020 was $16,670 and $16,207 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.173 and $0.085, respectively, into an aggregate of 1,059,969 and 2,097,358 shares of the Company’s Common Stock, respectively. Because there were net losses for the three month periods ended March 31, 2021 and 2020, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 14 - Term Loan

Term debt as of March 31, 2021 and December 31, 2020 consists of the following:

	March 31, 2021	December 31, 2020
Bank of America auto loan, interest at 2.37% per annum, monthly principal and interest payments of $1,448, maturing December 2025, collateralized by vehicle.	77,983	$81,812

Less: Current maturities	(15,696)	(15,566)

	$62,287	$66,246

Note 15 – Paycheck Protection Plan Loans and Economic Injury Disaster Loans

Paycheck protection plan loans

In 2020, the Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and the Republic Bank of Arizona (collectively, the “PPP Loans”). The PPP Loans were forgiven in November 2020, except for $10,000 of WCI’s loan that was not eligible for forgiveness due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA automatically remitted a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously-deducted EIDL Advance amount, plus interest through the remittance date. On March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance. The $10,000 forgiveness is reflected as other income for the three months ended March 31, 2021, in the condensed consolidated income statements.

On February 17, 2021, Mentor received a second PPP Loan in the amount of $76,593 (“Second PPP Loan) pursuant to Division N, Title III, of the Consolidated Appropriations Act, 2021 (the “Economic Aid Act”) as further set forth at Section 311 et. seq. of the Economic Aid Act.

The Second PPP Loan is forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, utilities, and other covered operations expenditures, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

The Company records PPP Loans as a liability in accordance with FASB ASC 470, “Debt” and records accrued interest through the effective date of forgiveness on the PPP Loans. Total gain on extinguishment of the PPP Loans and accrued interest is reported in other income and expense in the consolidated income statement.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 15 – Paycheck Protection Plan Loans and Economic Injury Disaster Loans (Continued)

PPP loan balances consist of the following:

	March 31, 2021	December 31, 2020
May 5, 2020, PPP loan from Republic Bank of Arizona to Waste Consolidators, Inc., revised December 1, 2020. The note bears interest at 1% per annum, with a revised maturation date of May 15, 2020, with monthly principal and interest payments of $560 beginning December 15, 2020. On March 16, 2021, WCI was notified of full forgiveness of the note.	$-	$9,449

February 17, 2021, Second PPP loan from the Bank of Southern California, with accrued interest of $88 at March 31, 2021. The loan bears interest at 1% per annum and matures January 16, 2026. Mentor may apply for forgiveness for amounts disbursed for covered costs. Payment on any unforgiven amount begins within ten months after last day of the loan forgiveness covered period (i) beginning on the date that is 8 weeks after the date of disbursement and (ii) ending on the date that is 24 weeks after the date of disbursement.	76,681	-

Total	76,681	9,449

Less: Current maturities	-	(6,658)

Long-term portion of paycheck protection plan loans	$76,681	$2,791

Interest expense on PPP Loans for the three months ended March 31, 2021 and 2020 was $88 and $0, respectively.

Economic injury disaster loan

On July 9, 2020, WCI received an additional Economic Injury Disaster Loan in the amount of $150,000 through the SBA. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2020, and matures July 2050. The loan is collateralized by all tangible and intangible assets of WCI.

EIDL loan balances at March 31, 2021 consist of the following:

		March 31, 2021	December 31, 2020
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $4,093 and $2,502 as of March 31, 2021 and December 31, 2020, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2021, and matures July 2050.	$	$ 153,993	$152,602

Less: Current maturities		-	-

Long-term portion of economic injury disaster loan	$	$ 153,993	$152,602

Interest expense on the EIDL Loan for the three months ended March 31, 2021 and 2020 was $1,392 and $0, respectively.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	March 31,	December 31,
	2021	2020
Accrued salaries and benefits	$856,784	$848,796
Accrued retirement and other benefits	510,538	550,191
Offset by shareholder advance	(261,653)	(261,653)
	$1,105,669	$1,137,334

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2021 and 2020, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan from an officer of WCI, which is reflected as a related party payable at March 31, 2021 and December 31, 2020.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. The loan from the related party and accrued interest of $196 is reflected as a long-term liability at March 31, 2021. For the three months ended March 31, 2021, the interest expense on the long-term loan from the related party was $196.

Note 18 – Commitments and contingencies

G FarmaLabs Limited, a Nevada corporation (“G Farma”) has not made scheduled payments on the finance lease receivable or the notes receivable summarized below since February 19, 2019. All amounts due from G Farma are fully impaired at March 31, 2021 and December 31, 2020. A complete description of the agreements can be found in the Company’s Annual Report for the period ended December 31, 2020 on Form 10-K as filed with the SEC on April 15, 2021.

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G Farma, with operations in Washington that had planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement, the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Subsequent to the initial investment, the Company executed eight addenda. Addendum II through Addendum VIII increased the aggregate principal face amount of the two notes to $1,100,000 and increased the combined monthly payments of the notes to $10,239 per month beginning March 15, 2019 with a balloon payment on the notes of approximately $894,172 due at maturity.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together, the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities;the equity investment was fully impaired at March 31, 2021 and December 31, 2020.

Partner I acquired and delivered manufacturing equipment as selected by the G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired at March 31, 2021 and December 31, 2020.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 18 – Commitments and contingencies (Continued)

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company is primarily seeking monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company previously sought, and on January 22, 2020, the Court granted the Company’s request for a writ of possession to recover leased equipment within G Farma’s possession. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action, including both causes of action against G FarmaLabs Limited for liability for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019, denying each and every allegation of the Cross-Complaint and intends to vigorously defend itself in this matter. Mentor is currently in the process of preparing for trial on the remaining causes of action against the G Farma Entities and their guarantors.

The Company also plans to vigorously pursue its remaining claims against the G Farma Entities; however, collection is uncertain at this time. Due to uncertainty of collection, the Company has fully reserved against the finance leases receivable (more fully described in the Company’s Annual Report for the period ended December 31, 2020 on Form 10-K, Footnote 8, as filed with the SEC April 15, 2021) and has fully impaired all other notes receivables and investments in G Farma (described in the Company’s Annual Report for the period ended December 31, 2020 on Form 10-K, Footnotes 7, 9 and 10.

On January 31, 2020, as authorized by court order, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at March 31, 2021 and December 30, 2020.

The Company will continue to legally pursue award and collection of damages in the amount of $1,166,570.62 related to the G Farma promissory notes from the G Farma Entities and three guarantors. The Company and Partner I will continue to pursue the the remaining causes of action in the litigation and award and collection of the $1,290,174 lease payments remaining from the G Farma Lease Entities and the G Farma guarantors after applying proceeds from the sale of Partner I’s recovered equipment assets.

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 19 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments; 1) the cannabis and medical marijuana segment, which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, and the operation of subsidiaries in the cannabis and medical marijuana sector; and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The Company also had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below. The NeuCourt investments were previously reported as an investment that would be useful in the cannabis space; however, NeuCourt has determined that its legal services would likely be more useful to users outside of the cannabis space. Prior period segment information presented below contains reclassification of NeuCourt investments from the cannabis and medical marijuana segment to the Corporate, other, and eliminations segment.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate, Other and Eliminations	Consolidated
Three months ended March 31, 2021
Net revenue	$10,871	$1,309,753	$-	$1,320,624
Operating income (loss)	6,125	(3,946)	(166,922)	(164,743)
Interest income	-	-	16,489	16,489
Interest expense	-	8,498	3,572	12,070
Property additions	-	6,595	1,264	7,859
Depreciation and amortization	-	7,960	1,461	9,421
Total assets	1,005,990	2,124,769	1,644,546	4,775,305

Three months ended March 31, 2020
Net revenue	$12,538	$1,136,924	$-	$1,149,462
Operating income (loss)	(8,905)	34,176	(261,994)	(236,723)
Interest income	24	-	19,379	19,403
Interest expense	-	8,471	(1,134)	7,337
Property additions	-	3,329	-	3,329
Depreciation and amortization	-	2,640	1,202	3,842
Total assets	2,343,236	1,657,984	764,633	4,765,853

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2021	2020
Operating loss	$(164,743)	$(236,723)
Gain (loss) on investments in securities	4,849	(5,037)
Gain (loss) on long-term investments	-	(5,169)
Paycheck Protection Program Loan forgiveness	10,000	-
Interest income	16,849	19,403
Interest expense	(12,070)	(7,337)
Loss on ROU asset disposal	(643)	-
Other income (expense)	(1,053)	12,084

Income before income taxes	$(147,171)	$(222,779)

Mentor Capital, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

Note 20 – Subsequent events

Effective upon filing this Form 10-Q, Lori Stansfield will no longer serve as the Company’s Chief Financial Officer. The transition between Ms. Stansfield, a California resident, and the Company, now relocated to Plano, Texas, is amicable, and there are no accounting disagreements. As needed, Ms. Stansfield will continue to provide transition support to the Company to assist with its reporting obligations. Ms. Stansfield will remain a Director and the Treasurer of the Company’s board of directors. Ms. Stansfield continues to be a significant shareholder of the Company.

Because of his employer's acquisition by a prominent public company, effective May 15, 2021, Stan Shaul will no longer be able to serve as a board member and audit committee member of Mentor Capital or any other public company. Mr. Shaul expressed that it was a pleasure to serve as a Director of the Company for over twenty years, since his appointment to the board on November 24, 1998. Mr. Shaul remains a significant shareholder of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020.

Corporate Background

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency and Bitcoin focus for any ongoing excess cash of Mentor.

In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020. In the third quarter of 2020, WCI began offering services in Houston, Texas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s has an equity interest in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had approximately 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of March 31, 2021 and December 31, 2020, Mentor has provided $181,529 and $181,529, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018, to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See Note 9 to the condensed consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain "Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an -- 80% / 20% Domestic Economic Interest -- 50% / 50% Foreign Economic Interest" with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 was limited to the payment of patent application maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application, and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent, and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid, and therefore, no capitalized assets related to MCIP are reported on the condensed consolidated financial statements at March 31, 2021 and December 31, 2020.

NeuCourt, Inc.

NeuCourt, Inc. is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity. However, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019, was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor.

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bears interest at 5%, originally matured October 31, 2020 and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on the closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.1% of the issued and outstanding NeuCourt shares at March 31, 2021.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. Partner I has subsequently been reorganized under the laws of the State of Texas. In 2018 and 2019, Mentor contributed $1,010,326 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been fully impaired at March 31, 2021 and December 31, 2020. Management considers collection on the leases to be unlikely.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner II has subsequently reorganized under the laws of the State of Texas. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended see Note 8 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II's earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 8 to the condensed consolidated financial statements. Payment on the leases are current.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from our investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency and Bitcoin focus for any ongoing excess cash of Mentor. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital has participated in the ancillary side of the legal recreational marijuana market. However, Mentor’s preferred focus was medical, and the Company sought to facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma, and blunting chronic pain.

Business Segments

We generally manage our operations through two operating segments, cannabis and medical marijuana segment and our long-standing investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas to reduce their facilities' operating costs. In late 2019, Mentor expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency and a Bitcoin focus for any ongoing excess cash of Mentor.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow, and to obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately nine months of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2021, compared to Three Months Ended March 31, 2020

Revenues

Revenue for the three months ended March 31, 2021 was $1,320,624 compared to $1,149,462 for the three months ended March 31, 2020 (“the prior year period”), an increase of $171,162 or 14.9%. This increase is due to a $172,829 increase in WCI service fees, partially offset by a ($1,667) decrease in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the three months ended March 31, 2021 was $436,392 compared to $385,102 for the prior year period. Cost of goods sold relate to WCI and Partner II. WCI experienced gross profit of $425,521 or 32.5% of revenue for the three months ended March 31, 2021, compared to $359,713 or 31.6% for the prior year period, an increase of $65,807 with an increase of 0.9% as a percentage of revenue as. Partner II had gross profit of $10,871 for the three months ended March 31, 2021 as compared to $11,730 in the prior year period. Partner I did not have revenue for the three months ended March 31, 2021 and 2020.

The increase in WCI gross profit percentage was due to a decrease in salaries and related costs of (1.76%), a decrease of (1.84%) in vehicle costs, and a decrease in fuel costs of (1.18%), partially offset by an increase in disposal costs of 2.4% and an increase in other costs of sales of 1.68%, as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2021 was $601,135 compared to $621,825 for the prior year period, a decrease of ($20,690). We experienced a decrease of ($53,804) in salary and wages, a decrease of ($29,876) in professional fees, a decrease of ($15,899) in bad debt expense, and a decrease of ($21,849) in other selling, general and administrative expenses, partially offset by an increase of $80,000 in management fees, and an increase in outside services of $20,738, for the three months ended March 31, 2021 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $17,572 for the three months ended March 31, 2021 compared to $13,944 for the prior year period, an increase of $3,628. We experienced an increase of $9,886 due to a gain on investments in securities of $4,849 in the current year period compared to a loss of ($5,037) in the prior year period, an increase of $5,169 due to a loss in the prior year period on long-term investments, and we recognized $10,000 of Paycheck Protection Program Loan forgiveness in the three months ended March 31, 2021. These increases were partially offset by a decrease of ($2,914) in interest income, a decrease of ($4,733) due to increased interest expense, a ($643) loss on right of use asset disposal, and a decrease in other income of ($13,137), in the three months ended March 31, 2021, as compared to the prior year period.

Net results

The net result for the three months ended March 31, 2021 was a net loss attributable to Mentor of ($146,923) or ($0.006) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($247,770) or ($0.011) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2021 we had cash and cash equivalents of $444,239 and working capital of $631,141.

Operating cash outflows in the three months ended March 31, 2021 was ($165,983), including ($152,871) of net loss, less noncash forgiveness of PPP loan of ($10,000), less non-cash amortization of discount on our investment in account receivable of ($15,228), less an increase in accrued interest income of ($993), less a gain on an investment in securities of ($4,849), and an increase in operating assets of ($132,831), partially offset by non-cash depreciation and amortization of $9,421, non-cash amortization on right of use assets of $29,076, non-cash bad debt expense of $6,170, loss on right of use asset disposal of $643, and a $105,479 increase in operating liabilities.

Cash outflows from investing activities in the three months ended March 31, 2021 were ($45,693) due to ($7,859) purchase of property and equipment, and ($37,834) down payments on right of use assets.

Net inflows from financing activities during the three months ended March 31, 2021 were $149,741 consisting of $100,000 proceeds from related party loan, $76,593 proceeds from paycheck protection program loans, and $551 proceeds from the refund of prior payments on the Paycheck Protection Program loans, partially offset by ($3,829) of payments on long-term debt, and ($23,574) of payments on finance lease liabilities.

We will be required to raise additional funds through financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to the point of positive cash flow.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise temporarily paused, suspended, or truncated by the Company.

For the three months ended March 31, 2021, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2020. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements, or other contractual arrangements that constitute off-balance sheet arrangements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about November 13, 2019, G FarmaLabs Limited, Ata Gonzales, and Nicole Gonzales filed a cross-complaint against Mentor Capital, Inc. alleging breach of contract related to the Consulting Agreement dated March 17, 2017, and seeking declaratory relief related to the validity of the agreements between the parties. Mentor Capital, Inc. filed its answer to the cross-complaint on December 6, 2019. Mentor is currently in the process of preparing for trial on the remaining causes of action against the G Farma Entities and its guarantors.

On January 31, 2020, following the Court’s grant of the Company’s motion for a writ of possession, all remaining equipment leased to G Farma by Mentor Partner I, was repossessed by the Company and moved to storage under the Company’s control. Repossessed equipment with a cost of $622,670 was sold in 2020 to the highest offerors for net proceeds of $252,281, after shipping and delivery costs which were applied against the lease receivable balance. The remaining lease balance is fully reserved at March 31, 2021 and December 31, 2020.

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. We intend to vigorously pursue the award and collection of damages against G FarmaLabs Limited, Mr. Gonzalez, and Ms. Gonzalez. However, collection is uncertain at this time.

The Company also plans to vigorously pursue the remaining causes of action against the Defendants in the litigation, including the remaining unpaid lease receivable balance, plus additional interest and costs, of approximately $1,290,174.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the three months ended March 31, 2021, and years ended December 31, 2020 and 2019, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for nine months after the date these financial statements are issued. It is possible that if future financing is not obtained, we will not be able to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Management voluntarily transitioned to a fully reporting company and spends considerable time meeting the associated reporting obligations.

Management has operated Mentor Capital, Inc. as a non-reporting public company for over 26 years, and only six years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, inadvertent improper reporting due to Mentor’s officers’ limited reporting experience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of March 31, 2021, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.165. As of the same date, the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At March 31, 2021, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2021 or in fiscal 2020.

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

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward the legalization of cannabis products, many states and the U.S. government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty, we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business, and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting the sale of what is considered drug paraphernalia. If our or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets. A company in which we invested suffered asset seizure which included some equipment licensed by us that caused us to incur a loss.

Our business model is to partner with or acquire other companies.

We do not manufacture or sell products or services. Rather, we historically sought to find businesses whose products, managers, technology, or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential cannabis related acquisitions or that our partners will be able to navigate the maze of cannabis laws that may affect them. To date, several of our acquisitions/investments have not turned out well for us.

The Federal Government’s attitude toward cannabis could materially harm our business

Changes to the Federal Government’s administration and the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use, could materially negatively affect our business.

Many of the people and entities with whom we work in the cannabis industry are not used to engaging in other than normal course business transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in the normal course. Entities and persons operating in the cannabis industry may be unaccustomed to entering into written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced these differences with several different entities in which we have invested or considered investing, including several entities which failed to comply with contractual obligations, which led us into litigation and other legal remedies.

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

We and our partners and subsidiaries intend to rely on patent protection, trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our and our affiliates’ and partners’, products and services or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our, and our affiliates’ and partners’ proprietary rights may not be adequate, and third parties may infringe or misappropriate our and our affiliates’ and partners’ patents, copyrights, trademarks, and similar proprietary rights. If we, or our affiliates and partners, fail to protect intellectual property and proprietary rights, our business, financial condition, and results of operations would suffer. We believe that neither we nor our affiliates and partners infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We are engaged in litigation.

On May 28, 2019, we filed a complaint against the G Farma Entities and three guarantors of the G Farma agreements in the Superior Court of California in the County of Marin for breach of the G Farma agreements, including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. We have recovered possession of a large portion of the equipment leased to G Farma and our motion for summary adjudication has been granted as to several of the causes of action in our complaint, including liability related to the breach of the two promissory notes. However, there is no surety that we will prevail on the remaining causes of action in this lawsuit or that we will be able to recover the approximate $2.5M in claimed damages if we do prevail.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of key staff could have a material adverse effect on our business and prospects. Currently, we have two full-time employees and we rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals that we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with accounting, technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 19.14% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of May 3, 2021, Mr. Billingsley owned approximately 12.43% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 19.14% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, Stan Shaul, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 854,352 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified accounting, technical, marketing, and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under Texas, California, and Delaware law. The managers of Mentor Partner I, LLC and Mentor Partner II, LLC have been indemnified to the maximum extent permitted under California and Texas law.

The worldwide economy could impact the company in numerous ways.

The effects of negative worldwide economic events, such as the March 2020 coronavirus outbreak, may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

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

Mentor Capital, Inc.

Date: May 14, 2021	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 14, 2021	By:	/s/ Lori Stansfield
Lori Stansfield, Chief Financial Officer