Form 10-Q
period 2021-06-30
Mentor Capital, Inc.
filed 2021-08-16
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 30, 2021, there were 22,850,947 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

2

MENTOR CAPITAL, INC.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$299,833	$506,174
Investment in securities, at fair value	23,810	34,826
Accounts receivable, net	532,078	508,286
Net finance leases receivable, current portion	72,788	69,053
Investment in installment receivable, current portion	84,662	26,162
Convertible notes receivable, current portion	27,102	26,454
Prepaid expenses and other current assets	25,521	17,839
Employee advances and other receivable	700	1,050

Total current assets	1,066,494	1,189,844

Property and equipment
Property and equipment	278,659	267,160
Accumulated depreciation and amortization	(145,515)	(129,974)

Property and equipment, net	133,144	137,186

Other assets
Operating lease right-of-use assets	91,231	129,295
Finance lease right-of-use assets	615,701	296,078
Investment in account receivable, net of discount and current portion	275,852	303,896
Net finance leases receivable, net of current portion	266,021	306,898
Convertible notes receivable, net of current portion	56,945	55,584
Contractual interest in legal recovery	381,529	381,529
Deposits	9,575	9,575
Long term investments	205,028	205,028
Goodwill	1,426,182	1,426,182

Total other assets	3,328,064	3,114,065

Total assets	$4,527,702	$4,441,095

See accompanying Notes to Financial Statements	-4-

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	June 30,	December 31,
	2021	2020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$40,702	$18,813
Accrued expenses	297,892	259,934
Related party payable	20,000	20,000
Deferred revenue	12,944	16,198
Paycheck protection program loans, current portion	-	6,658
Finance lease liability, current portion	145,399	79,526
Operating lease liability, current portion	83,920	123,158
Current portion of long-term debt	15,099	15,566
Total current liabilities	615,956	539,853

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,116,613	1,137,334
Related party loan	202,436	-
Paycheck protection program loans, net of current portion	76,872	2,791
Economic injury disaster loan	155,413	152,602
Finance lease liability, net of current portion	411,572	190,976
Operating lease liability, net of current portion	20,672	16,150
Long term debt, net of current portion	59,004	66,246
Total long-term liabilities	2,042,582	1,566,099
Total liabilities	2,658,538	2,105,952

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at June 30, 2021 and December 31, 2020 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,850,947 and 22,850,947 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,964,774)	(10,601,231)
Non-controlling interest	(240,002)	(137,566)
Total shareholders’ equity	1,869,164	2,335,143
Total liabilities and shareholders’ equity	$4,527,702	$4,441,095

* Par value is less than $0.01.

See accompanying Notes to Financial Statements	-5-

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Service fees	$1,362,308	$1,146,839	$2,672,062	$2,283,763

Finance lease revenue	10,330	12,028	21,200	24,567

Total revenue	1,372,638	1,158,867	2,693,262	2,308,330

Cost of sales	994,002	790,670	1,878,235	1,563,407

Gross profit	378,636	368,197	815,027	744,923

Selling, general and administrative expenses	685,926	573,072	1,287,062	1,186,522

Operating income (loss)	(307,290)	(204,875)	(472,035)	(441,599)

Other income and (expense)
Gain (loss) on investments	(11,423)	4,288	(6,574)	(5,919)
Interest income	16,245	21,133	32,735	40,537
Interest expense	(15,114)	(6,846)	(27,185)	(14,184)
Paycheck Protection Program Loan Forgiven	-	-	10,000	-
Gain on equipment disposal	2,074	-	1,432	-
Economic Injury Disaster Loan advance	-	10,000	-	10,000
Other income (expense)	2,450	4,272	1,398	16,358

Total other income and (expense)	(5,768)	32,847	11,806	46,792

Income (loss) before provision for income taxes	(313,058)	(172,028)	(460,229)	(394,807)

Provision for income taxes	50	2,422	5,750	13,600

Net income (loss)	(313,108)	(174,450)	(465,979)	(408,407)

Gain (loss) attributable to non-controlling interest	(96,488)	9,735	(102,436)	23,548

Net income (loss) attributable to Mentor	$(216,620)	$(184,185)	$(363,543)	$(431,955)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.009)	$(0.008)	$(0.016)	$(0.019)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted*	22,850,947	22,850,947	22,850,947	22,850,947

* The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements	-6-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2021 and 2020

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non-controlling equity (deficit)	Totals

Balances at March 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,748,154)	$2,325,786	$(143,514)	$2,182,272

Net income (loss)	-	-	-	-	-	(216,620)	(216,620)	(96,488)	(313,108)

Balance at June 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,964,774)	$2,109,166	$(240,002)	$1,869,164

Balance at March 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,122,976)	$2,950,964	$(172,237)	$2,778,727

Net income (loss)	-	-	-	-	-	(184,185)	(184,185)	9,735	(174,450)

Balances at June 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,307,161)	$2,766,779	$(162,502)	$2,604,277

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-7-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2021 and 2020

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non-controlling equity (deficit)	Totals

Balances at December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(363,543)	(363,543)	(102,436)	(465,979)

Balance at June 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,964,774)	$2,109,166	$(240,002)	$1,869,164

Balance at December 31, 2019	11	$-	22,850,947	$2,285	$13,071,655	$(9,875,206)	$3,198,734	$(186,050)	$3,012,684

Net income (loss)	-	-	-	-	-	(431,955)	(431,955)	23,548	(408,407)

Balances at June 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,307,161)	$2,766,779	$(162,502)	$2,604,277

*Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-8-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(465,979)	$(408,407)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	19,274	8,939
Amortization of right of use asset	70,818	37,973
PPP loan forgiven	(10,000)	-
(Gain) loss on ROU asset disposal	643	-
(Gain) loss on property and equipment disposal	(2,076)	-
Bad debt expense	12,580	29,893
Amortization of discount on investment in account receivable	(30,457)	(38,217)
Increase in accrued investment interest income	(2,010)	(1,924)
(Gain) loss on investment in securities, at fair value	6,573	750
(Gain) loss on long-term investments	-	5,169
Decrease (increase) in operating assets
Finance leases receivable	37,142	283,218
Accounts receivable - trade	(36,373)	9,428
Prepaid expenses and other current assets	(7,682)	28,803
Employee advances	350	1,896
Increase (decrease) in operating liabilities
Accounts payable	21,889	(44,816)
Accrued expenses	43,484	29,529
Deferred revenue	(3,254)	(3,217)
Accrued salary, retirement, and benefits - related party	(20,721)	18,605

Net cash provided by (used by) operating activities	(365,799)	(42,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(38,469)	(38,115)
Sale of investment securities	42,914
Purchase contractual interest in legal recovery	-	(35,334)
Purchases of property and equipment	(16,539)	(21,754)
Proceeds from sale of property and equipment	3,383	260
Down payments on right of use assets	(46,736)	(9,604)
Proceeds from investment in receivable	-	4,000

Net cash (used by) investing activities	(55,447)	(100,547)

See accompanying Notes to Financial Statements	-9-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months Ended
	Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$200,000	$-
Proceeds from Paycheck Protection Program loan	76,593	460,547
Refund of Paycheck Protection Program payments	551	-
Payments on related party payable	-	(27,472)
Payments on long-term debt	(7,709)	(12,866)
Payments on finance lease liability	(54,530)	(25,131)

Net cash provided by (used by) financing activities	214,905	395,078

Net change in cash	(206,341)	252,153

Beginning cash	506,174	686,611

Ending cash	$299,833	$938,764

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$19,153	$14,184

Cash paid for income taxes	$3,350	$7,680

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$55,624	$-

Right of use assets acquired through finance lease liability	$337,751	$80,779

See accompanying Notes to Financial Statements	-10-

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

The Company’s broad target industry focus includes energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it was adding a cryptocurrency focus for Mentor.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long standing investment of the Company since 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. Patent application national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at June 30, 2021 and December 31, 2020.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at June 30, 2021 and December 31, 2020. See Note 8.

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

Note 1 - Nature of operations (continued)

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at a cost of $194,028 and $194,028 at June 30, 2021 and December 31, 2020, respectively.

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

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.1% of NeuCourt’s issued and outstanding common stock as of June 30, 2021.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the six month period ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These financial statements should be read in conjunction with that report.

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

Basis of presentation (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,964,774 as of June 30, 2021. The Company continues to experience negative cash flows from operations.

The Company management believes it is more likely than not that Electrum will prevail in the legal action described in Note 9 to the consolidated financial statements, in which the Company has an interest. However, there is no surety that Electrum will prevail in its legal action or that we will be able to recover our funds and our percentage of the Litigation Recovery if Electrum does prevail.

Note 2 - Summary of significant accounting policies (continued)

Going Concern Uncertainties

The Company will be required to raise additional capital to fund its operations and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 6,252,954 Series D warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

Management’s plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding these activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of June 30, 2021, the fatality rate from COVID-19 in the United States has significantly declined from its peak, but the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered and may continue to be constrained, due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma Entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively. Additionally, the collectability of our investment in accounts receivable has been impaired by $139,148 in the fourth quarter of 2020, due to a reduction in our expected collection amount of the 2020 and 2021 payments of an installment contract, see Note 4.

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

We anticipate that current cash and associated resources will be sufficient to execute our business plan for the next twelve months. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of COVID-19, government response and the related length of this impact on the economy, which are uncertain and cannot be predicted at this time.

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

Note 2 - Summary of significant accounting policies (continued)

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

There were no accounting pronouncements issued during the six months ended June 30, 2021 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2021 and December 31, 2020.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2021 and December 31, 2020, the Company has an allowance for doubtful receivables in the amount of $72,041 and $59,461, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc., which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $9,047 and $7,038 at June 30, 2021 and December 31, 2020, respectively, as presented in Note 7.

Investment in account receivable, net of discount

The Company’s investment in account receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. At June 30, 2021 and December 31, 2020, the Company has an impairment of the investment in account receivable of $139,148 and $139,148, respectively.

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

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria is met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, and (iii) the lease term is for a significant part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, are classified as operating leases based on an expected lease term of four years. Fleet vehicle leases entered into on or after January 1, 2019, for which the lease is expected to be extended to five years, are classified as finance leases. Our leases have remaining lease terms of one to forty-eight months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

Note 2 - Summary of significant accounting policies (continued)

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2021 and December 31, 2020.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of June 30, 2021 and December 31, 2020, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at June 30, 2021 and December 31, 2020, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and six months ended June 30, 2021 and 2020 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid insurance	-	342
Other prepaid costs	25,521	17,497
	$25,521	$17,839

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an impairment of $139,148 and $139,148 on the investment in account receivable at June 30, 2021 and December 31, 2020, respectively.

The investment in account receivable consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Face value	$702,000	$702,000
Impairment	(139,148)	(139,148)
Unamortized discount	(202,338)	(232,794)
Net balance	360,514	330,058
Current portion	(84,662)	(26,162)
Long term portion	$275,852	$303,896

For the three months ended June 30, 2021 and 2020, $15,228 and $19,872 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2021 and 2020, $30,456 and $38,217 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	June 30, 2021		December 31, 2020
Computers		$39,809		$38,545
Furniture and fixtures		23,428		23,428
Machinery and vehicles		215,422		205,187
	278,659		267,160
Accumulated depreciation and amortization		(145,515)		(129,974)

Net Property and equipment		$133,144		$137,186

Depreciation and amortization expense was $9,854 and $5,097 for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense was $19,274 and $8,938 for the six months ended June 30, 2021 and 2020, respectively Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $777,451 and $406,242 as of June 30, 2021 and December 31, 2020, respectively. Accumulated amortization associated with finance leases was $161,750 and $110,164 as of June 30, 2021 and December 31, 2020, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost included in cost of goods	$29,837	$38,615	$62,701	$84,571
Operating lease cost included in operating costs	13,496	13,846	24,592	28,119
Total operating lease cost (1)	43,333	52,461	87,293	112,690
Finance lease cost, included in cost of goods:
Amortization of lease assets	38,952	17,434	51,586	31,427
Interest on lease liabilities	6,363	4,475	11,830	7,969
Total finance lease cost	45,315	21,909	63,416	39,396
Short-term lease cost	0	8,970	2,300	17,940
Total lease cost	$88,648	$83,340	$153,009	$170,026

(1)	Right of use asset amortization under operating agreements was $26,558 and $49,846 for the three months ended June 30, 2021 and 2020, respectively. Right of use asset amortization under operating agreements was $67,539 and $95,722 for the six months ended June 30, 2021 and 2020, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term – operating leases	1.29 years	.93 years
Weighted-average remaining lease term – finance leases	4.05 years	3.41 years
Weighted-average discount rate – operating leases	7.9%	10.1%
Weighted-average discount rate – finance leases	5.5%	8.3%

Finance lease liabilities were as follows:

	June 30, 2021	December 31, 2020
Gross finance lease liabilities	$609,184	$310,685
Less: imputed interest	(52,213)	(40,183)
Present value of finance lease liabilities	556,971	270,502
Less: current portion	(145,399)	(79,526)
Long-term finance lease liabilities	$411,572	$190,976

Operating lease liabilities were as follows:

	June 30, 2021	December 31, 2020
Gross operating lease liabilities	$108,208	$146,171
Less: imputed interest	(3,616)	(6,863)
Present value of operating lease liabilities	104,592	139,308
Less: current portion	(83,920)	(123,158)
Long-term operating lease liabilities	$20,672	$16,150

Note 6 – Lessee Leases (continued)

Lease maturities were as follows:

Maturity of lease liabilities
12 months ending June 30,	Finance leases	Operating leases
2022	$145,399	$83,920
2023	143,929	20,672
2024	116,128	-
2025	99,870	-
2026	51,645	-
Total	556,971	104,592
Less: Current maturities	145,399	83,920
Long-term liability	$411,572	$20,672

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	June 30, 2021	December 31, 2020

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $2,102 and $1,454 at June 30, 2021 and December 31, 2020. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	$27,102	$26,454

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $6,945 and $5,584 at June 30, 2021 and December 31, 2020. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note. *	56,945	55,584

Total convertible notes receivable	84,047	82,038

Less current portion	(27,102)	(26,454)

Long term portion	$56,945	$55,584

*	The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 101,182 Conversion Shares and the October 31, 2018 Note would convert into 212,597 Conversion Shares at June 30, 2021. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Note 8 – Finance leases receivable

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II did not record any sales revenue for the six months ended June 30, 2021 and 2020. At June 30, 2021, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consisted of the following:

	June 30, 2021	December 31, 2020
Gross minimum lease payments receivable	$422,591	$477,680
Accrued interest	1,873	2,141
Less: unearned interest	(85,655)	(103,870)
Finance leases receivable	338,809	375,951
Less current portion	(72,788)	(69,053)
Long term portion	$266,021	$306,898

Interest income recognized on Partner II finance leases for the three months ended June 30, 2021 and 2020 was $10,330 and $12,028 respectively. Interest income recognized on Partner II finance leases for the six months ended June 30, 2021 and 2020 was $21,200 and $24,242, respectively.

At June 30, 2021, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending June 30,	Lease Receivable	Lease Interest
2022	$73,570	$36,115
2023	85,423	24,752
2024	94,368	15,807
2025	72,964	5,742
2026	12,484	876
Thereafter	-	-
	$338,809	$83,292

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of June 30, 2021 and December 31, 2020, Mentor invested an additional $81,529 of capital in Electrum for payment of legal retainers and fees in consideration for an additional eight percent (8%) of the Recovery. At June 30, 2021 and December 31, 2020, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at cost of $181,529 and $181,529, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However, Company management estimates that recovery is more likely than not, and no impairment has been recorded at June 30, 2021 and December 31, 2020.

Note 9 - Contractual interests in legal recoveries (continued)

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from January 28, 2019 until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from January 28, 2019 until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to COVID-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020
October 30, 2018 Recovery Purchase Agreement	$181,529	$181,529
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$381,529	$381,529

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

				Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2019	$-	$-	$346,195	$5,669	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	(10,292)	-	-	(4,669)	-
Purchases, issuances, sales, and settlements
Purchases	83,536	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	(38,418)	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	(6,573)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	-	-	-
Issuances	-	-	-	-	-
Sales	(42,913)	-	-	-	-
Settlements	-	-	-	-	-
Balance at June 30, 2021	$23,810	$-	$381,529	$1,000	$204,028

Note 10 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at June 30, 2021 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

NASDAQ listed company stock	$38,470	$(14,660)	$-	$23,810
	$38,470	$(14,660)	$-	$23,810

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains and losses recognized during the period on equity securities	$4,849	$4,288	$(14,660)	$(750)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$4,849	$4,288	$(14,660)	$(750)

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through June 30, 2021 for Series B warrants were $0.11 and Series D warrants were $1.60.

Note 11 - Common stock warrants (continued)

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

As of June 30, 2021 and December 31, 2020, the weighted average contractual life for all Mentor warrants was 17.0 years and 17.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the six months ended June 30, 2021 and 2020, there were no warrants exercised and there were no warrants issued. The intrinsic value of outstanding warrants at June 30, 2021 and December 31, 2020 was $5,247 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2021	87,456	6,252,954	6,340,410

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at June 30, 2021	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the six months ended June 30, 2021 and 2020, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2021 and December 31, 2020.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of June 30, 2021 and December 31, 2020, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Note 13 - Stockholders’ equity (continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at June 30, 2021 and December 31, 2020 include this interest. The Core Q Holdings Asset Value at June 30, 2021 and December 31, 2020 was $17,114 and $16,207 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.140 and $0.085, respectively, into an aggregate of 1,344,642 and 2,097,358 shares of the Company’s Common Stock, respectively. Because there were net losses for the three and six month periods ended June 30, 2021 and 2020, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 14 - Term Loan

Term debt as of June 30, 2021 and December 31, 2020 consists of the following:

	June 30, 2021	December 31, 2020
Bank of America auto loan, interest at 2.37% per annum, monthly principal and interest payments of $1,448, maturing December 2025, collateralized by vehicle.	$74,103	$81,812

Less: Current maturities	(15,099)	(15,566)

	$59,004	$66,246

Note 15 – Paycheck Protection Program Loans and Economic Injury Disaster Loans

Paycheck Protection Program loans

In 2020, the Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and the Republic Bank of Arizona (collectively, the “PPP Loans”). The PPP Loans were forgiven in November 2020, except for $10,000 of WCI’s loan that was not eligible for forgiveness due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA automatically remitted a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously deducted EIDL Advance amount, plus interest through the remittance date. On March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance. The $10,000 forgiveness is reflected as other income for the six months ended June 30, 2021, in the condensed consolidated income statements.

On February 17, 2021, Mentor received a second PPP Loan in the amount of $76,593 (“Second PPP Loan”) pursuant to Division N, Title III, of the Consolidated Appropriations Act, 2021 (the “Economic Aid Act”) as further set forth at Section 311 et. seq. of the Economic Aid Act.

The Second PPP Loan is forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, utilities, and other covered operations expenditures, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

Note 15 – Paycheck Protection Program loans and Economic injury disaster loan (continued)

The Company records PPP Loans as a liability in accordance with FASB ASC 470, “Debt” and records accrued interest through the effective date of forgiveness on the PPP Loans. Total gain on extinguishment of the PPP Loans and accrued interest is reported in other income and expense in the consolidated income statement.

PPP loan balances consist of the following:

	June 30, 2021	December 31, 2020
May 5, 2020, PPP loan from Republic Bank of Arizona to Waste Consolidators, Inc., revised December 1, 2020. The note bears interest at 1% per annum, with a revised maturation date of May 15, 2020, with monthly principal and interest payments of $560 beginning December 15, 2020. On March 16, 2021, WCI was notified of full forgiveness of the note.	$-	$9,449

February 17, 2021, Second PPP loan from the Bank of Southern California, with accrued interest of $279 at June 30, 2021. The loan bears interest at 1% per annum and matures January 16, 2026. Mentor may apply for forgiveness for amounts disbursed for covered costs. Payment on any unforgiven amount begins within ten months after last day of the loan forgiveness covered period (i) beginning on the date that is 8 weeks after the date of disbursement and (ii) ending on the date that is 24 weeks after the date of disbursement.	76,872	-

Total	76,872	9,449

Less: Current maturities	-	(6,658)

Long-term portion of paycheck protection plan loans	$76,872	$2,791

Interest expense on PPP Loans for the three months ended June 30, 2021 and 2020 was $191 and $705, respectively. Interest expense on PPP Loans for the six months ended June 30, 2021 and 2020 was $270 and $705, respectively

Economic injury disaster loan

On July 9, 2020, WCI received an additional Economic Injury Disaster Loan in the amount of $150,000 through the SBA. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2020, and matures July 2050. The loan is collateralized by all tangible and intangible assets of WCI.

EIDL loan balances at June 30, 2021 consist of the following:

	June 30, 2021	December 31, 2020
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $5,513 and $2,502 as of June 30, 2021 and December 31, 2020, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2021, and matures July 2050.	$155,413	$152,602

Less: Current maturities*	-	-

Long-term portion of economic injury disaster loan	$155,413	$152,602

*	All payments through March of 2023 will offset accrued interest incurred in the deferral period and therefore the current maturity of principal is $0 at June 30, 2021 and December 31, 2020.

Interest expense on the EIDL Loan for the three months ended June 30, 2021 and 2020 was $1,420 and $0, respectively.

Interest expense on the EIDL Loan for the six months ended June 30, 2021 and 2020 was $2,811 and $0, respectively.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	June 30, 2021	December 31, 2020
Accrued salaries and benefits	$864,796	$848,796
Accrued retirement and other benefits	513,470	550,191
Offset by shareholder advance	(261,653)	(261,653)
	$1,116,613	$1,137,334

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three and six months ended June 30, 2021 and 2020, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan from an officer of WCI, which is reflected as a related party payable at June 30, 2021 and December 31, 2020.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. On June 17, 2021, Mentor received an additional $100,000 loan from its CEO with the same terms as the previous loan. The loan from the related party and accrued interest of $2,436 is reflected as a long-term liability at June 30, 2021. For the three months ended June 30, 2021 and 2020, the interest expense on the long-term loan from the related party was $2,240 and $0 respectively. For the six months ended June 30, 2021 and 2020, the interest expense on the long-term loan from the related party was $2,436 and $0 respectively.

Note 18 – Commitments and contingencies

G FarmaLabs Limited, a Nevada corporation (“G Farma”) has not made scheduled payments on the finance lease receivable or the notes receivable summarized below since February 19, 2019. All amounts due from G Farma are fully impaired at June 30, 2021 and December 31, 2020. A complete description of the agreements can be found in the Company’s Annual Report for the period ended December 31, 2020 on Form 10-K as filed with the SEC on April 15, 2021.

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together, the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We are now in litigation with these entities; the equity investment was fully impaired at June 30, 2021 and December 31, 2020.

Partner I acquired and delivered manufacturing equipment as selected by the G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired at June 30, 2021 and December 31, 2020.

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

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019, denying each and every allegation of the Cross-Complaint and intends to vigorously defend itself in this matter. Mentor is currently in the process of preparing for trial on the remaining causes of action against the G Farma Entities and their guarantors. Trial is currently scheduled to commence on September 20, 2021.

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

On January 31, 2020, as authorized by court order, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company and moved to storage under the Company’s control. In the quarter ended June 30, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at June 30, 2021 and December 30, 2020.

The Company will continue to legally pursue award and collection of damages in the amount of $1,166,570.62 related to the G Farma promissory notes from the G Farma Entities and three guarantors. The Company and Partner I will continue to pursue the remaining causes of action in the litigation and award and collection of the $1,290,174 lease payments remaining from the G Farma Lease Entities and the G Farma guarantors after applying proceeds from the sale of Partner I’s recovered equipment assets.

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

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended June 30, 2021
Net revenue	$10,330	$1,362,308	$-	$1,372,638
Operating income (loss)	8324	(181,557)	(134,057)	(307,290)
Interest income	-	-	16,245	16,245
Interest expense	-	9,831	5,733	15,114
Property additions	-	7,416	1,264	8,680
Depreciation and amortization	-	8,393	1,461	9,854

Three months ended June 30, 2020
Net revenue	$12,028	$1,146,839	$-	$1,158,867
Operating income (loss)	(12,235)	21,436	(214,076)	(204,875)
Interest income	681	-	20,452	21,133
Interest expense	-	6,706	140	6,846
Property additions	-	13,412	5,012	18,424
Depreciation and amortization	-	3,658	1,439	5,097

Six months ended June 30, 2021
Net revenue	$21,200	$2,672,147	$-	$2,693,262
Operating income (loss)	14,450	(185,503)	(300,982)	(472,035)
Interest income	-	-	32,735	32,735
Interest expense	-	17,879	9,306	27,185
Property additions	-	10,235	1,264	16,539
Depreciation and amortization	-	16,353	2,921	19,274
Total assets	394,926	1,944,190	2,188,586	4,527,702

Six months ended June 30, 2020
Net revenue	$24,567	$2,283,763	$-	$2,308,330
Operating income (loss)	(21,140)	57,886	(478,345)	(441,599)
Interest income	1,924	-	38,613	40,537
Interest expense	-	14,044	140	14,184
Property additions	-	16,741	5,012	21,753
Depreciation and amortization	-	6,298	2,641	8,939
Total assets	2,337,447	1,978,746	614,409	4,935,601

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30
	2021	2020	2021	2020
Operating loss	$(307,290)	$(204,875)	$(472,035)	$(441,599)
Gain (loss) on investments	(11,423)	4,288	(6,574)	(5,919)
Interest income	16,245	21,133	32,735	40,537
Interest expense	(15,114)	(6,846)	(27,185)	(14,184)
Gain on equipment disposals	2,074	-	1,432	-
EIDL Advance	-	10,000	10,000	10,000
Other income	2,450	4,272	1,398	16,358

Income before income taxes	$(313,058)	$(172,028)	$(460,229)	$(394,807)

Note 20 – Subsequent events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2021 and the results of operations for the six months ended June 30, 2021 and 2020. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2021 and 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020.

Corporate Background

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency focus for Mentor.

In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the six months ended June 30, 2021 and 2020. In the third quarter of 2020, WCI began offering services in Houston, Texas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s has an equity interest in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had approximately 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of June 30, 2021 and December 31, 2020, Mentor has provided $181,529 and $181,529, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018, to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See Note 9 to the condensed consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity is currently limited to the annual payment of patent maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application, and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent, and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid, and therefore, no capitalized assets related to MCIP are reported on the condensed consolidated financial statements at June 30, 2021 and December 31, 2020.

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

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.1% of the issued and outstanding NeuCourt shares at June 30, 2021.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. Partner I has subsequently been reorganized under the laws of the State of Texas. In 2018 and 2019, Mentor contributed $1,010,326 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been fully impaired at June 30, 2021 and December 31, 2020. Management considers collection on the leases to be unlikely, see Note 18 to the condensed consolidated financial statements.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner II has subsequently reorganized under the laws of the State of Texas. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended see Note 8 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II’s earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 8 to the condensed consolidated financial statements. Payment on the leases are current.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from our investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency focus. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Business Segments

We generally manage our operations through two operating segments, cannabis and medical marijuana segment and our long-standing investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas to reduce their facilities’ operating costs. In late 2019, Mentor expanded its target industry focus to potentially include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency focus.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its investments, to generate positive cash flow, and to obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately twelve months of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended June 30, 2021, compared to Three Months Ended June 30, 2020

Revenues

Revenue for the three months ended June 30, 2021 was $1,372,638 compared to $1,158,867 for the three months ended June 30, 2020 (“the prior year period”), an increase of $213,771 or 18.4%. This increase is due to a $215,470 increase in WCI service fees, partially offset by a ($1,698) decrease in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the three months ended June 30, 2021 was $378,636 compared to $368,197 for the prior year period. Cost of goods sold relate to WCI and Partner II. WCI experienced gross profit of $368,306 or 31.8% of revenue for the three months ended June 30, 2021, compared to $356,169 or 31.1% for the prior year period, an increase of $12,138 with an increase of 4.1% in gross profit as a percentage of revenue. Partner II had gross profit of $10,330 for the three months ended June 30, 2021 as compared to $12,028 in the prior year period. Partner I did not have revenue for the three months ended June 30, 2021 and 2020.

The increase in WCI gross profit percentage was due to an increase in salaries and related costs of 2.26%, an increase of 1.7% in disposal costs and an increase of 1.1% in Right of Use Asset amortization as a percent of WCI revenue over the prior year period. These increases were partially offset by a reduction of (1.7%) in contract labor, as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2021 was $685,926 compared to $573,072 for the prior year period, an increase of $112,855. We experienced a decrease of ($37,398) in salary and wages, a decrease of ($7,938) in professional fees, and a decrease of ($16,514) in bad debt expense, partially offset by an increase of $140,000 in management fees, an increase of $20,302 in other selling, general and administrative expenses, and an increase in outside services of $14,403 for the three months ended June 30, 2021 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $90,720 for the three months ended June 30, 2021 compared to $23,112 for the prior year period, an increase of $67,608. We experienced increases of $106,223 in WCI non-controlling interest, $2,074 in gain on disposal of right of use assets and ($8,268) in interest expense. We experienced decreases of ($15,711) in gain on investment securities, ($10,000) in income due to Paycheck Protection Program Loan forgiveness, ($4,888) in interest income, and ($1,822) in other miscellaneous income and expense

Net results

The net result for the three months ended June 30, 2021 was a net loss attributable to Mentor of ($216,620) or ($0.009) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($184,185) or ($0.008) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Six months Ended June 30, 2021, compared to Six months Ended June 30, 2020

Revenues

Revenue for the six months ended June 30, 2021 was $2,693,262 compared to $2,308,330 for the six months ended June 30, 2020 (“the prior year period”), an increase of $384,932 or 16.68%. This increase is due to a $388,299 increase in WCI service fees, partially offset by a ($3,367) decrease in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2021 was $815,027 compared to $744,923 for the prior year period. Cost of goods sold relate to WCI and Partner II. WCI experienced gross profit of $797,853 or 29.9% of revenue for the six months ended June 30, 2021, compared to $712,703 or 31.2% for the prior year period, an increase of $85,150 with a decrease of 1.3% as a percentage of revenue. Partner II had gross profit of $21,200 for the six months ended June 30, 2021 as compared to $24,567.

The increase in WCI gross profit percentage was due to an increase in salaries and related costs of 2.26%, an increase of 1.7% in disposal costs and an increase of 1.1% in Right of Use Asset amortization as a percent of WCI revenue over the prior year period. These increases were partially offset by a reduction of (1.7%) in contract labor, as a percent of WCI revenue over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2021 was $1,287,062 compared to $1,186,522 for the prior year period, an increase of $100,540. We experienced a decrease of ($91,202) in salary and wages, a decrease of ($37,214) in professional fees, and a decrease of ($32,413) in bad debt expense, partially offset by an increase of $220,000 in management fees, an increase of $6,228 in other selling, general and administrative expenses, and an increase in outside services of $35,141, for the six months ended June 30, 2021 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $108,490 for the six months ended June 30, 2021 compared to $9,643 for the prior year period, an increase of $98,847. Of the increase $125,329 is due to a gain on investments of $95,861 in the current year period compared to a net loss on investment of ($29,468) in the prior year period. The increase was also partially due to a decrease in Income Tax Expense of $7,850. This was offset by a $7,802 decrease in interest income, a decrease of $14,961 in Misc. Other Income, a $1,432 increase in Loss on Equipment Disposals, and an increase in interest expense of $13,001.

Net results

The net result for the six months ended June 30, 2021 was a net loss attributable to Mentor of ($363,544) or ($0.016) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($431,955) or ($0.019) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue. In addition, the Company will make continued efforts to recover funds invested in the G Farma Entities.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At June 30, 2021 we had cash and cash equivalents of $299,833 and working capital of $448,646. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Operating cash outflows in the six months ended June 30, 2021 was ($354,424), including ($465,782) of net loss, less noncash forgiveness of PPP loan of ($10,000), less non-cash amortization of discount on our investment in account receivable of ($30,456), less an increase in accrued interest income of ($2,010), plus a loss on an investment in securities of $6,574, and an increase in operating assets of ($6,563), partially offset by non-cash depreciation and amortization of $19,274, non-cash amortization on right of use assets of $80,118, non-cash bad debt expense of $12,580, loss on right of use asset disposal of $643, and a $41,398 increase in operating liabilities.

Cash outflows from investing activities in the six months ended June 30, 2021 were ($55,447) due to purchase and sale of investment securities netting to $4,445, purchase and sale of property and equipment netting to ($13,156), and down payments on right of use assets of ($46,736).

Net inflows from financing activities during the six months ended June 30, 2021 were $214,905 consisting of proceeds from related party loan of $200,000, proceeds from paycheck protection program loans of $76,593, and refund of payment on paycheck protection program loans of $551. Cash outflows from financing activities include payments on long-term debt of ($7,709) and ($54,530) of payments on finance lease liabilities.

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

For the six months ended June 30, 2021, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2020. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Evaluation of disclosure controls and procedures

Management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G FarmaLabs Limited, Atanachi (“Ata”) Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

●	Mentor Capital, Inc. alleges that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors of the G Farma obligations have failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $67,770 is also due but has not been accrued in the financial statements due to uncertainty of collection.
●	Mentor Partner I, LLC alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzalez as guarantors of the lease obligations have failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680. Interest of approximately $93,710 is also due but has not been accrued in the financial statements due to uncertainty of collection.
●	Mentor Capital, Inc. also alleges that the G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors have failed to perform their obligations under (i) a Consulting Agreement dated March 17, 2017, as amended, (ii) a Rights Agreement dated March 17, 2017, and (iii) a Security Agreement dated March 17, 2017, as amended.
●	Mentor Capital, Inc. also alleges that G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC have failed to perform their obligations under an Equity Purchase and Issuance Agreement dated September 6, 2018, as amended.
●	Mentor Capital, Inc. and Mentor Partner I, LLC sought an injunction against all Defendants preventing Defendants from keeping equipment leased under the Master Lease Agreement.

On or about November 13, 2019, G FarmaLabs Limited, Ata Gonzales, and Nicole Gonzales filed a cross-complaint against Mentor Capital, Inc. alleging breach of contract related to the Consulting Agreement dated March 17, 2017, and seeking declaratory relief related to the validity of the agreements between the parties. Mentor Capital, Inc. filed its answer to the cross-complaint on December 6, 2019. Mentor is currently in the process of preparing for trial on the remaining causes of action against the G Farma Entities and its guarantors. Trial in this matter is currently scheduled to commence on September 20, 2021.

On January 31, 2020, following the Court’s grant of the Company’s motion for a writ of possession, all remaining equipment leased to G Farma by Mentor Partner I, was repossessed by the Company and moved to storage under the Company’s control. Repossessed equipment with a cost of $622,670 was sold in 2020 to the highest offerors for net proceeds of $252,281, after shipping and delivery costs which were applied against the lease receivable balance. The remaining lease balance is fully reserved at June 30, 2021 and December 31, 2020.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the six months ended June 30, 2021, and years ended December 31, 2020 and 2019, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for twelve months after the date these financial statements are issued. It is possible that if future financing is not obtained, we will not be able to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

As of June 30, 2021, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.13. As of the same date, the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At June 30, 2021, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

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

We operate in a turbulent markets populated by businesses that are highly volatile.

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

In addition to our cannabis-related business focus, we are also focusing on cryptocurrencies, which each experience their own marketplace volatility. Similar to the cannabis market, the cryptocurrency market has patchy adoption and may suffer reputational risks due to the United States Securities and Exchange Commission rulings and the public perception that cryptocurrencies may sometimes be associated with illegal activities.

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

The Federal Government’s attitude toward cannabis and cryptocurrency could materially harm our business

Changes to the Federal Government’s administration, the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use, and the United States Securities and Exchange Commission rulings on the treatment of cryptocurrencies and initial coin offerings could materially negatively affect our business.

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

We are engaged in litigation.

On May 28, 2019, we filed a complaint against the G Farma Entities and three guarantors of the G Farma agreements in the Superior Court of California in the County of Marin for breach of the G Farma agreements, including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. Mentor intends to vigorously pursue this matter; however, collection is uncertain at this time. We have recovered possession of a large portion of the equipment leased to G Farma and our motion for summary adjudication has been granted as to several of the causes of action in our complaint, including liability related to the breach of the two promissory notes. However, there is no surety that we will prevail on the remaining causes of action in this lawsuit or that we will be able to recover the approximate $2.5M in claimed damages if we do prevail. We are currently preparing for trial which is scheduled to commence on September 20, 2021.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 17.59% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of August 15, 2021, Mr. Billingsley owned approximately 11.72% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 17.59% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

The Company has recently experienced some changes to its Board of directors makeup and principal financial officer.

One of Mentor’s long-time directors and a member of its Audit Committee, Stan Shaul, recently resigned from Mentor’s Board due to his employer’s acquisition by a prominent public company on May 15, 2021. Mr. Shaul remains a significant shareholder of the Company.

On May 17, 2021, Lori Stansfield’s services as a contract chief financial officer with Mentor concluded. Ms. Stansfield’s departure from Mentor was amicable and there were no accounting disagreements. As needed, Ms. Stansfield has agreed to continue to provide transition support to assist with the Company’s reporting obligations, including assistance to the Company’s new accountants as needed, and she remains a director and the treasurer of the Company’s board of directors. Ms. Stansfield also continues to be a significant shareholder of the Company.

On May 28, 2021, the Company retained a new CPA firm, Steve Hill and Associates, LLC, retained to provide accounting support services to the Company. On August 7, 2021, Mr. Billingsley was appointed the principal financial officer of Mentor Capital, Inc.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, and extensive research, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the cryptocurrency, energy, mining and minerals, technology, consumer products, management services, manufacturing, or cannabis markets. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposit. Through association with cannabis companies and products, we have been subject to heightened scrutiny by brokers in the past which may make it difficult for current shareholders to sell or interested investors from purchasing our shares of common stock. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

●	sales, sales cycle, and market acceptance or rejection of our affiliates’ products;
●	our ability to engage with partners who are successful in selling products;
●	economic conditions within the cannabis industry;
●	development of law related to cannabis products and services;
●	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
●	domestic and international economic, business and political conditions;
●	justified or unjustified adverse publicity; and
●	proper or improper third-party short sales or other manipulation of our stock.

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

The effects of negative worldwide economic events, such as the continuing coronavirus outbreak, may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Competitors in the Canadian public market may have a material advantage over us. The Canadian government has loosened the laws and regulations with regard to cannabis earlier and at a faster pace than in the United States. The financial regulations with regard to cannabis investing and banking are also more favorable in Canada than for the Company in the United States. This Canadian advantage may have a material negative effect on the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2018, Mentor sold 11 shares of its unregistered Series Q Preferred Stock in a private placement for $110,000.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Item 3.	Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)
4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)
10.1	Mentor Capital, Inc. Loan Agreement dated March 12, 2021 (Loan from Chet Billingsley)
10.2	Mentor Capital, Inc. Loan Agreement dated June 16, 2021 (Loan from Chet Billingsley)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: August 16, 2021	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 16, 2021	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-46-