Form 10-Q
period 2021-09-30
Mentor Capital, Inc.
filed 2021-11-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At November 12, 2021, there were 22,850,947 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact of COVID-19 on the Company’s business and results of operations are forward-looking statements. Moreover, due to our investments in the cannabis-related industry or other industries, we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$278,068	$506,174
Investment in securities at fair value	21,383	34,826
Accounts receivable, net	672,183	508,286
Net finance leases receivable, current portion	72,789	69,053
Investment in installment receivable, current portion	117,000	26,162
Convertible notes receivable, current portion	27,102	26,454
Prepaid expenses and other current assets	25,444	17,839
Employee advances and other receivable	530	1,050

Total current assets	1,214,499	1,189,844

Property and equipment
Property and equipment	268,862	267,160
Accumulated depreciation and amortization	(147,404)	(129,974)

Property and equipment, net	121,458	137,186

Other assets
Operating lease right-of-use assets	52,225	129,295
Finance lease right-of-use assets	574,590	296,078
Investment in account receivable, net of discount and current portion	258,742	303,896
Net finance leases receivable, net of current portion	246,820	306,898
Convertible notes receivable, net of current portion	57,985	55,584
Contractual interest in legal recovery	381,529	381,529
Deposits	9,575	9,575
Long term investments	205,028	205,028
Goodwill	1,426,182	1,426,182

Total other assets	3,212,676	3,114,065

Total assets	$4,548,633	$4,441,095

See accompanying Notes to Financial Statements	-4-

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	September 30,	December 31,
	2021	2020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$24,792	$18,813
Accrued expenses	319,396	259,934
Related party payable	20,000	20,000
Deferred revenue	11,312	16,198
Paycheck protection program loans, current portion	-	6,658
Finance lease liability, current portion	147,527	79,526
Operating lease liability, current portion	52,587	123,158
Current portion of long-term debt	15,099	15,566
Total current liabilities	590,713	539,853

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,127,399	1,137,334
Related party loan	206,442	-
Paycheck protection program loans, net of current portion	77,066	2,791
Economic injury disaster loan	156,862	152,602
Finance lease liability, net of current portion	373,892	190,976
Operating lease liability, net of current portion	12,377	16,150
Long term debt, net of current portion	50,717	66,246
Total long-term liabilities	2,004,755	1,566,099
Total liabilities	2,595,468	2,105,952

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at September 30, 2021 and December 31, 2020 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,850,947 and 22,850,947 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,968,166)	(10,601,231)
Non-controlling interest	(152,609)	(137,566)
Total shareholders’ equity	1,953,165	2,335,143
Total liabilities and shareholders’ equity	$4,548,633	$4,441,095

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements	-5-

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Service fees	$1,482,649	$1,219,800	$4,154,711	$3,503,563

Finance lease revenue	9,975	11,730	31,176	36,297

Total revenue	1,492,624	1,231,530	4,185,887	3,539,860

Cost of sales	1,004,040	855,795	2,882,275	2,419,201

Gross profit	488,584	375,735	1,303,612	1,120,659

Selling, general and administrative expenses	402,257	790,714	1,689,318	1,977,237

Operating income (loss)	86,327	(414,979)	(385,706)	(856,578)

Other income and (expense)
Gain (loss) on investments	(2,427)	(2,758)	(9,001)	(8,676)
Interest income	16,269	24,968	49,003	65,504
Interest expense	(16,714)	(8,513)	(43,899)	(22,697)
Paycheck Protection Program Loan Forgiven	-	3,372	10,000	-
Gain on equipment disposal	(671)	-	761	3,372
Recovery on impaired asset			1,000
Economic Injury Disaster Loan advance	-	-	-	10,000
Other income (expense)	4,032	7,994	4,429	24,352

Total other income and (expense)	489	25,063	12,293	71,855

Income (loss) before provision for income taxes	86,816	(389,916)	(373,413)	(784,723)

Provision for income taxes	2,815	50	8,565	13,650

Net income (loss)	84,001	(389,966)	(381,978)	(798,373)

Gain (loss) attributable to non-controlling interest	87,393	(116,011)	(15,043)	(92,463)

Net income (loss) attributable to Mentor	$(3,392)	$(273,955)	$(366,935)	$(705,910)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.000)	$(0.012)	$(0.016)	$(0.031)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted*	22,850,947	22,850,947	22,850,947	22,850,947

*	The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements	-6-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at June 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,964,774)	$2,109,166	$(240,002)	$1,869,164

Net income (loss)	-	-	-	-	-	(3,392)	(3,392)	87,393	84,001

Balance at September 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,968,166)	$2,105,774	$(152,609)	$1,953,165

Balance at June 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,307,161)	$2,766,779	$(152,502)	$2,604,277

Net income (loss)	-	-	-	-	-	(273,955)	(273,955)	(116,011)	(389,966)

Balances at September 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,581,116)	$2,492,824	$(278,513)	$2,214,311

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-7-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(366,935)	(366,935)	(15,043)	(381,978)

Balance at September 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,968,166)	$2,105,774	$(152,609)	$1,953,165

Balance at December 31, 2019	11	$-	22,850,947	$2,285	$13,071,655	$(9,875,206)	$3,198,734	$(186,050)	$3,012,684

Net income (loss)	-	-	-	-	-	(705,910)	(705,910)	(92,463)	(798,373)

Balances at September 30, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,581,116)	$2,492,824	$(278,513)	$2,214,311

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-8-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(381,978)	$(798,373)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	34,305	14,869
Amortization of right of use asset	111,307	59,562
PPP loan forgiven	(10,000)	-
(Gain) loss on ROU asset disposal	643	(3,372)
(Gain) loss on property and equipment disposal	(1,404)	-
Bad debt expense	19,580	44,993
Amortization of discount on investment in account receivable	(45,684)	(61,908)
Increase in accrued investment interest income	(3,049)	(2,914)
(Gain) loss on investment in securities, at fair value	9,001	3,507
(Gain) loss on long-term investments	-	5,169
Decrease (increase) in operating assets
Finance leases receivable	56,342	-
Accounts receivable - trade	(183,477)	(18,779)
Prepaid expenses and other current assets	(7,605)	(46,193)
Employee advances	520	2,041
Increase (decrease) in operating liabilities
Accounts payable	5,979	(8,762)
Accrued expenses	66,631	56,865
Deferred revenue	(4,886)	(4,834)
Accrued salary, retirement, and benefits - related party	(9,935)	17,949

Net cash provided by (used by) operating activities	(343,710)	(740,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	4,442	(38,115)
Proceeds from finance lease receivable	-	300,648
Purchase contractual interest in legal recovery	-	(35,334)
Purchases of property and equipment	(108,554)	(32,177)
Proceeds from sale of property and equipment	91,381	4,140
Down payments on right of use assets	(46,737)	(21,104)
Proceeds from investment in receivable	-	4,000

Net cash (used by) investing activities	(59,468)	182,058

See accompanying Notes to Financial Statements	-9-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months Ended
	Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$204,006	$-
Proceeds from Paycheck Protection Program loan	76,593	459,842
Proceeds from economic injury disaster loan	-	150,000
Refund of Paycheck Protection Program payments	551	-
Payments on related party payable	-	(27,472)
Payments on long-term debt	(15,996)	(19,518)
Payments on finance lease liability	(90,082)	(40,383)

Net cash provided by (used by) financing activities	175,072	522,469

Net change in cash	(228,106)	(35,653)

Beginning cash	506,174	686,611

Ending cash	$278,068	$650,958

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$43,899	$22,697

Cash paid for income taxes	$8,565	$9,170

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$55,624	$-

Right of use assets acquired through finance lease liability	$340,999	$143,909

See accompanying Notes to Financial Statements	-10-

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

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. Patent application national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at September 30, 2021 and December 31, 2020.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at September 30, 2021 and December 31, 2020. See Note 8.

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. This lease is fully performing, see Note 8.

Note 1 - Nature of operations (continued)

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at a cost of $194,028 and $194,028 at September 30, 2021 and December 31, 2020, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 9, Mentor provided capital for payment of Litigation costs in the amount of $181,529 and $146,195 as of December 31, 2020 and 2019, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. See Note 9. Subsequent to quarter end, on October 6, 2021, the Company invested additional capital of $9,998 for Litigation costs which increased the percentage of what Mentor will receive to 19% of the Recovery, after first receiving reimbursement of Litigation costs, see Note 20.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.1% of NeuCourt’s issued and outstanding common stock as of September 30, 2021.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the nine month period ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These financial statements should be read in conjunction with that report.

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

Basis of presentation (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,968,166 as of September 30, 2021. The Company continues to experience negative cash flows from operations.

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

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of September 30, 2021, the fatality rate from COVID-19 in the United States has significantly declined from its peak, but the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered and may continue to be constrained due to the closure of the courts in California and British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery from the G Farma Entities and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively. Additionally, the collectability of our investment in accounts receivable has been impaired by $139,148 in the fourth quarter of 2020, due to a reduction in our expected collection amount of the 2020 and 2021 payments of an installment contract, see Note 4.

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

There were no accounting pronouncements issued during the nine months ended September 30, 2021 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2021 and December 31, 2020.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2021 and December 31, 2020, the Company has an allowance for doubtful receivables in the amount of $79,041 and $59,461, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc., which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $10,087 and $7,038 at September 30, 2021 and December 31, 2020, respectively, as presented in Note 7.

Investment in account receivable, net of discount

The Company’s investment in account receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. At September 30, 2021 and December 31, 2020, the Company has an impairment of the investment in account receivable of $139,148 and $139,148, respectively.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2021 and December 31, 2020.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of September 30, 2021 and December 31, 2020, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at September 30, 2021 and December 31, 2020, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and nine months ended September 30, 2021 and 2020 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	-	342
Other prepaid costs	25,444	17,497
	$25,444	$17,839

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we have recorded an impairment of $139,148 and $139,148 on the investment in account receivable at September 30, 2021 and December 31, 2020, respectively.

The investment in account receivable consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Face value	$702,000	$702,000
Impairment	(139,148)	(139,148)
Unamortized discount	(187,110)	(232,794)
Net balance	375,742	330,058
Current portion	117,000	(26,162)
Long term portion	$258,742	$303,896

For the three months ended September 30, 2021 and 2020, $15,228 and $23,691 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2021 and 2020, $45,684 and $61,908 of discount amortization is included in interest income, respectively.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2021	December 31, 2020
Computers	$39,809	$38,545
Furniture and fixtures	23,428	23,428
Machinery and vehicles	205,625	205,187
	268,862	267,160
Accumulated depreciation and amortization	(147,404)	(129,974)

Net Property and equipment	$121,458	$137,186

Depreciation and amortization expense was $15,031 and $5,585 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense was $34,305 and $14,869 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $777,451 and $406,242 as of September 30, 2021 and December 31, 2020, respectively. Accumulated amortization associated with finance leases was $202,861 and $110,164 as of September 30, 2021 and December 31, 2020, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost included in cost of goods	$27,868	$35,581	$90,569	$120,153
Operating lease cost included in operating costs	13,496	13,846	35,788	41,965
Total operating lease cost (1)	41,364	49,427	126,357	162,118
Finance lease cost, included in cost of goods:
Amortization of lease assets	41,111	19,349	90,082	50,776
Interest on lease liabilities	6,765	4,719	18,595	12,689
Total finance lease cost	47,876	24,068	108,677	63,465
Short-term lease cost	0	5,980	2,300	23,920
Total lease cost	$89,240	$79,475	$237,334	$249,503

(1)	Right of use asset amortization under operating agreements was $39,006 and $45,707 for the three months ended September 30, 2021 and 2020, respectively. Right of use asset amortization under operating agreements was $106,545 and $141,429 for the nine months ended September 30, 2021 and 2020, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term – operating leases	0.7	0.93 years
Weighted-average remaining lease term – finance leases	3.83	3.41 years
Weighted-average discount rate – operating leases	2.9%	10.1%
Weighted-average discount rate – finance leases	4.6%	8.3%

Finance lease liabilities were as follows:

	September 30, 2021	December 31, 2020
Gross finance lease liabilities	$566,867	$310,685
Less: imputed interest	(45,448)	(40,183)
Present value of finance lease liabilities	521,419	270,502
Less: current portion	(147,527)	(79,526)
Long-term finance lease liabilities	$373,892	$190,976

Operating lease liabilities were as follows:

	September 30, 2021	December 31, 2020
Gross operating lease liabilities	$67,147	$146,171
Less: imputed interest	(2,183)	(6,863)
Present value of operating lease liabilities	64,964	139,308
Less: current portion	(52,587)	(123,158)
Long-term operating lease liabilities	$12,377	$16,150

Note 6 – Lessee Leases (continued)

Lease maturities were as follows:

Maturity of lease liabilities
12 months ending September 30,	Finance leases	Operating leases
2022	$147,527	$52,587
2023	136,233	12,377
2024	114,082	-
2025	89,908	-
2026	33,669	-
Total	521,419	64,964
Less: Current maturities	147,527	52,587
Long-term liability	$373,892	$12,377

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following:

	September 30, 2021	December 31, 2020

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $2,438 and $1,454 at September 30, 2021 and December 31, 2020. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021. Principal and accrued interest are due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $ 750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	$27,102	$26,454

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $7,650 and $5,584 at September 30, 2021 and December 31, 2020. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note. *	57,985	55,584

Total convertible notes receivable	85,087	82,038

Less current portion	(27,102)	(26,454)

Long term portion	$57,985	$55,584

*	The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 102,435 Conversion Shares and the October 31, 2018 Note would convert into 215,228 Conversion Shares at September 30, 2021. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Note 8 – Finance leases receivable

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II did not record any sales revenue for the nine months ended September 30, 2021 and 2020. At September 30, 2021, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consisted of the following:

	September 30, 2021	December 31, 2020
Gross minimum lease payments receivable	$394,986	$477,680
Accrued interest	1,849	2,141
Less: unearned interest	(77,226)	(103,870)
Finance leases receivable	319,609	375,951
Less current portion	(72,789)	(69,053)
Long term portion	$246,820	$306,898

Interest income recognized on Partner II finance leases for the three months ended September 30, 2021 and 2020 was $9,957 and $11,730 respectively. Interest income recognized on Partner II finance leases for the nine months ended September 30, 2021 and 2020 was $31,176 and $36,297, respectively.

At September 30, 2021, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending September 30,	Lease Receivable	Lease Interest
2022	$79,275	$32,163
2023	87,577	20,595
2024	96,747	11,425
2025	51,486	2,662
2026	8,804	336
Thereafter	-	-
	$323,889	$67,181

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

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of September 30, 2021 and December 31, 2020, Mentor invested an additional $81,529 of capital in Electrum for payment of legal retainers and fees in consideration for an additional eight percent (8%) of the Recovery. At September 30, 2021 and December 31, 2020, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at cost of $181,529 and $181,529, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However, Company management estimates that recovery is more likely than not, and no impairment has been recorded at September 30, 2021 and December 31, 2020.

Subsequent to quarter end, the Company invested an additional $9,998 in Electrum’s Litigation expenses, see Note 20 to the condensed consolidated financial statements.

Note 9 - Contractual interests in legal recoveries (continued)

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date under the October 31, 2018 Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from January 28, 2019 until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from January 28, 2019 until the payment date. The payment date is the earlier of November 1, 2021, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to COVID-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020
October 30, 2018 Recovery Purchase Agreement	$181,529	$181,529
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$381,529	$381,529

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

				Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2019	$-	$-	$346,195	$5,669	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	(10,292)	-	-	(4,669)	-
Purchases, issuances, sales, and settlements
Purchases	83,536	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	(38,418)	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	(9000)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	-	-	-
Issuances	-	-	-	-	-
Sales	(42,913)	-	-	-	-
Settlements	-	-	-	-	-
Balance at September 30, 2021	$21,383	$-	$381,529	$1,000	$204,028

Note 10 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at September 30, 2021 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

NASDAQ listed company stock	$38,470	$17,087	$-	$21,383
	$38,470	$17,087	$-	$21,383

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains and losses recognized during the period on equity securities	$(2,427)	$(2,758)	$9,001	$(3,507)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	(2,508)	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(2,427)	$(2,758)	$(6,493)	$(3,507)

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

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through September 30, 2021 for Series B warrants were $0.11 and Series D warrants were $1.60.

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

As of September 30, 2021 and December 31, 2020, the weighted average contractual life for all Mentor warrants was 17 years and 17.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.17 and $2.11 per share, respectively.

During the nine months ended September 30, 2021 and 2020, there were no warrants exercised and there were no warrants issued. The intrinsic value of outstanding warrants at September 30, 2021 and December 31, 2020 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2021	87,456	6,252,954	6,340,410

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2020	689,159

Issued	-
Exercised	-
Outstanding at September 30, 2021	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended or truncated by the Company. For the nine months ended September 30, 2021 and 2020, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2021 and December 31, 2020.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of September 30, 2021 and December 31, 2020, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at September 30, 2021 and December 31, 2020 include this interest. The Core Q Holdings Asset Value at September 30, 2021 and December 31, 2020 was $17,455 and $16,207 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.112 and $0.085, respectively, into an aggregate of 1,714,319 and 2,097,358 shares of the Company’s Common Stock, respectively. Because there were net losses for the three and nine month periods ended September 30, 2021 and 2020, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 14 - Term Loan

Term debt as of September 30, 2021 and December 31, 2020 consists of the following:

	September 30, 2021	December 31, 2020
Bank of America auto loan, interest at 2.37% per annum, monthly principal and interest payments of $1,448, maturing December 2025, collateralized by vehicle.	$-	$81,812

Bank of America auto loan, interest at 2.49% per annum, monthly principal and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	65,816	-
Less: Current maturities	(15,099)	(15,566)

	$50,717	$66,246

Note 15 – Paycheck Protection Program Loans and Economic Injury Disaster Loans

Paycheck Protection Program loans

In 2020, the Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and the Republic Bank of Arizona (collectively, the “PPP Loans”). The PPP Loans were forgiven in November 2020, except for $10,000 of WCI’s loan that was not eligible for forgiveness due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA automatically remitted a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously deducted EIDL Advance amount, plus interest through the remittance date. On March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance. The $10,000 forgiveness is reflected as other income for the nine months ended September 30, 2021, in the condensed consolidated income statements.

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

PPP loan balances consist of the following:

	September 30, 2021	December 31, 2020
May 5, 2020, PPP loan from Republic Bank of Arizona to Waste Consolidators, Inc., revised December 1, 2020. The note bears interest at 1% per annum, with a revised maturation date of May 15, 2020, with monthly principal and interest payments of $560 beginning December 15, 2020. On March 16, 2021, WCI was notified of full forgiveness of the note.	$-	$9,449

February 17, 2021, Second PPP loan from the Bank of Southern California, with accrued interest of $473 at September 30, 2021. The loan bears interest at 1% per annum and matures January 16, 2026. Mentor may apply for forgiveness for amounts disbursed for covered costs. Payment on any unforgiven amount begins within ten months after last day of the loan forgiveness covered period (i) beginning on the date that is 8 weeks after the date of disbursement and (ii) ending on the date that is 24 weeks after the date of disbursement. Subsequent to quarter end, on October 26, 2021, Mentor was notified of full forgiveness of the note, see Note 20.	77,066	-

Total	77,066	9,449

Less: Current maturities	-	(6,658)

Long-term portion of paycheck protection plan loans	$77,066	$2,791

Interest expense on PPP Loans for the three months ended September 30, 2021 and 2020 was $194 and $1,048, respectively. Interest expense on PPP Loans for the nine months ended September 30, 2021 and 2020 was $385 and $1,798, respectively.

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

EIDL loan balances at September 30, 2021 consist of the following:

	September 30, 2021	December 31, 2020
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $5,513 and $2,502 as of September 30, 2021 and December 31, 2020, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2021, and matures July 2050.	$156,862	$152,602

Less: Current maturities*	-	-

Long-term portion of economic injury disaster loan	$156,862	$152,602

*	All payments through March of 2023 will offset accrued interest incurred in the deferral period and therefore the current maturity of principal is $0 at September 30, 2021 and December 31, 2020.

Interest expense on the EIDL Loan for the three months ended September 30, 2021 and 2020 was $1,449 and $1,172, respectively.

Interest expense on the EIDL Loan for the nine months ended September 30, 2021 and 2020 was $4,260 and $1,172, respectively.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	September 30, 2021	December 31, 2020
Accrued salaries and benefits	$873,013	$848,796
Accrued retirement and other benefits	516,039	550,191
Offset by shareholder advance	(261,653)	(261,653)
	$1,127,399	$1,137,334

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three and nine months ended September 30, 2021 and 2020, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan from an officer of WCI, which is reflected as a related party payable at September 30, 2021 and December 31, 2020.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. On June 17, 2021, Mentor received an additional $100,000 loan from its CEO with the same terms as the previous loan. The loan from the related party and accrued interest of $6,442 is reflected as a long-term liability at September 30, 2021. For the three months ended September 30, 2021 and 2020, the interest expense on the long-term loan from the related party was $4,006 and $0 respectively. For the nine months ended September 30, 2021 and 2020, the interest expense on the long-term loan from the related party was $6,442 and $0 respectively.

Note 18 – Commitments and contingencies

G FarmaLabs Limited, a Nevada corporation (“G Farma”) has not made scheduled payments on the finance lease receivable or the notes receivable summarized below since February 19, 2019. All amounts due from G Farma are fully impaired at September 30, 2021 and December 31, 2020. A complete description of the agreements can be found in the Company’s Annual Report for the period ended December 31, 2020 on Form 10-K as filed with the SEC on April 15, 2021.

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together, the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. The G Farma Entities failed to perform their obligations under the Equity Purchase and Issuance Agreement and the equity investment was fully impaired at September 30, 2021 and December 31, 2020.

Partner I acquired and delivered manufacturing equipment as selected by the G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired at September 30, 2021 and December 31, 2020.

Note 18 – Commitments and contingencies (continued)

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at September 30, 2021 and December 30, 2020.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to both causes of action against G FarmaLabs Limited for liability for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019, denying each and every allegation of the Cross-Complaint and intends to vigorously defend itself in this matter.

On August 27, 2021, the Company entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5 thereafter, until the settlement amount and accrued unpaid interest is paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25%, commencing February 25, 2021, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured such default within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the unpaid settlement amount payable by the G Farma Entities.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. See the Company’s Annual Report for the period ended December 31, 2020 on Form 10-K, Footnotes 8 and 9, as filed with the SEC April 15, 2021, for a discussion of the reserve against the finance lease receivable.

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

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended September 30, 2021
Net revenue	$9,972	$1,482,649	$-	$1,492,624
Operating income (loss)	6,426	196,565	(116,664)	86,327
Interest income	-	-	16,269	16,269
Interest expense	-	9,381	7,333	16,714
Property additions	-	92,013	1,264	93,277
Depreciation and amortization	-	13,570	1,461	15,031

Three months ended September 30, 2020
Net revenue	$11,730	$1,219,800	$-	$1,231,530
Operating income (loss)	4,516	(230,490)	(189,005)	(414,979)
Interest income	8	-	24,960	24,968
Interest expense	-	9,517	(1,004)	8,513
Property additions	-	6,490	2,581	9,071
Depreciation and amortization	-	3,892	2,038	5,930

Nine months ended September 30, 2021
Net revenue	$31,176	$4,154,711	$-	$4,185,887
Operating income (loss)	20,876	11,062	(417,644)	(385,706)
Interest income	-	-	49,003	49,003
Interest expense	-	27,421	(23,032)	4,389
Property additions	-	107,290	1,264	108,554
Depreciation and amortization	-	29,923	4,382	34,305
Total assets	396,907	1,997,786	2,153,940	4,548,633

Nine months ended September 30, 2020
Net revenue	$36,297	$3,503,563	$-	$3,539,860
Operating income (loss)	(16,624)	(174,878)	(665,076)	(856,578)
Interest income	-	-	65,504	65,504
Interest expense	-	25,829	(3,132)	22,697
Property additions	-	23,231	7,593	30,824
Depreciation and amortization	-	10,190	4,679	14,869
Total assets	2,095,569	1,955,675	702,561	4,753,805

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating loss	$86,327	$(414,979)	$(385,706)	$(856,578)
Gain (loss) on investments	(2,427)	(2,758)	(9,001)	(8,676)
Interest income	16,269	24,968	49,003	65,504
Interest expense	(16,714)	(8,513)	(43,899)	(22,697)
Gain on equipment disposals	(671)	3,372	761	3,372
EIDL Advance	-	-	-	10,000
Other income	4,032	7,994	15,429	24,352

Income before income taxes	$86,816	$(389,916)	$(373,413)	$(784,723)

Note 20 – Subsequent events

On October 6, 2021, the Company invested additional capital of $9,998 in Electrum for Litigation costs pursuant to the Recovery Purchase Agreement. The amount invested by the Company into Electrum for Litigation costs has increased to $191,527 and the Company is entitled to receive to 19% of anything of value received by Electrum as a result of the Recovery, following reimbursement to the Company of Litigation costs, see Note 9. Trial in the Electrum Litigation is currently scheduled to commence on March 7, 2022.

On or about October 26, 2021, the Company was notified of complete forgiveness, effective October 26, 2021, of its $76,593 PPP Loan principal plus accrued interest of $528.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2021 and the results of operations for the nine months ended September 30, 2021 and 2020. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 and 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020. In the third quarter of 2020, WCI began offering services in Houston, Texas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity interest in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had approximately 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of September 30, 2021 and December 31, 2020, Mentor has provided $181,529 and $181,529, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 18% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018, to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See Note 9 to the condensed consolidated financial statements.

On October 6, 2021, the Company invested additional capital of $9,998 in Electrum for Litigation costs pursuant to the Recovery Purchase Agreement. The amount invested by the Company into Electrum for Litigation costs has increased to $191,527 and the Company is entitled to receive to 19% of anything of value received by Electrum as a result of the Recovery, following reimbursement to the Company of Litigation costs, see Note 9 to the condensed consolidated financial statements. Trial in the Electrum Litigation is currently scheduled to commence on March 7, 2022.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity is currently limited to the annual payment of patent maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application, and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent, and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid, and therefore, no capitalized assets related to MCIP are reported on the condensed consolidated financial statements at September 30, 2021 and December 31, 2020.

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

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bears interest at 5%, originally matured October 31, 2020, and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on the closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.1% of the issued and outstanding NeuCourt shares at September 30, 2021.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. Partner I has subsequently been reorganized under the laws of the State of Texas. In 2018 and 2019, Mentor contributed $1,010,326 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been fully impaired at September 30, 2021 and December 31, 2020. Management considers collection on the leases to be unlikely, see Note 18 to the condensed consolidated financial statements.

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

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from its investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, mining and minerals, technology, consumer products, management services, and manufacturing sectors with the goal of ensuring increased market opportunities and investment diversification. In April 2021, the Company announced that it is adding a cryptocurrency focus. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Results of Operations

Three Months Ended September 30, 2021, compared to Three Months Ended September 30, 2020

Revenues

Revenue for the three months ended September 30, 2021 was $1,492,624 compared to $1,231,530 for the three months ended September 30, 2020 (“the prior year period”), an increase of $261,094 or 21.2%. This increase is due to a $262,801 increase in WCI service fees.

Gross profit

Gross profit for the three months ended September 30, 2021 was $488,584 compared to $375,735 for the prior year period. Cost of goods sold relate to WCI and Partner II. WCI experienced gross profit of $478,609 or 32.3% of revenue for the three months ended September 30, 2021, compared to $364,004 or 29.8% for the prior year period, an increase of $114,605 with an increase of 2.5% in gross profit as a percentage of revenue. Partner II had gross profit of $9,975 for the three months ended September 30, 2021 as compared to $11,730 in the prior year period. Partner I did not have revenue for the three months ended September 30, 2021 and 2020.

The increase in WCI gross profit percentage was due largely to revenue increasing at a higher rate (29.8%) than costs of goods sold (17.3%). Labor and related costs increased by $105,204 or 19.2% over the prior year period. Other costs of goods sold increased by $43,050 or 14%. compared to the third quarter of 2020, which represents a 19.7% decrease.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2021 was $402,255 compared to $790,714 for the prior year period, a decrease of $388,459. We experienced a decrease of ($72,497) in salary and wages, and a decrease of ($320,841) in management fees, partially offset by an increase of $8,642 in professional fees, an increase of $7,000 in bad debt expense, and an increase in office expense of $5,642 for the three months ended September 30, 2021 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $489 for the three months ended September 30, 2021 compared to $25,063 for the prior year period, a decrease of ($24,574). We experienced increases of $87,393 in WCI non-controlling interest, $671 in losses on disposal of right of use assets and ($16,714) in interest expense. We experienced decreases of ($1,427) in gain on investment securities, ($16,269) in interest income, and ($3,032) in other miscellaneous income and expense

Net results

The net result for the three months ended September 30, 2021 was a net loss attributable to Mentor of ($3,390) or ($0.000) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($273,955) or ($0.012) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine months Ended September 30, 2021, compared to Nine months Ended September 30, 2020

Revenues

Revenue for the nine months ended September 30, 2021 was $4,154,711 compared to $3,539,860 for the nine months ended September 30, 2020 (“the prior year period”), an increase of $646,027 or 18.3%. This increase is due to a $651,148 increase in WCI service fees, partially offset by a ($5,121) decrease in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2021 was $1,303,612 compared to $1,120,659 for the prior year period. Cost of goods sold relate to WCI and Partner II. WCI experienced gross profit of $1,276,462 or 30.7% of revenue for the nine months ended September 30, 2021, compared to $1,084,362 or 31.0% for the prior year period, an increase of $27,150 with a decrease of 0.3% as a percentage of revenue. Partner II had gross profit of $31,176 for the nine months ended September 30, 2021 as compared to $36,297.

The decrease in WCI gross profit percentage was due to an increase in labor and related costs of 19.1%, an increase of 18.0% in disposal costs and an increase of 113.8% in Right of Use Asset amortization over the prior year period. These increases were partially offset by an increase of (18.6%) in revenue, over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2021 were $1,689,317 compared to $1,977,237 for the prior year period, a decrease of $287,920. We experienced a decrease of $163,699 in salary and wages, and a decrease of $100,841 in professional fees, partially offset by an increase of $33,227 in office expense, an increase of $133,227 in outside services, for the nine months ended September 30, 2021 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $12,293 for the nine months ended September 30, 2021 compared to $71,855 for the prior year period, a decrease of $59,562. WCI received a $10,000 EIDL Advance in the prior nine-month period. Of the decrease, $21,202 is due to an increase in interest expense of $43,899 in the current year period compared to $22,697 in the prior year period. The decrease was also partially due to a decrease in interest income of $16,501 and a decrease in other miscellaneous income of $19,923. This was offset by forgiveness of WCI’s $10,000 EIDL Advance during the current nine-month period.

Net results

The net result for the nine months ended September 30, 2021 was a net loss attributable to Mentor of ($366,934) or ($0.016) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($705,910) or ($0.031) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2021 we had cash and cash equivalents of $278,068 and working capital of $623,786. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Operating cash outflows in the nine months ended September 30, 2021 was ($343,709), including ($381,977) of net loss, less noncash forgiveness of PPP loan of ($10,000), less non-cash amortization of discount on our investment in account receivable of ($45,684), less an increase in accrued interest income of ($3,049), plus a loss on an investment in securities of $9,001, and a decrease in operating assets of ($134,220), partially offset by non-cash depreciation and amortization of $34,305, non-cash amortization on right of use assets of $111,307, non-cash bad debt expense of $19,580, loss on right of use asset disposal of $643, and a $57,789 increase in operating liabilities.

Cash outflows from investing activities in the nine months ended September 30, 2021 were ($59,468) due to purchase and sale of investment securities netting to $4,442, purchase and sale of property and equipment netting to ($17,173), and down payments on right of use assets of ($46,737).

Net inflows from financing activities during the nine months ended September 30, 2021 were $175,071 consisting of proceeds from related party loan of $204,006, proceeds from Paycheck Protection Program loans of $76,593, and refund of payment on Paycheck Protection Program loans of $551. Cash outflows from financing activities include payments on long-term debt of ($15,996) and ($90,082) of payments on finance lease liabilities.

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

For the nine months ended September 30, 2021, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2020. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements, or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4. Controls and Procedures.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G FarmaLabs Limited, Atanachi (“Ata”) Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

●	Mentor Capital, Inc. alleged that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors of the G Farma obligations failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $67,770 was also due but was not accrued in the financial statements due to uncertainty of collection.
●	Mentor Partner I, LLC alleged that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzalez as guarantors of the lease obligations failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680. Interest of approximately $93,710 was also due but was not accrued in the financial statements due to uncertainty of collection.
●	Mentor Capital, Inc. also alleged that the G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors failed to perform their obligations under (i) a Consulting Agreement dated March 17, 2017, as amended, (ii) a Rights Agreement dated March 17, 2017, and (iii) a Security Agreement dated March 17, 2017, as amended.
●	Mentor Capital, Inc. also alleged that G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC failed to perform their obligations under an Equity Purchase and Issuance Agreement dated September 6, 2018, as amended.
●	Mentor Capital, Inc. and Mentor Partner I, LLC sought an injunction against all Defendants preventing Defendants from keeping equipment leased under the Master Lease Agreement.

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

On January 31, 2020, following the Court’s grant of the Company’s motion for a writ of possession, all equipment leased to G Farma by Mentor Partner I, was repossessed by the Company. Repossessed equipment with a cost of $622,670 was sold in 2020 to the highest offerors for net proceeds of $249,481, after shipping and delivery costs, which proceeds were applied against the lease receivable balance that is fully reserved at September 30, 2021 and December 31, 2020.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to both causes of action against G FarmaLabs Limited for liability for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

On August 27, 2021, the Company entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5 thereafter, until the settlement amount and accrued unpaid interest is paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25%, commencing February 25, 2021, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured such default within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the unpaid settlement amount payable by the G Farma Entities.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2021, and years ended December 31, 2020 and 2019, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

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

Management operated Mentor Capital, Inc. as a non-reporting public company for over 26 years and voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, inadvertent improper reporting due to Mentor’s officers’ limited reporting experience can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of September 30, 2021, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.11. As of the same date, the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At September 30, 2021, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2021 or in fiscal 2020.

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

We do not manufacture or sell products or services. Rather, we historically sought to find businesses whose products, managers, technology, or other factors we like and acquire or invest in those businesses. There is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms, or any transaction at all, with any potential acquisitions. To date, several of our acquisitions/investments have not turned out well for us.

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

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of key staff could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals that we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with accounting, technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 16.87% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of November 15, 2021, Mr. Billingsley owned approximately 11.00% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 16.87% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,050,228 Series D warrants, exercisable at $1.60 per share, and 87,456 Series B warrants, exercisable at $0.11 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996; our Common Stock began trading on the Over The Counter Pink Sheets on March 12, 1997. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware. We currently focus our investment efforts on a wide variety of sectors, some of which are new to us and with which we have limited experience.

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

The effects of negative worldwide economic events, such as the continuing coronavirus outbreak, product and labor shortages, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

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

Item 3. Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)
4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: November 12, 2021	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: November 12, 2021	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-46-