Form 10-K
period 2021-12-31
Mentor Capital, Inc.
filed 2022-03-24
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting Company	☒	Emerging growth company	☒

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $3,046,031. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 24, 2022, there were 22,941,357 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For example, statements in this Form 10-K regarding the potential future impact of COVID-19 on the Company’s business and results of operations are forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impact Related to COVID-19:” Moreover, our legacy investments in the cannabis-related industry or other industries may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

All references in this Form 10-K to the “Company,” “Mentor,” “we,” “us,” or “our” are to Mentor Capital, Inc.

2

MENTOR CAPITAL, INC.

PART I

Item 1. Business.

Corporate History and Background

Mentor Capital, Inc. (“Mentor” or “the Company”), which reincorporated under the laws of the State of Delaware in September 2015, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985. The Company was originally incorporated under the laws of the State of California in 1994 as Main Street Athletic Clubs, Inc. and operated a small chain of athletic clubs, a trucking company, and food companies, among other things. In 1996 our registration under Regulation A of the Securities Act of 1933 was declared effective and we began to trade publicly. In 1997, the Company changed its name to Main Street AC, Inc. and merged with a group of approximately fifteen oil and gas partnerships which proved to be unsuccessful. In 1998 we entered a Chapter 11 bankruptcy reorganization in the Northern District of California due to a need to decrease oil and gas related debt in excess of asset value.

As we emerged from bankruptcy, the court allowed the original issuance of approximately $145 Million in warrants to the Company’s claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00, $1.60, and $7.00 per share. The outstanding Series D warrants are exercisable at $1.60 per share, at which price we may receive as much as $10 Million in warrant proceeds. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders are more likely to exercise warrants at $1.60 per warrant share if the shares of our Common Stock are priced above $1.60 per share. The longer the Company’s Common Stock share price is above $1.60, the more likely warrant holders will be willing to exercise their warrants. If the Common Stock share price is less than $1.60 for a long period of time, the Company may also decide to lower the exercise price of outstanding warrants to entice warrant holders to exercise their warrants and invest in the Company. The amount of potential funds received by the Company from such exercises will decrease as the warrant exercise price decreases. There are also 87,456 outstanding Series B warrants exercisable at $0.11.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2021 and 2020, no warrants were redeemed.

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

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In early 2013 in response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. On August 29, 2013, the Company began to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus which now includes energy, medical products, manufacturing, crypto currency, real estate, and international projects with the goal of ensuring increased market opportunities and investment diversification.

Electrum Partners, LLC (Electrum)

The Company has an equity interest in Electrum which is carried at cost of $194,028 and $194,028 at December 31, 2021 and 2020, respectively. This equates to 6,198 membership interest units. At December 31, 2021 and 2020, the Company had a 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of December 31, 2021 and 2020, Mentor has provided $196,666 and $181,529, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”).

On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. Under the Security Agreement, all liabilities and investments owed to Mentor from Electrum are secured by all of the tangible and intangible assets of Electrum. See note 9 to the consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2019 was limited to payment of patent application maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP on the consolidated financial statements at December 31, 2021 and 2020.

NeuCourt, Inc.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended on November 7, 2019 to extend the maturity date to November 22, 2021. No payments are required prior to maturity; however, at the time the November 22, 2017 note was extended, accrued interest through the extension date of November 7, 2019 was remitted to Mentor. As consideration for the maturity extension date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On November 5, 2021, the parties amended the note to extend the November 22, 2021 maturity date to November 22, 2023. A warrant to purchase 27,630 shares of NeuCourt common stock at $0.02 per share was issued to Mentor in exchange for the extension of the maturity date.

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt which bears interest at 5%, originally matured October 31, 2020, and was amended on October 28, 2020 to extend the maturity date to October 31, 2022. As consideration for the maturity extension date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor.

Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2021. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

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

G Farmalabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington that had planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Subsequent to the initial investment, the Company executed eight addenda. Addendum II through Addendum VIII increased the aggregate principal face amount of the two notes to $1,100,000 and increased the combined monthly payments on the notes to $10,239 per month beginning March 15, 2019 with a balloon payment on the notes of approximately $894,172 due at maturity. G Farma had not made scheduled payments on the notes receivable since February 19, 2019 and the notes were fully reserved at December 31, 2021 and 2020. See note 7 to the consolidated financial statements.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for the closure.

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including equipment leased to G Farma by Mentor Partner I, LLC valued at approximately $427,804, were impounded by the City of Corona on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due to the Company. See notes 7 and 8 to the consolidated financial statements. G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019, and Company management feels it is unlikely we will recover the full amounts due us.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,670 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable. The remaining finance lease receivable balance of $803,399 and $803,399 is fully impaired at December 31, 2021 and 2020, respectively. See note 8 to the consolidated financial statements.

In 2019, we fully impaired G Farma notes receivable of $1,045,051, accrued interest of $28,680, and our investment in the G Farma contractual interest in legal recovery of $600,002. The Company’s equity investment in G Farma Entities, previously valued at $41,600, was also impaired and reduced to $0. At December 31, 2021 and 2020, these investments remain fully impaired.

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in notes 7 and 8, in the Superior Court of California in the County of Marin. The Company was primarily seeking monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things.

On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold in 2020; see note 8 to the consolidated financial statements.

On July 2, 2020, Mentor Capital, Inc. and Mentor Partner I, LLC filed a motion for summary adjudication seeking judgment on four of its sixteen causes of action related to breach of the Promissory Notes and the related guarantees. On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totalling $1,166,570.62 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have on two occasions not cured such default within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Entities.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

The Company has retained the impairment reserves on the notes receivable and leases receivable balances due to the long history of uncertain payments from G Farma. Payments received are treated as recovery of bad debt and reported as other income in the consolidated income statements, see Footnotes 7 and 8.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. On September 25, 2020, a limited liability company named Mentor Partner I, LLC (“Partner I Texas”) was organized under the laws of the State of Texas. A member-approved merger between Partner I and Partner I Texas was approved by the California and Texas Secretaries of State, and became effective February 17, 2021, with Partner I Texas as the surviving entity. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. During the years ended December 31, 2021 and 2020, Mentor withdrew capital of $52,800 and $300,000, respectively, from Partner I. Partner I did not have any sales revenue for the years ended December 31, 2021 or 2020. Interest income recognized from Partner I finance leases for the years ended December 31, 2021 and 2020, was $0 and $0, respectively. The finance leases resulting from this investment have been fully impaired at of December 31, 2021 and 2020, due to circumstances described in note 8 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. The entity was originally organized as a limited liability under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On September 25, 2020, a limited liability company named Mentor Partner II, LLC (“Partner II Texas”) was organized under the laws of the State of Texas. A merger between Partner II and Partner II Texas was approved by the California and Texas Secretaries of State, and became effective February 17, 2021, with Partner II Texas as the surviving entity. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC (“Pueblo”), under a Master Equipment Lease Agreement, dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. During the years ended December 31, 2021 and 2020, Mentor withdrew capital of $124,281 and $150,000, respectively, from Partner II. During the year ended December 31, 2021 and 2020, Partner II recognized finance revenue of $40,764 and $47,707, respectively. During the year ended December 31, 2021 and 2020, Partner II did not have any equipment sales.

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

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from investments in the medical marijuana and social use cannabis sector to now include energy, medical products, manufacturing, cryptocurrency, real estate, and international projects. The Company goal is ensuring increased market opportunities. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Because adult social use and medical marijuana opportunities often overlap, Mentor Capital invested in the legal recreational marijuana market. However, Mentor’s preferred focus was medical, and the Company sought to invest in companies that would facilitate the application of cannabis to cancer wasting, Parkinson’s disease, calming seizures, reducing ocular pressures from glaucoma, and blunting chronic pain.

At December 31, 2021, the Company and subsidiaries had the following non-cannabis and cannabis-related investments in place. The Company’s investment in these companies currently totals $1,388,808:

● $194,028 investment in Electrum Capital Partners, LLC membership interests.

● $396,666 investment in contractual interest in Electrum Capital Partners, LLC legal recovery.

● $67,697 legacy investment in Waste Consolidators, Inc. (“WCI”) (a 51% ownership which is eliminated in the consolidated financial statements). WCI is a $6 Million revenue generating private service business based in Phoenix, Arizona with services also offered in the San Antonio and Austin, Texas area, Houston, Texas, and Dallas, Texas. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facilities related costs.

● $301,433 investment in an account receivable with annual payments of $117,000 that expires in or around January 2026 from a non-affiliated individual. This is net of a ($116,430) impairment at December 31, 2021.

● $306,650 finance leases receivable from Pueblo West.

● $10,000 invested in NeuCourt, Inc. Common Stock, representing approximately 6.13% of issued and outstanding NeuCourt Common Stock at December 31, 2021.

● $25,000 investment through Mentor IP, LLC for potential rights on a patent application for THC vape systems.

● $86,325 invested in NeuCourt, Inc. including accrued interest under two convertible promissory notes receivable that bear interest at 5% per annum.

● $1,009 investments in securities listed on NASDAQ.

The Company also holds warrants to purchase up to 105,130 shares of NeuCourt, Inc. common stock exercisable at $0.02 per share.

The Company continually works to identify potential acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Currently, there are approximately 36 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands, and the U.S. Virgin Islands that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. The state laws are in conflict with the federal Controlled Substances Act, which classifies cannabis as a schedule I controlled substance and makes marijuana use and possession illegal at the national level. In Gonzales v. Raich, 545 U.S. 1, 125 S. Ct. 2195 (2005), the United States Supreme Court ruled that under the authority of the Commerce Clause, U.S. Const., art. I, §8, it is the Federal Government that has the right to regulate cannabis under the Controlled Substances Act and criminalize cannabis, even for medical purposes. Thus, even in states where the use of cannabis has been legalized, its use remains a violation of federal law. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. This policy remained largely unchanged under the Trump administration. During his campaign, President Biden stated at different points that he supports medical cannabis legalization, the modest rescheduling of cannabis under federal law, and allowing states to enact their own cannabis laws. However, there is no guarantee that federal policy and practice will not change regarding the low-priority enforcement of federal laws in states where cannabis has been legalized.

Competition

We face formidable competition in every aspect of our business. There are many companies that are interested in investing in target companies, similar to our focus, energy, medical products, manufacturing, the cryptocurrency industry real estate, international projects, and the medical marijuana and cannabis industry, many of which are well-funded companies.

Employees

Mentor relocated its corporate office from Ramona, California, to Plano, Texas in September 2020 and has 2 full-time employees. The corporate office employees rely heavily on outside CPA and corporate counsel support and together provide administrative support for MCIP, Partner I, and Partner II operations.

WCI has 55 full-time employees in Tempe, Arizona, 13 full-time employees in San Antonio and Austin, Texas, 2 full-time employees in Houston, Texas, and 1 full-time employee in Dallas, Texas.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the years ended December 31, 2021 and 2020, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

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

Management had operated Mentor Capital, Inc. as a non-reporting public company for over 25 years, and seven years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of a national securities exchange, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden upon management. This distraction can divert management from its operation of the business to the detriment of core operations. Also, inadvertent improper reporting for any reason can result in trading restrictions and other sanctions that may impair or even suspend trading in the Company’s Common Stock.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2021, the Company had 22,850,947 outstanding shares of its Common Stock trading at approximately $0.051. As of the same date, the Company also had 6,252,954 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. At December 31, 2021, there were 87,456 Series B warrants exercisable at $0.11 that do not have a cashless exercise feature. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. Existing shareholders may suffer dilution if any warrants are exercised as a result of the Company’s partial redemption offering. There were no warrant redemptions in 2021 or 2020.

We operate in a turbulent market populated by businesses that are highly volatile.

The U.S. market for cannabis products is highly volatile. While several of our investments are in cannabis-related entities and we believe that it is an exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking or brokerage relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business. To date, some of our investments in cannabis-related businesses have not turned out well.

Many cannabis activities, products, and services still violate the law.

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

We do not manufacture or sell products or services. Rather, we aim to find businesses whose products, managers, technology, or other factors we like and acquire or invest in those businesses. While we are open to investing in a diverse portfolio of entities across multiple industries, there is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with the partners we identify. There is also no certainty that we will be able to consummate a transaction on favorable terms or any transaction at all. To date, several of our acquisitions/investments have not turned out well for us.

The Federal Government’s attitude toward cannabis could materially harm our business

Changes to the Federal Government’s administration and the manner in which the federal government regulates cannabis, including how it intends to enforce laws prohibiting medical marijuana and recreational cannabis use could materially negatively affect our business. If recreational use is limited, that could represent approximately 75% of the potential overall cannabis market revenues. Eliminating recreational cannabis use would be an existential threat to many cannabis entities. Being historically illegal, many cannabis contracts, including our contracts, may not be able to be enforced in the courts.

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

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer and Principal Financial Officer, Chet Billingsley. The loss of Mr. Billingsley could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals that we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees and the services of outside professionals as needed, we will be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 16.16% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 15, 2022, Mr. Billingsley owned approximately 10.30% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 16.16% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

There is a limited market for our Common Stock.

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Several of our investments are in cannabis-related businesses which open us up to further scrutiny by brokers before they will accept our shares. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

● sales, sales cycle, and market acceptance or rejection of our affiliates’ products;

● our ability to engage with partners who are successful in selling products;

● economic conditions within our markets;

● development of law related to cannabis products and services;

● the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;

● domestic and international economic, business, and political conditions;

● justified or unjustified adverse publicity; and

● proper or improper third-party short sales or other manipulation of our stock.

We have a long business and corporate existence.

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996; at which time our Common Stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware. We have operated in several different industries over our existence but do not have brand recognition within any one industry. We are continuing to diversify the types of entities with whom we are interested in partnering.

General Risk Factors

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

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, extensive research, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the energy, medical products, manufacturing, cryptocurrency, real estate, international projects or cannabis markets. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could have a material adverse effect on our financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to adequately maintain compliance with or maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

The effects of negative worldwide economic events, such as the ongoing effects of the COVID-19 outbreak, economic sanctions, and outbreak of war in Europe, may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Competitors in the Canadian public market may have a material advantage over us in connection with cannabis-related businesses. The Canadian government has loosened the laws and regulations with regard to cannabis earlier and at a faster pace than in the United States. The financial regulations with regard to cannabis investing and banking are also more favorable in Canada than for the Company in the United States. This Canadian advantage may have a continued material negative effect on the Company’s business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mentor rented 2,000 square feet of office space for $2,990 per month under a one-year lease in Ramona, California, which expired in September 2020. Mentor relocated to Plano, Texas, in September 2020 and now reimburses facilities costs of $2,456 per month to the property owners, the Billingsley family. The Company does not pay rent. The Company’s Ramona rent and facilities costs were formerly $4,408 per month.

WCI manages its Arizona and Texas business from its Tempe, Arizona location, where it leases approximately 3,000 square feet of office and warehouse space for $2,200 per month under an operating lease that expired in January 2021 and was amended February 18, 2021, to extend the lease through February 2023. The monthly rent under the extended lease is $2,350 per month for the first year of the lease and $2,500 per month for the second year of the lease. Beginning January 1, 2022, WCI will also pay its share monthly (1.90% of total rentable square footage) of the common area operating expenses increase over the common area operating expenses incurred by the landlord in the calendar year 2021. WCI does not have an office or warehouse space in any of its Texas locations.

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

Item 3. Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G FarmaLabs Limited, Atanachi (“Ata”) Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

● Mentor Capital, Inc. alleged that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors of the G Farma obligations had failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $67,770 is also due but has not been accrued in the financial statements due to uncertainty of collection.

● Mentor Partner I, LLC alleged that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzalez as guarantors of the lease obligations had failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680. Interest of approximately $93,710 is also due but has not been accrued in the financial statements due to uncertainty of collection.

● Mentor Capital, Inc. also alleged that the G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors had failed to perform their obligations under (i) a Consulting Agreement dated March 17, 2017, as amended, (ii) a Rights Agreement dated March 17, 2017, and (iii) a Security Agreement dated March 17, 2017, as amended.

● Mentor Capital, Inc. also alleged that G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC had failed to perform their obligations under an Equity Purchase and Issuance Agreement dated September 6, 2018, as amended.

● Mentor Capital, Inc. and Mentor Partner I, LLC sought an injunction against all Defendants preventing Defendants from keeping equipment leased under the Master Lease Agreement.

On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold in 2020; see note 8 to the consolidated financial statements.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Entities.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments recovered will be reported as Other income in the consolidated income statements. See Footnotes 7 and 8 for a discussion of the reserve against the finance lease receivable.

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

	High	Low
Quarter Ended December 31, 2021	$0.105	$0.050
Quarter Ended September 30, 2021	$0.125	$0.093
Quarter Ended June 30, 2021	$0.160	$0.104
Quarter Ended March 31, 2021	$0.270	$0.083
Quarter Ended December 31, 2020	$0.140	$0.070
Quarter Ended September 30, 2020	$0.210	$0.070
Quarter Ended June 30, 2020	$0.180	$0.065
Quarter Ended March 31, 2020	$0.225	$0.080
Quarter Ended December 31, 2019	$0.190	$0.066

Holders

As of December 31, 2021, there were approximately 11,232 registered holders of record of our Common Stock. As of December 31, 2021, we had a total of 22,850,947 shares of Common Stock issued and outstanding; 11 shares of Series Q Preferred Stock issued and outstanding; 87,456 Series B warrants outstanding, which are exercisable for 87,456 shares of Common Stock; 6,252,954 Series D warrants outstanding which are exercisable for 6,252,954 shares of Common Stock, and 689,159 Series H warrants outstanding which are exercisable for 689,159 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past and do not anticipate that we will pay cash dividends or make distributions in the near future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This may be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period January 1, 2020 through December 31, 2021, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased under plan	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through December 31, 2020	0	N/A	44,748	255,252
January 1 through December 31, 2021	0	N/A	44,748	255,252
TOTAL	0		44,748	255,252

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not immediately intend to create such a plan in the near future.

Recent Sales of Unregistered Securities

On October 3, 2019, the Company rescinded the sale and, on March 6, 2020, canceled the issuance of 222,223 shares of its unregistered Common Stock due to a complete failure of consideration, see note 9 to the consolidated financial statements. The unregistered shares of Common Stock were originally sold on March 22, 2017 in a private placement for $500,002.

On October 3, 2019, the Company rescinded the sale and, on March 6, 2020, cancelled the issuance of 66,667 shares of its unregistered Common Stock due to a complete failure of consideration, see note 9 to the consolidated financial statements. The unregistered shares of Common Stock were originally sold on April 28, 2017 in a private placement for $100,000.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Each of these sales of shares of Common Stock was made in reliance on Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2021, and 2020 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus which now includes energy, medical products, manufacturing, cryptocurrency, real estate, and international projects with the goal of ensuring increased market opportunities. In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the consolidated financial statements for the years ended December 31, 2021 and 2020. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021 began services in Dallas. This has led to an increase in selling, general and administrative expenses as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based cannabis consulting, investment, and management company. The Company has a membership equity interest in Electrum which is carried at cost of $194,028 and $194,028 at December 31, 2021 and 2020, respectively. The Company’s investment represents a 6.69% and 6.69% interest of Electrum’s outstanding equity at December 31, 2021 and 2020, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As described further in note 9 to the consolidated financial statements, as of December 31, 2021 and 2020, Mentor has provided $196,666 and $181,529, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”).

On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay to Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement is the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. Under the Security Agreement, all liabilities and investments owed to Mentor from Electrum are secured by all of the tangible and intangible assets of Electrum. See note 9 to the consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity in 2021 and 2020 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees have been expensed when paid and there were no assets related to the MCIP patents on the consolidated financial statements at December 31, 2021 and 2020. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020 the United States patent was issued. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent application and on September 22, 2020, the Canadian patent was issued.

NeuCourt, Inc.

NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity, however, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019 was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On November 5, 2021, the parties amended the note to extend the November 22, 2021 maturity date to November 22, 2023. A warrant to purchase 27,630 shares of NeuCourt common stock at $0.02 per share was issued to Mentor in exchange for the extension of the maturity date. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bears interest at 5%, originally matured October 31, 2020 and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2021.

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington and planned operations in California under two temporary licenses which were pending completion of its Desert Hot Springs, California, location. Under the Agreement, the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company made several additional investments in G Farma. Addenda II through VIII increased the aggregate investment amount to $1,110,000. G Farma has not made scheduled payments on the notes receivable since February 19, 2019. See note 7 to the consolidated financial statements.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. We have fully impaired the equity investment with these entities, formerly valued at $41,600. See note 7 to the consolidated financial statements.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was notified that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, was impounded by the Corona Police, see further description under Mentor Partner I, LLC, below, and footnotes 7 and 8 to the consolidated financial statements.

This event severely impacted G Farma’s ability to pay amounts due the Company in the future and led the Company, in the quarter ended March 31, 2019, to fully impair G Farma notes receivable of $1,045,051, and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. See note 7 to the consolidated financial statements.

The Company and Mentor Partner I initiated an action against the G Farma Lease Entities and several persons who have guaranteed the obligations of the G Farma Entities (the “G Farma Lease Guarantors”) in the Superior Court of California in the County of Marin in which it sought, among other things, damages caused by G Farma’s and its guarantors’ breaches of the various agreements.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims as discussed in note 20 to the consolidated financial statements. We will continue to pursue collection of the settlement amounts from the G Farma Lease Entities and G Farma Lease Guarantors.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the years ended December 31, 2021 and 2020, Mentor withdrew capital of $52,800 and $300,000, respectively, from Partner I. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I did not have any equipment sales revenue for the years ended December 31, 2021 or 2020.

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

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,670 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable. The remaining finance lease receivable balance is fully impaired at December 31, 2021 and 2020. See note 8 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment leased to Pueblo West under a Second Amendment to the lease, see note 8 to the consolidated financial statements. During the years ended December 31, 2021 and 2020, Mentor withdrew capital of $124,281 and $150,000, respectively, from Partner II.

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. The Company currently has enough cash to effectuate its business plans for the next 12 months. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,748,154 as of December 31, 2021. The Company continues to experience negative cash flows from operations.

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

Segment reporting

The Company has determined that there are currently two reportable segments: 1) the cannabis and medical marijuana segment and 2) the Company’s legacy investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

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

Simplifying the Accounting for Income Taxes – As of January 1, 2021, we adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2021 and 2020.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2021 and 2020, the Company has an allowance for doubtful receivables in the amount of $74,676 and $59,461, respectively.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 6, “Property, Equipment and Leasehold Improvements, Net” for further information.

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 1999 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2021 and 2020.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2021 and 2020, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at December 31, 2021 and 2020, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2021 and 2020 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2021 and 2020, nor were any interest or penalties accrued as of December 31, 2021 and 2020. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

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

Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020:

Revenues

We had revenue of $6,010,438 and gross profit of $1,871,653 (31.1% gross profit) for the year ended December 31, 2021, versus revenue of $4,825,956 and gross profit of $1,526,641 (31.6% gross profit) for the year ended December 31, 2020, an increase in revenue of $1,184,482 and an increase in gross profit of $345,012. WCI service fee revenue in 2021 increased by $1,191,426 with an increase in gross profit of $383,315. We formed Partner I and Partner II for the purpose of specific equipment sales-type financing leases. Finance lease revenue was $40,764 in 2021 compared to $47,707 in 2020.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2021 was $2,275,989 compared to $2,600,745 for the year ended December 31, 2020, a decrease of ($324,756). The decrease was due to a decrease in bad debt expense of ($31,403), a decrease in management fees of ($85,954), a decrease in salary and related costs of ($193,665), a decrease in board of director fees of ($16,750), and a decrease in other selling, general and administrative expenses of ($57,386), partially offset by an increase in office expenses of $33,446, and an increase in depreciation expense included in selling, general and administrative expenses of $26,956, in the current year as compared to the prior year.

Other income and expense

Other income and expense, net, totalled $157,650 for the year ended December 31, 2021, compared to $406,613 for the year ended December 31, 2020, a decrease of ($248,963). Of the decrease, ($31,000) was due to a prior year gain on sale of GlauCanna rights of $31,000 compared to $0 in the current year. In addition the decrease was partially due to a decrease in interest income of ($22,342), an increase in interest expense of ($27,097), a decrease in Paycheck Protection Program Loan Forgiveness of ($365,226) and a decrease in EIDL grant income of ($10,000), partially offset by an increase in Gain (loss) on investment securities of $15,978, an increase in Recovery (impairment) on investment in accounts receivable of $161,866, due to a current year recovery of $22,718 compared to prior year impairment of ($139,148), and an increase in other income of $28,839, in the current year as compared to the prior year.

Net results

The net result for the year ended December 31, 2021 was a net loss attributable to Mentor of ($272,848) or ($0.012) per Mentor common share compared to a loss attributable to Mentor of ($726,025) or ($0.032) per Mentor common share for the year ended December 31, 2020. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio, ideally with companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2021, we had cash of $453,939 and working capital of $413,374. Operating cash outflows during 2021 were ($215,671), inflows from investing activities were $105,263, and inflows from financing activities were $58,173. We are evaluating various options to raise additional funds, including loans. See discussion of cash flow changes under the next section, Liquidity and Capital Resources.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2021, we had cash of $453,939 and working capital of $413,374. Operating cash outflows in the year ended December 31, 2021 were ($215,671), including ($256,466) of net loss, less non-cash forgiveness of PPP loans of ($86,593), less gain on equipment disposal of ($86), less amortization of discount on our investment in account receivable of ($65,657), less increase in accrued interest receivable of ($4,287), less gain on investment in securities of ($842), less gain on long-term investments of ($175), less valuation gain on investment in instalments receivable of ($22,718), less increase in operating assets of ($180,778), which is partially offset by non-cash depreciation and amortization of $51,710, non-cash amortization of right of use assets of $147,092, bad debt expense of $19,580, and an increase in operating liabilities of $183,549.

Net cash inflows in 2021 from investing activities were $105,263 including proceeds from investment securities sold of $73,130, proceeds from sale of property and equipment of $91,881 and proceeds from investment in accounts receivable of $117,000, partially offset by purchase of investment securities of ($38,471), purchase of contractual interest in legal Recovery of Electrum ($15,137), purchases of property and equipment of ($62,665), and down payments on right of use assets of ($60,475).

Net inflows from financing activities in 2021 were $58,173, including proceeds from paycheck protection program loans of $76,593, proceeds from related party notes of $200,000, offset by payments on long-term debt of ($90,640), and payments on finance lease liability of ($127,780).

We will be required to raise additional funds through financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. During the years ended December 31, 2021 and 2020, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

We believe our existing available resources and opportunities will be sufficient to satisfy our funding requirements for twelve months.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions may continue, at the Company’s discretion, to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise truncated by the Company.

There were no warrant redemptions in 2021 or 2020. We believe that such warrant redemptions and exercises remain a potential funding source.

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

Mentor Capital, Inc.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our consulting chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective October 22, 2020, our Chief Financial Officer agreed to provide services pursuant to a certain Contract Chief Financial Officer Agreement, her consulting services relating to internal control remain similar and, in some cases, the same; she retains her position as Treasurer of the Company’s Board of Directors. There have been no other changes in internal control over financial reporting in the years ended December 31, 2021 and 2020.

(c)	Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

● Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2021, are as follows:

Name	Age	Position
Chet Billingsley	69	President and Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors
Lori Stansfield	62	Treasurer and Director
Robert B. Meyer	82	Secretary and Director
David G. Carlile	66	Director and Audit Committee Chair

Chet Billingsley has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. Effective as of the filing date of this Form 10-K, Mr. Billingsley resigned from Mentor’s Audit Committee. On August 7, 2021, Mr. Billingsley was appointed as Principal Financial Officer. On behalf of the Company, Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and, as CEO, successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a Master’s Degree in Applied Physics from Harvard University, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985. An avid business writer, Mr. Billingsley’s most recent feature is “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, served as our Chief Financial Officer between May 27, 2014 and May 14, 2021. On April 9, 2015, Lori was appointed as a director and named our Treasurer. On October 22, 2020, in connection with the Company’s relocation of its corporate headquarters to Plano, Texas, Ms. Stansfield agreed to temporarily continue providing chief financial officer services to the Company as an independent contractor and as our Chief Financial Officer. On May 17, 2021, Lori Stansfield’s services as a contract chief financial officer with Mentor concluded. Ms. Stansfield’s departure from serving as Mentor’s chief financial officer was amicable, and there were no accounting disagreements. On October 28, 2021, Ms. Stansfield agreed to continue to provide financial oversight and chief financial officer support to assist with the Company’s financial preparation and reporting obligations; Ms. Stansfield also continues to be a significant shareholder of the Company. Ms. Stansfield is also the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes and shares of common stock. In addition to the services Ms. Stansfield provides to Mentor Capital, Inc., and her role as Chief Financial Officer of NeuCourt, Inc., Ms. Stansfield also serves as a consultant for various public companies, assisting them with their accounting and financial reporting obligations. For the six years prior to joining Mentor, Ms. Stansfield was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited, and prepared financial statements during the past thirty years. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Master’s Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Robert B. Meyer, was named Secretary of the Board of Directors on April 9, 2015. He previously held a director position between January 11, 2000 and August 27, 2003 and later returned to this role on April 29, 2012. As the largest outside shareholder, Mr. Meyer has been a senior professional voice in the Company’s management for over 18 years. Mr. Meyer was the founder, publisher, and editor of a business magazine, Barter News, which went into print in 1979. In 2003, he began a monthly newsletter called The Competitive Edge. He was one of the first charter inductees of the International Reciprocal Trade Association’s “Barter Hall of Fame,” and he has twice addressed the American Countertrade Association, a prestigious organization of Major Fortune 500 companies who countertrades in billions of dollars annually. As a business founder, Mr. Meyer brings his knowledge and business understanding to Board discussions. Mr. Meyer is a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots, and Milwaukee Brewers from 1960 - 1971. Mr. Meyer has no affiliated or conflicting outside business interests.

David G. Carlile was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee and named Audit Committee Chairman. He has served as a consultant and advisor to corporate and financial executives for over 34 years. From 1979 to 1996, Mr. Carlile served in several managerial roles at Atlantic Richfield Company, where he was involved in operations, financial analysis, and acquisitions. Between 1996 to 2000, Mr. Carlile was Executive VP, Director, and General Manager of a division of Savage Industries, Inc. where he was also involved with financial analysis and acquisitions. He has been the President of Carlile Enterprises, Inc. for over 20 years and he served as the Vice President of Marketing and Sales with Lighthouse Resources from 2012 through May 2016. Mr. Carlile received his BS in Mining Geology from the Imperial College, University of London, in 1977. He also received a Master’s Degree in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

Stan Shaul was appointed as a director on November 24, 1998, and on May 6, 2017 he was appointed as a member of Mentor’s Audit Committee. On May 15, 2021, Mr. Shaul tendered his resignation due to his employer’s acquisition by a prominent public company. Mr. Shaul expressed that it was a pleasure to serve as a Director of the Company for over twenty years since his appointment to the board in 1998. During his tenure, Mr. Shaul brought with him continuity and senior business leadership from his over 30 years of experience in software engineering, team building, management, and development. As a business founder and significant Company shareholder, Mr. Shaul brought business understanding, insight, and shareholder interest to his Board deliberations. Mr. Shaul had no affiliated or conflicting outside business interests while he was a member of the Company’s Board.

Director Qualifications

The selection of directors is a complex and subjective process requiring consideration of many intangible factors. The Company believes that candidates should generally meet the following criteria:

● Significant historic or current Mentor share ownership.

● Business founder and CEO experience.

● Broad training, experience, and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;

● The highest personal and professional ethics, integrity, and values;

● Commitment to representing the long-term interests of the Company and all of its shareholders;

● An inquisitive and objective perspective, strength of character, and the mature judgment essential to effective decision making;

● Expertise that is useful to the Company and complementary to the background and experience of other Board members; and

● Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations, and industry.

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

Audit Committee

On May 6, 2017, a resolution was unanimously adopted by the Board to create an audit committee, and the following board members were appointed to serve on the committee: Stan Shaul, David Carlile, and Chet Billingsley. It was further resolved that David Carlile serve as the chairman of the Company’s Audit Committee. On May 15, 2021, due to his employer’s acquisition by a prominent public company, Mr. Shaul tendered his resignation effective May 15, 2021. Due to the acquisition, Mr. Shaul was no longer able to serve as a board member or audit committee member of Mentor Capital or any other public company. Due to his non-independent status, effective with the filing date of this Annual Report on Form 10-K, Mr. Billingsley resigned as an Audit Committee member. On March 19, 2022, the Board approved the Company’s Audit Committee Charter and reappointed David Carlile to serve as the Company’s sole Audit Committee Member to be effective as of the filing date of this Form 10-K. Our Audit Committee Charter may be found on Mentor’s website at https://ir.mentorcapital.com/corporate-governance.

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

The Audit Committee had one meeting in 2020 and one meeting in 2021. Both meetings were attended by all Audit Committee members.

Membership of the Audit Committee

The Audit Committee shall be comprised of one to five directors as determined by the Board, of which a majority of the members shall satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and all other regulatory requirements applicable to the Company.

David Carlile, our sole audit committee member effective upon the filing date of this 10-K, and Audit Committee Chair is considered independent under the Audit Committee Charter. Mr. Carlile understands fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement. Mr. Carlile has a depth of experience advising private and public companies on mergers and acquisitions from a financial perspective. He is an “audit committee financial expert” as defined under applicable SEC rules. Each Audit Committee member shall continue to be a member as long as they remain directors and until their successors as committee members are elected and qualified or until their earlier death, incapacity, resignation, or removal. Any member may be removed by the Board, with or without cause, and for no cause, at any time. Vacancies on the Audit Committee may be filled by the Board.

The Audit Committee of Mentor Capital, Inc. has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2021. In addition, it has discussed with BF Borgers CPA PC the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, the Audit Committee has received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and has discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, the Audit Committee recommends to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Compensation or Nominating Committees and Conflicts of Interest

The Board does not have a compensation committee comprised of independent directors; the functions that would have been performed by such committee are performed by our directors as a whole. The Board of Directors has not established a nominating committee. The Board has been of the opinion that such committees are not necessary since the Company is small and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations that may affect management decisions.

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

The Board has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board selects, evaluates, and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves major corporate strategy changes and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication.

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

Board Leadership and Role in Risk Oversight

Chet Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board. Robert Meyer acts as the Company’s Secretary and lead independent director. Mentor has determined that its leadership structure is appropriate as Mentor is a small company, and Mr. Billingsley is the most familiar with the various industries and their related risks. The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis. Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return to all corporate actions.

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

Mentor held four meetings of the Board of Directors in 2021 and four meetings of the Board of Directors in 2020. All directors attended each of the meetings.

Code of Ethics

On March 21, 2019, the Company adopted a Code of Ethics in compliance with Section 406 of Regulation S-K, which is applicable to all officers, directors, and employees of the Company. The Code of Ethics is available at the Company’s website at https://ir.mentorcapital.com/governance-docs without charge. Interested persons may also request a copy of such Code of Ethics without charge by contacting the Company at the address or telephone number included on the cover page of this Annual Report on Form 10-K.

Our Code of Ethics emphasizes that “The men and women of business are the stewards of the assets of society. If we are good and faithful in our work, the world becomes a better place.” We are to avoid “carelessness” and “waste” and comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company does business. We are to “act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues.”

Environment

Management continually seeks to improve and make sustainable decisions that eliminate waste and promote our ethical goal of stewardship of society’s environmental assets for the greater good of our stakeholders, the public, and future generations. In part, we accomplish these goals by ensuring that we engage in environmentally and socially responsible decisions, including decisions aligned with energy efficiency, recycling, and waste avoidance. Before and during COVID-19, we continued to support our vendors, employees, investees, stakeholders, small businesses, and those affected by COVID-19, regardless of COVID-19 related service decreases and COVID-19 related delays. The principles of respect for others in the form of fair compensation and good faith business dealings irrespective of race, alienage, national origin, religion, or gender have been management’s top priority for over thirty-five years. We will continue to treat others with fairness and respect, seek corporate opportunities that benefit shareholders, align with our ethical stewardship principles, and avoid conflicts of interest to ensure that our conduct remains consistent with our Code of Ethics.

Our 51% owned subsidiary, Waste Consolidators, Inc., provides cost-effective, environmentally responsible waste management disposal services in Phoenix, Austin, San Antonio, Houston, and Dallas. WCI assists its customers in managing and reducing excess waste from collection to disposal. It ensures that the property locations of its clients are clean and maintained through its responsible environmentally friendly waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services. Additionally, WCI delivers a portion of the waste it collects to facilities that recover, recycle, and reuse waste products to support environmental sustainability.

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer and each other executive officer whose annual compensation exceeded $100,000. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 “Compensation - Stock Compensation.”

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
Chet Billingsley	2021	104,000	(1)	0	0	0	0	(3)	60,516	(5)	6,500	(2)	171,016
Chairman and CEO	2020	120,000	(1)	0	0	0	0	(3)	28,896	(5)	9,500	(2)	158,396

Lori Stansfield	2021	0		0	0	0	0		0		58,667	(4)	58,667
Treasurer and CFO (4)	2020	119,649		0	0	0	0		0		19,300	(4)	138,949

(1) Base annual salary for the Chief Executive Officer of $104,000 per year plus $12,000 vacation pay and $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document. In 2021, Mr. Billingsley voluntarily deferred $16,000 of his annual compensation, resulting in a base 2021 annual salary of $88,000.

(2)Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. In the second half of 2021 Board fees for regular quarterly Board meetings were reduced from $2,000 per meeting to $1,000 per meeting. In 2021, Mr. Billingsley attended four regular Board Meetings and was paid $2,000 each for the first two regular Board Meetings, $1,000 each for the other two regular Board Meetings, and $500 for the one annual Audit Committee meeting he attended. In 2020, Mr. Billingsley was paid $2,000 for each of four regular Board Meetings he attended, $500 for each of two instances when significant additional services were provided to the Company related to written resolutions, and $500 for the annual Audit Committee meeting.

(3) The CEO earns an incentive fee and a bonus which are payable in cash upon a merger, resignation, or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the reorganization, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the reorganization. This incentive was authorized in 1998 and confirmed in 2000 under the Company’s Plan of Reorganization.

(4)Ms. Stansfield became an outside consultant providing financial consulting services to the Company, effective October 22, 2020, and received consulting fees of $10,800 for her service in the last quarter of 2020. In 2021, Ms. Stansfield received $52,667 as professional consulting fees. Ms. Stansfield also received compensation for services as a member of Mentor’s Board of Directors. In the second half of 2021, Board fees for regular quarterly Board meetings were reduced from $2,000 per meeting to $1,000 per meeting. In 2021, Ms. Stansfield attended four regular Board Meetings and was paid $2,000 each for the first two regular Board Meetings and $1,000 each for the other two regular Board Meetings she attended. In 2020, Ms. Stansfield was paid $2,000 for each of four board meetings she attended and $500 for one instance when additional services were provided to the Company related to written resolutions.

(5) In 2021, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $17,893 and Mr. Billingsley was reimbursed for previously accrued relocation costs of $42,623. In 2020, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $28,896.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley and Ms. Stansfield, for the year ended December 31, 2021.

Director Name	Fees Earned or Paid In Cash ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Stan Shaul	4,500	(1)	0	0	0	0	0	0	4,500
Robert B. Meyer	6,000	(1)	0	0	0	0	0	0	6,000
David G. Carlile	6,500	(1)	0	0	0	0	0	0	6,500

(1) In the second half of 2021, Board fees for regular quarterly Board meetings were reduced from $2,000 per meeting to $1,000 per meeting. Each director was paid $2,000 for their attendance at the first two regular quarterly Board meetings and $1,000 for their attendance at the two additional regular quarterly Board meetings they attended. In 2021, Mr. Shaul attended two board meetings prior to his resignation in May while Messrs. Meyer and Carlile each attended the four board meetings held in 2021. Mr. Shaul and Mr. Carlile were each paid $500 for the annual Audit Committee meeting held in 2021.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 24, 2022, which was 22,941,357.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Chet Billingsley 5964 Campus Court Plano, TX 75093	3,005,570	(1, 2)	10.29	%(6)
Common Stock	Robert B. Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	1,303,789	(3)	4.47	%(6)
Common Stock	David G. Carlile 10901 Bullrush Drive Venice, FL 34293	170,908	(4)	0.59	%(6)
Common Stock	Lori Stansfield 903 N Towner Street Santa Ana, CA 92703	240,000	(5)	0.82	%(6)
Common Stock	Directors and Officers as a group	4,717,867		16.17	%(7)

(1) 208,000 of Mr. Billingsley’s shares of Common Stock are held in a Rule 10b5-1 Plan, effective March 15, 2022, under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the Rule 10b5-1 Plan are less than 16,000 shares per week. Rule 10b5-1 sales are expected to continue through the filing of this report. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2) In addition to 958,296 shares of Common Stock, Mr. Billingsley also holds 2,047,274 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series D warrants.

(3) In addition to 864,834 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Meyer has not exercised any of these Series D warrants.

(4) In addition to 168,408 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Carlile has not exercised any of these Series D warrants.

(5) In addition to 50,000 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Ms. Stansfield has not exercised any of these Series D warrants.

(6) The Percentage of Class ownership of Mr. Billingsley, Mr. Meyer, Mr. Carlile, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (22,941,357) and Series D warrants (6,250,000).

(7) Calculated based on the diluted Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2020, and December 31, 2021, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

Mr. Billingsley acts as both the Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors of the Company. Ms. Stansfield acts as Treasurer of the Board of Directors of the Company, and she provides professional financial consulting services to the Company. Mr. Meyer acts as the Company’s Secretary but is not paid for his role and is not a Company employee. With the exception of Mr. Billingsley and Ms. Stansfield, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the Company.

Due to Mr. Billingsley’s non-independent status, following Mr. Shaul’s resignation from the Company’s Audit Committee, a majority of the Audit Committee members were not independent. Mr. Billingsley resigned from the Audit Committee effective with the filing of this Annual Report on Form 10-K, leaving Mr. Carlile as the sole independent director on the Audit Committee.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2021 and 2020.

Fee Category	2021	2020
Audit Fees (1)	$54,000	$86,940
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	4,500	7,500
All Other Fees (4)	-	-

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2021 or 2020.

(3)	The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All other fees, if any, consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2021 and 2020 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Income Statements for the years ended December 31, 2021 and 2020
●	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020
●	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
●	Notes to the Financial Statements

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)

4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

4.3	Certificate of Designations of Rights, Preferences, Privileges, and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017).

4.4	Description of Company’s Securities.

10.1	NeuCourt, Inc. Convertible Promissory Note Amendment Agreement

10.2	NeuCourt, Inc. Warrant to Purchase Shares of Common Stock

10.3	Electrum Partners, LLC First Amendment to Capital Agreement (of October 31, 2018)

10.4	Electrum Partners, LLC First Amendment to Capital Agreement (of January 28, 2019)

21.1	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2021 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 24, 2022	By:	/s/ Chet Billingsley
Chet Billingsley,
Director, Chairman, Chief Executive Officer, and Principal Financial Officer

Directors

Date: March 24, 2022	By:	/s/ Lori Stansfield
Lori Stansfield
Director and Treasurer

Date: March 24, 2022	By:	/s/ David Carlile
David Carlile
Director

Date: March 24, 2022	By:	/s/ Robert Meyer
Robert Meyer
Director and Secretary

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Lakewood, CO

March 24, 2022

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$453,939	$506,174
Investment in securities, at fair value	1,009	34,826
Accounts receivable, net	706,418	508,286
Other receivable	33,222	-
Net finance leases receivable, current portion	76,727	69,053
Investment in installment receivable, current portion	-	26,162
Convertible notes receivable, current portion	58,491	26,454
Prepaid expenses and other current assets	14,284	17,839
Employee advances	3,750	1,050

Total current assets	1,347,840	1,189,844

Property and equipment
Property and equipment	299,526	267,160
Accumulated depreciation and amortization	(144,480)	(129,974)

Property and equipment, net	155,046	137,186

Other assets
Operating lease right-of-use assets	41,128	129,295
Finance lease right-of-use assets	645,611	296,078
Investment in account receivable, net of discount and current portion	301,433	303,896
Net finance leases receivable, net of current portion	229,923	306,898
Convertible notes receivable, net of current portion	27,834	55,584
Contractual interests in legal recoveries	396,666	381,529
Deposits	9,575	9,575
Long term investments	205,203	205,028
Goodwill	1,426,182	1,426,182

Total other assets	3,283,555	3,114,065

Total assets	$4,786,441	$4,441,095

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2021 and 2020

	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$41,278	$18,813
Accrued expenses	411,860	259,934
Related party payable	232,244	20,000
Deferred revenue	16,308	16,198
Paycheck protection program loan – current portion	-	6,658
Finance lease liability - current portion	167,515	79,526
Operating lease liability - current portion	42,058	123,158
Current portion of long-term debt	23,203	15,566
Total current liabilities	934,466	539,853

Long-term liabilities
Accrued salary, retirement and incentive fee - related party	1,127,865	1,137,334
Paycheck protection program loan, net of current portion	-	2,791
Economic injury disaster loan	158,324	152,602
Finance lease liability, net of current portion	415,465	190,976
Operating lease liability, net of current portion	4,975	16,150
Long term debt, net of current portion	66,669	66,246
Total long-term liabilities	1,773,298	1,566,099
Total liabilities	2,707,764	2,105,952

Commitments and Contingencies (Note 20)	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at December 31, 2021 and 2020*	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,850,947 and 22,850,947 shares issued and outstanding at December 31, 2021 and 2020	2,285	2,285
Additional paid in capital	13,071,655	13,071,655
Accumulated deficit	(10,874,079)	(10,601,231)
Non-controlling interest	(121,184)	(137,566)
Total shareholders’ equity	2,078,677	2,335,143

Total liabilities and shareholders’ equity	$4,786,441	$4,441,095
* Par value is less than $0.01

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2021 and 2020

	2021	2020
Revenue
Service fees	$5,969,674	$4,778,249
Finance lease revenue	40,764	47,707

Total revenue	6,010,438	4,825,956

Cost of sales	4,138,785	3,299,315

Gross profit	1,871,653	1,526,641

Selling, general and administrative expenses	2,275,989	2,600,745

Operating income (loss)	(404,336)	(1,074,104)

Other income and (expense)
Gain (loss) on investments in securities	1,017	(14,961)
Realized gain on sale of GlauCanna rights	-	31,000
Recovery (impairment) of investments	22,718	(139,148)
Interest income	70,229	92,571
Interest expense	(62,392)	(35,295)
Gain (loss) on equipment disposal	86	67
Paycheck protection program loans forgiven	87,122	452,348
EIDL grant	-	10,000
Other income (expense)	38,870	10,031

Total other income and (expense)	157,650	406,613

Income (loss) before provision for income taxes	(246,686)	(667,491)
Provision for income taxes	9,780	10,050

Net income (loss)	(256,466)	(677,541)
Gain (loss) attributable to non-controlling interest	16,382	48,484

Net income (loss) attributable to Mentor	$(272,848)	$(726,025)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.012)	$(0.032)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,850,947	22,850,947

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2021 and 2020

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balances at
December 31, 2019	11	-	22,850,947	$2,285	$13,071,655	$(9,875,206)	$3,198,734	$(186,050)	$3,012,684

Net income (loss)	-	-	-	-	-	(726,025)	(726,025)	48,484	(677,541)

December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(272,848)	(272,848)	16,382	(256,466)

Balance at
December 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(256,466)	$(677,541)
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities:
Depreciation and amortization	51,710	27,656
Non-cash amortization on right of use assets	147,092	82,609
PPP loan forgiven	(86,593)	(452,348)
EIDL grant forgiven	-	(10,000)
(Gain) loss on equipment disposal	(86)	(67)
Bad debt expense	19,580	50,983
Amortization of discount on investment in account receivable	(65,657)	(87,694)
Change in accrued interest income	(4,287)	(3,917)
(Gain) loss on investment in securities, at fair value	(842)	10,292
(Gain) loss on long-term investments	(175)	4,669
(Gain) loss on investment in installment receivable	(22,718)	139,148
Decrease (increase) in operating assets
Finance lease receivable	69,301	318,402
Accounts receivable - trade	(217,712)	(18,145)
Other receivables	(33,222)	-
Prepaid expenses and other current assets	3,555	41,226
Employee advances	(2,700)	3,371
Increase (decrease) in operating liabilities
Accounts payable	22,465	(55,307)
Accrued expenses	170,443	47,378
Deferred revenue	110	(6,455)
Accrued salary, retirement and benefits - related party	(9,469)	28,896
Net cash provided by (used by) operating activities	(215,671)	(556,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(38,471)	(83,536)
Proceeds from securities sold	73,130	38,418
Purchase of contractual interest in legal recovery	(15,137)	(35,334)
Purchases of property and equipment	(62,665)	(52,177)
Proceeds from sale of property and equipment	91,881	835
Down payment on right of use assets	(60,475)	(25,254)
Proceeds from investment in receivable	117,000	4,000
Net cash provided by (used by) investing activities	105,263	(153,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loans	76,593	459,842
Payments on paycheck protection program loans	-	(551)
Proceeds from EIDL loan	-	149,900
Proceeds from EIDL grant	-	10,000
Proceeds from related party loan	200,000	20,000
Payments on short term loan from related party	-	(27,472)
Payments on long-term debt	(90,640)	(24,017)
Payments on finance lease liability	(127,780)	(58,247)

Net cash provided by (used by) financing activities	58,173	529,455

Net change in cash	(52,235)	(180,437)
Beginning cash	506,174	686,611
Ending cash	$453,939	$506,174

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$47,128	$30,087
Cash paid for income taxes	$9,940	$10,610

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through finance lease liability	$440,258	$174,656
Property and equipment acquired via long-term debt	$98,700	$81,812

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company’s broad target industry focus includes energy, medical products, manufacturing, cannabis-related entities, cryptocurrency, real estate, and international projects, with the goal of ensuring increased market opportunities.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long standing investment of the Company since 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. Patent application national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at December 31, 2021 and 2020.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited, and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at December 31, 2021 and 2020, see Note 8.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at cost of $194,028 and $194,028 at December 31, 2021 and 2020, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 9, Mentor provided capital for payment of Litigation costs in the amount of $196,666 and $181,529 as of December 31, 2021 and 2020, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs. On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027 plus an additional 19.4% of the Recovery. Under the Security Agreement, all liabilities and investments owed to Mentor from Electrum are secured by all of the tangible and intangible assets of Electrum. See Note 9.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at December 31, 2021.

G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019 and Company management feels it is unlikely we will recover the full amounts due us. In 2020, the Company repossessed leased equipment under G Farma’s control and sold equipment with a cost of $622,670 to the highest offerors for net proceeds of $ 348,734 after shipping and delivery costs. Proceeds were credited against the finance lease receivable balance. The remaining finance lease receivable balance of $803,399 and $803,399 is fully reserved and reflected on the consolidated balance sheet at $0 and $0, at December 31, 2020 and 2021, respectively; see Note 8.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Notes 7, 8, and 9, in the Superior Court of California in the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things. On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I, which was not impounded by the Corona Police, was repossessed by the Company and moved to storage under the Company’s control. In March 2020, we discovered that an additional component valued at $36,594 was missing from the equipment we recovered in early 2020. All repossessed equipment was sold in 2020. See Note 8.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Entities.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until performance in full of its terms.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Footnotes 7 and 8.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,874,079 as of December 31, 2021. The Company continues to experience negative cash flows from operations.

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

December 31, 2021 and 2020

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

Impact Related to COVID-19

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of December 31, 2021, the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, future weakness in the credit markets and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered, and may continue to be hindered, due to the closure of the courts in California and British Columbia, including delay of the litigation concerning Electrum Partners and receipt of our interest in any such recovery. Additionally, collectability of our investment in accounts receivable was impaired by $116,430 and $139,148 at December 31, 2021 and 2020, respectively, due to a reduction in our estimated collection amount for the 2020 and 2021 annual installment payments which were affected by the COVID-19 pandemic, see Note 3.

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

Segment reporting

The Company has determined that there are currently two reportable segments: 1) the cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Simplifying the Accounting for Income Taxes – As of January 1, 2021, we adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2021 and 2020.

Accounts receivable

Accounts receivables consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2021 and 2020, the Company has an allowance for doubtful receivables in the amount of $74,676 and $59,461, respectively.

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

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc. which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $11,140 and $7,038 at December 31, 2021 and 2020, respectively, as presented in Note 6.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Investment in account receivable, net of discount

The Company’s investment in account receivable is stated at face value, net of unamortized purchase discount which approximates fair value. The discount is amortized to interest income over the term of the exchange agreement. Due to the effect of COVID-19 collection of the 2020 and 2021 installments are uncertain. Based on management’s estimate of collections, coupled with actual collections in 2021, we recorded a loss on this investment of $139,148 for the year ended December 31, 2020 and a gain of $22,718 in the year ended December 31, 2021, reflected in other income on the consolidated income statement. See Note 3.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 6, “Property, Equipment and Leasehold Improvements, Net” for further information.

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

December 31, 2021 and 2020

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

Goodwill

Goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 1999 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2021 and 2020.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2021 and 2020, respectively. There were 87,456 and 87,456 potentially dilutive shares outstanding at December 31, 2021 and 2020, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2021 and 2020 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2021 and 2020, nor were any interest or penalties accrued as of December 31, 2021 and 2020. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Note 3 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with annual installment payments of $117,000 for 11 years, through 2026, totalling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through the exercise of 757,059 Series D warrants at $1.60 per share plus a $0.10 per warrant redemption price.

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19, we might not receive the 2020 installment or the full 2021 installment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2021. In 2021, the Company reevaluated estimated collections and recorded an investment gain of $22,718. The gain of $22,718 and loss of ($139,148) are reflected in other income on the consolidated income statement for the years ended December 31, 2021 and 2020, respectively

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The April 10, 2015 account receivable is supported by an exchange agreement and consisted of the following at December 31, 2021 and 2020:

	2021	2020
Face value	$585,000	$702,000
Impairment	(116,430)	(139,148)
Unamortized discount	(167,137)	(232,794)
Net balance	301,433	330,058
Current portion	-	(26,162)
Long term portion	$301,433	$303,896

For the years ended December 31, 2021 and 2020, $65,657 and $87,694 of discount amortization is included in interest income.

Note 4 - Property and equipment

Property and equipment is comprised of the following at December 31, 2021 and 2020:

	2021	2020
Computers	$31,335	$38,545
Furniture and fixtures	15,966	23,428
Machinery and vehicles	252,225	205,187
	299,526	267,160
Accumulated depreciation and amortization	(144,480)	(129,974)

Net Property and equipment	$155,046	$137,186

Depreciation and amortization expense was $51,710 and $27,656 for the years ended December 31, 2021 and 2020, respectively. Of these amounts, depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and was $17,650 and $15,009 for the years ended December 31, 2021 and 2020, respectively. All other depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Note 5 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet and vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, have 4 year terms and are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are expected to be extended to 5 year terms and are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $882,081 and $406,242 as of December 31, 2021 and 2020, respectively. Accumulated amortization associated with finance leases was $236,470 and $110,164 as of December 31, 2021 and 2020, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Lease costs recognized in our consolidated income statements is summarized as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost included in cost of goods	$100,222	$155,456
Operating lease cost included in operating costs	47,287	57,363
Total operating lease cost (1)	147,509	212,819
Finance lease cost, included in cost of goods:
Amortization of lease assets	151,200	73,524
Interest on lease liabilities	24,719	18,184
Total finance lease cost	175,919	91,708
Short-term lease cost	-	23,920
Total lease cost	$323,428	$328,447

Right of use asset amortization under operating agreements was $146,068 and $194,957 for the years ended December 31, 2021 and 2020.

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term – operating leases	0.95 years	0.93 years
Weighted-average remaining lease term – finance leases	3.83 years	3.41 years
Weighted-average discount rate – operating leases	5.7%	10.1%
Weighted-average discount rate – finance leases	3.8%	8.3%

Finance lease liabilities were as follows:

	December 31, 2021	December 31, 2020
Gross finance lease liabilities	$634,192	$310,685
Less: imputed interest	(51,212)	(40,183)
Present value of finance lease liabilities	582,980	270,502
Less: current portion	(167,515)	(79,526)
Long-term finance lease liabilities	$415,465	$190,976

Operating lease liabilities were as follows:

	December 31, 2021	December 31, 2020
Gross operating lease liabilities	$55,865	$146,171
Less: imputed interest	(8,832)	(6,863)
Present value of operating lease liabilities	47,033	139,308
Less: current portion	(42,058)	(123,158)
Long-term operating lease liabilities	$4,975	$16,150

Lease maturities are disclosed in Note 14.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 6 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2021 and 2020:

	2021	2020
November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $2,834 and $1,454 at December 31, 2021 and 2020. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature initially to November 22, 2021, and subsequently to November 22, 2023. Principal and accrued interest are due at maturity. Upon extension in November 2021, the Company received $2,496 of accrued interest. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	$27,834	$26,454

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $8,491 and $5,584 at December 31, 2021 and 2020. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	58,491	55,584

Total convertible notes receivable	86,325	82,038

Less current portion	(58,491)	(26,454)

Long term portion	$27,834	$55,584

*	The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 103,915 Conversion Shares and the October 31, 2018 Note would convert into 218,369 Conversion Shares. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Note 7 - Note purchase agreement and consulting agreement with G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited (“G Farma”), a Nevada corporation. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal amount of $500,000, both of which bore interest at 7.42% per annum, with monthly payments beginning on April 15, 2017 and maturity on April 15, 2022. The two G Farma notes, as amended by subsequent addenda, are secured by all property, real and personal, tangible, or intangible of G Farma and are guaranteed by GF Brands, Inc. and two majority shareholders of G Farma. As of March 4, 2019, the Company and G Farma had executed eight addenda subsequent to the original agreement. Addendum II through Addendum VIII increased the aggregate principal face amount of the working capital note to $990,000 and increased the monthly payments on the working capital note to $10,239 per month beginning March 15, 2019. G Farma has not made scheduled payments on the notes receivable since February 19, 2019.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility; the Company was not informed by G Farma of this incident until March 14, 2019. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded by the Corona Police. This event significantly impacted G Farma’s financial position and its ability to make future payments under the notes purchase agreements and the finance leases receivable, described in Note 8, due the Company.

G Farma has not made scheduled payments on the notes receivable or the G Farma finance lease receivable, described in Note 8, since February 19, 2019. All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019. The notes receivable balances of $1,043,531 and $1,045,051 at December 31, 2021 and 2020, respectively, are fully reserved and reflected in the consolidated balance sheet as $0 and $0 at December 31, 2021 and 2020, respectively.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totalling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. See legal proceedings described in Note 19.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Entities.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until performance in full of its terms.

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Footnotes 1 and 8. Recovery payments of $1,500 are included in other income in the consolidated financial statements for the year ended December 31, 2021. No payments were received from G Farma in the year ended December 31, 2020.

Note 8 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I did not report equipment sales revenue or lease revenue for the years ended December 31, 2021 or 2020.

As discussed in Notes 1 and 7, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019. In 2019 an impairment of $783,880 was recorded. Additional bad debt expense of $0 and $19,519, recognized for the years ended December 31, 2021 and 2020, respectively, is included in selling, general and administrative expenses in the consolidated income statement.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,569 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims as further discussed in Notes 1,7 and 19. Net finance leases receivable from G Farma remain fully impaired at December 31, 2021 and 2020. Payment received under this settlement will first be applied against the notes receivable described in Note 7 and if any additional amounts are recovered, will then be applied against the finance leases receivable.

Net finance leases receivable, non-performing, consists of the following at December 31, 2021 and 2020:

	2021	2020
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. At December 31, 2021, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consists of the following at December 31, 2021 and 2020:

	2021	2020
Gross minimum lease payments receivable	$367,505	$477,680
Accrued interest	1,783	2,141
Less: unearned interest	(62,638)	(103,870)
Finance leases receivable	306,650	375,951
Less current portion	(76,727)	(69,053)
Long term portion	$229,923	$306,898

Finance lease revenue recognized on Partner I finance leases for the years ended December 31, 2021 and 2020, was $0 and $0, respectively.

Finance lease revenue recognized on Partner II finance leases for the years ended December 31, 2021 and 2020 was $40,764 and $47,707, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

At December 31, 2021, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending December 31,	Lease Receivable	Interest
2022	$76,727	28,901
2023	87,039	20,391
2024	94,731	10,989
2025	42,976	2,131
2026	5,177	226
Thereafter	-	-
	$306,650	$62,638

Note 9 - Contractual interests in legal recovery

Electrum is the plaintiff in that certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). On October 23, 2018, Mentor entered into a Joint Prosecution Agreement among Mentor, Mentor’s corporate legal counsel, Electrum, and Electrum’s legal counsel.

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of December 31, 2021 and 2020, Mentor invested an additional $96,666 and $81,529, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional nine percent (9%) and eight percent (8%), respectively, of the Recovery. At December 31, 2021 and 2020, the Recovery Agreement investment is reported in the consolidated balance sheets at our cost of $196,666 and $181,529, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However Company management estimates that recovery is more likely than not, and no impairment has been recorded at December 31, 2021 and 2020.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. Payment is secured by all assets of Electrum. The payment date under the October 31, 2018 Capital Agreement was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2021 and 2020.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833.34 for each full month from the date hereof until the payment date. The payment date was the earlier of November 1, 2021, and the final resolution of the Litigation. On November 1, 2021, the parties amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2021 and 2020. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to COVID-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at December 31, 2021 and 2020 is summarized as follows:

	2021	2020
October 30, 2018 Recovery Purchase Agreement	$196,666	$181,529
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$396,666	$381,529

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2019	$-	-	346,195	5,669	204,028

Total gains or losses
Included in earnings (or changes in net assets)	(10,292)	-	-	(4,669)	-
Purchases, issuances, sales, and settlements
Purchases	83,536	-	50,717	-	-
Issuances	-	-	-	-	-
Sales	(38,418)	-	-	-	-
Settlements	-	-	(15,383)	-	-
Balance at December 31, 2020	34,826	$-	$381,529	$1,000	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	842	-	-	175	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	15,137	-	-
Issuances	-	-	-	-	-
Sales	(73,129)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at December 31, 2021 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NASDAQ listed company stock	$1,637	$-	$(628)	$1,009

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2021	2020
Net gains and losses recognized during the period on equity securities	$842	$(10,291)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	1,470	303

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(628)	$(10,594)

Note 11 – Common Stock warrants

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

All Series A, B, C and D warrants have been called, and, as of December 31, 2021, all Series A and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series B and D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders as discussed further in Note 12. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. Exercise prices in effect at January 1, 2015 through December 31, 2020 for Series B warrants were $0.11 and Series D warrants were $1.60.

As of December 31, 2021, 87,456 Series B warrants were outstanding and held by Mr. Billingsley. On January 11, 2022, Mr. Billingsley exercised his 87,456 Series B warrants in exchange for 87,456 shares of the Company’s Common Stock.

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

As of December 31, 2021 and 2020, the weighted average contractual life for all Mentor warrants was 16.5 years and 17.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the years ended December 31, 2021 and 2020, no warrants were exercised and no warrants were issued. The intrinsic value of outstanding warrants at December 31, 2021 and 2020 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2019	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2019	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2021	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended, or truncated by the Company. For the years ended December 31, 2021 and 2020, no warrants were redeemed.

Note 12 – Warrant redemption liability

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

In prior years the Series A, Series B, and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders. All Series A and Series C warrants have been exercised and are no longer outstanding. At December 31, 2021, there were 87,456 Series B warrants outstanding which were held by Chet Billingsley, the Company’s Chief Executive Officer. On January 11, 2022, Mr. Billingsley exercised his 87,456 Series B warrants in exchange for 87,456 shares of the Company’s Common Stock.

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2021 and 2020.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 13 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2021 and 2020, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at December 31, 2021 and 2020 include this interest. The Core Q Holdings Asset Value at December 31, 2021 and 2020 was $18,082 and $16,207 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at December 31, 2021 and 2020. At December 31, 2021 and 2020, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.053 and $0.085, respectively, into an aggregate of 3,752,930 and 2,097,358 shares of the Company’s Common Stock, respectively. Because there were net losses for the years ended December 31, 2021 and 2020, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 14 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities
Year ending December 31,	Finance leases	Operating leases
2022	$191,565	$43,365
2023	163,086	12,500
2024	144,591	-
2025	106,263	-
2026	28,687	-
Total	634,192	55,865

Less: Present value discount	(51,212)	(8,832)
Total lease liabilities	$582,980	$47,033

Note 15 – Term Loan

Term debt as of December 31, 2021 and 2020 consists of the following:

	2021	2020
Bank of America auto loan, interest at 2.37% per annum, monthly principal and interest payments of $1,448, collateralized by vehicle. Vehicle was sold and the loan paid off in 2021.	$-	$81,812

Bank of America auto loan, interest at 2.49% per annum, monthly principal and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	61,710	-

Bank of America auto loan, interest at 2.24% per annum, monthly principal and interest payments of $654, maturing October 2025, collateralized by vehicle.	28,162	-

Total notes payable	89,872	81,812
Less: Current maturities	(23,203)	(15,566)

	$66,669	$66,246

Note 16 – Paycheck Protection Plan loans and Economic Injury Disaster Loans

Paycheck protection plan loans

In 2020, the Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and the Republic Bank of Arizona (collectively, the “PPP Loans”). The PPP Loans were forgiven in November 2020, except for $10,000 of WCI’s loan that was not eligible for forgiveness at the time due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA automatically remitted a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously deducted EIDL Advance amount, plus interest through the remittance date. On March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance. The $10,000 forgiveness is reflected as other income in the year ended December 31, 2021, in the condensed consolidated income statements.

On February 17, 2021, Mentor received a second PPP Loan in the amount of $76,593 (“Second PPP Loan”) pursuant to Division N, Title III, of the Consolidated Appropriations Act, 2021 (the “Economic Aid Act”) as further set forth at Section 311 et. seq. of the Economic Aid Act. The Second PPP Loan was forgiven effective October 26, 2021.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The Company records PPP Loans as a liability in accordance with FASB ASC 470, “Debt” and records accrued interest through the effective date of forgiveness on the PPP Loans. Total gain on extinguishment of the PPP Loans and accrued interest is reported in other income and expense in the consolidated income statement.

PPP loan balances at December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
May 5, 2020, loan from Republic Bank of Arizona to Waste Consolidators, Inc., revised December 1, 2020. The note bore interest at 1% per annum, with with monthly principal and interest payments of $560 beginning December 15, 2020. Loan was forgiven by SBA on March 16, 2021.	$-	$9,449

Total	-	9,449

Less: Current maturities	-	(6,658)

Long-term portion of paycheck protection plan loans	$-	$2,791

Economic injury disaster loan

On July 9, 2020, WCI received an additional Economic Injury Disaster Loan in the amount of $149,900 through the SBA. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2021, and matures July 2050. In March 2021, the SBA extended the deferment period for payments which extended the initial payment until July 2022. The loan is collateralized by all tangible and intangible assets of WCI.

EIDL loan balance at December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $8,424 and $2,702 as of December 31, 2021 and 2022, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2022, and matures July 2050.	$158,324	$152,602

Less: Current maturities *	-	-

Long-term portion of economic injury disaster loan	$158,324	152,602

*	All payments in 2021 will offset accrued interest incurred in the deferral period and therefore the current maturity of principal is $0 at December 31, 2021.

Interest expense on the EIDL Loan for the year ended December 31, 2021 and 2020 was $5,722 and $2,702, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 17 – Accrued salary, accrued retirement, and incentive fee – related party

The Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows at December 31, 2021 and 2020:

	2021	2020
Accrued salaries and benefits	$881,125	$848,796
Accrued retirement and other benefits	508,393	550,191
Offset by shareholder advance	(261,653)	(261,653)
	$1,127,865	$1,137,334

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2021 and 2020, the incentive fee expense was $0 and $0, respectively.

Note 18 – Related party transactions

The Company had outstanding liabilities for related party loans, which are due on demand, as follows at December 31, 2021 and 2020:

	2021	2020
Loan from WCI officer, including interest of $1,600 and $0 at December 31, 2021 and 2020, respectively. The note bears interest at 8% per annum and is due on demand.	$21,600	$20,000

Loans from Mentor CEO, including interest of $10,644 at December 31, 2021. The notes bear interest at 7.6% per annum compounded quarterly and are due within thirty days of demand.	210,644	-
	$232,244	$20,000

Note 19 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 7, and 8, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Due to uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 8 and has fully impaired all other notes receivables and investments in G Farma described in Notes 7 and 8.

On November 13, 2019, G Farma filed a Cross-Complaint for declaratory relief and breach of contract relating to the consulting agreement between Mentor and G Farma. The Company filed an answer on December 6, 2019, denying each and every allegation.

On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I, which was not impounded by the Corona Police, was repossessed by the Company, and moved to storage under the Company’s control. In the quarter ended March 31, 2020, the Company sold a portion of the recovered equipment, with an original cost of $495,967, for net proceeds of $222,031. In the quarter ended June 30, 2020, the Company sold all remaining recovered equipment, with an original cost of $126,703, for net proceeds of $27,450, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment were applied to the G Farma lease receivable balance.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Entities.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until performance in full of its terms.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. See Footnotes 7 and 8 for a discussion of the reserve against the finance lease receivable.

For G Farma notes receivable we will continue to pursue collection of the settlement payments from G Farma, its affiliates, and the guarantors of the various G Farma note purchase agreements that are fully impaired at December 31, 2021 and 2020, see Note 7. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at December 31, 2021 and 2020, from the G Farma Lease Entities and G Farma Lease Guarantors, see Note 8.

Note 20 – Segment Information

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

	Cannabis and Medical Marijuana Segment	Facilities Operations Related	Corporate, Other, and Eliminations	Consolidated
2021
Net sales	$40,764	$5,969,674	$-	$6,010,438
Operating income (loss)	26,849	95,336	(526,521)	(404,336)
Interest income	-	3	70,226	70,229
Interest expense	-	38,330	24,062	62,392
Total assets	900,484	2,240,047	1,645,910	4,786,441
Property additions	-	160,102	1,264	161,366
Fixed asset depreciation and amortization	-	45,936	5,744	51,710

2020
Net sales	$47,707	$4,778,249	$-	$4,825,956
Operating income (loss)	(13,258)	(231,162)	(829,684)	(1,074,104)
Interest income	-	-	92,571	92,571
Interest expense	-	34,711	584	35,295
Total assets	1,042,553	1,874,519	1,524,023	4,441,095
Property additions	-	126,396	7,593	133,989
Fixed asset depreciation and amortization	-	20,553	7,103	27,656

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2021 and 2020, as presented in the consolidated income statements:

	2021	2020
Operating loss	$(404,336)	$(1,074,104)
Realized gain (loss) on investments in securities	1,017	(14,961)
Gain on sale of GlauCanna rights	-	31,000
Impairment of investments	22,718	(139,148)
Interest income	70,229	92,571
Interest expense	(62,392)	(35,295)
Gain (loss) on equipment disposals	86	67
PPP loan forgiven	87,122	452,348
EIDL Grant	-	10,000
Other income	38,870	10,031
Income before income taxes	$(246,686)	$(667,491)

Note 21 – Income tax

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consist of the following:

	2021	2020
Current:
Federal	$-	$(1,500)
State	9,780	11,550
	9,780	10,050
Deferred:
Federal	(500,400)	(292,000)
State	(150,000)	(105,100)
Change in valuation	650,400	397,100
Total provision (benefit)	$9,780	$10,050

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2021, the Company had approximately $8,700,000 of federal net operating loss carryforwards of which approximately $4,200,000 can be carried forward indefinitely and the remaining balance will expire in between 2027 and 2036. The Company has a California net operating loss carryforward of approximately $6,504,000 that begins expiring in 2024. Mentor relocated to Texas in September 2020 and the Company’s ability to utilize the California net operating loss carryforwards is dependent on future generation of California taxable income. The Company has an Arizona net operating loss carry forward of approximately $48,000 that begins expiring in 2031.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2021 and 2020 to net income (loss) before income taxes for the years ended December 31, 2021 and 2020 as a result of the following:

	2021	2020
Net income (loss) before taxes	$(246,686)	$(667,491)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(51,804)	(140,173)
Permanent differences and other	702,204	537,273
Change in valuation	(650,400)	(397,100)
Federal income tax provision	$-	$-

The significant components of deferred income tax assets as of December 31, 2021 and 2020 after applying enacted corporate income tax rates are as follows:

	2021	2020
Net Operating Losses carried forward	$2,409,400	$2,249,900
Capital Losses carried forward	577,000
Deferred officer bonus and other	2,300	88,400
Valuation allowance	(2,988,700)	(2,338,300)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2017 to 2020 are subject to examination

Note 22 – Subsequent events

On January 11, 2022, Mr. Billingsley exercised 87,456 Series B warrants and 2,954 Series D warrants at $0.11 per share and $1.60 per share, respectively. This increased Mr. Billingsley’s share ownership by 90,410 common shares, increased the Company’s outstanding shares to 22,941,357, and decreased the Company’s Series B and Series D outstanding warrants to 0 and 6,250,000, respectively.

