Form 10-Q
period 2022-03-31
Mentor Capital, Inc.
filed 2022-05-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At May 3, 2022, there were 22,941,357 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 outbreak, economic sanctions, cybersecurity risks, and the outbreak of war in Ukraine on the Company’s business and results of operations are forward-looking statements. Moreover, due to our investments in the cannabis-related industry or other industries, we may be subject to heightened scrutiny and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$490,648	$453,939
Investment in securities at fair value	759	1,009
Accounts receivable, net	736,865	706,418
Other receivable	19,069	33,222
Net finance leases receivable, current portion	78,776	76,727
Investment in installment receivable, current portion	101,200	-
Convertible notes receivable, current portion	59,086	58,491
Prepaid expenses and other current assets	48,720	14,284
Employee advances and other receivable	2,600	3,750

Total current assets	1,537,723	1,347,840

Property and equipment
Property and equipment	327,428	299,526
Accumulated depreciation and amortization	(160,370)	(144,480)

Property and equipment, net	167,058	155,046

Other assets
Operating lease right-of-use assets	37,775	41,128
Finance lease right-of-use assets	649,234	645,611
Investment in account receivable, net of discount and current portion	171,673	301,433
Net finance leases receivable, net of current portion	208,212	229,923
Convertible notes receivable, net of current portion	28,117	27,834
Contractual interest in legal recovery	396,666	396,666
Deposits	9,575	9,575
Long term investments	204,703	205,203
Goodwill	1,426,182	1,426,182

Total other assets	3,132,137	3,283,555

Total assets	$4,836,918	$4,786,441

See accompanying Notes to Financial Statements	-4-

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	March 31,	December 31,
	2022	2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$31,532	$41,278
Accrued expenses	461,788	411,860
Related party payable	214,752	232,244
Deferred revenue	15,172	16,308
Economic injury disaster loan, current portion	1,076	-
Finance lease liability, current portion	175,797	167,515
Operating lease liability, current portion	32,919	42,058
Current portion of long-term debt	29,354	23,203
Total current liabilities	962,390	934,466

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,134,565	1,127,865
Paycheck protection program loans, net of current portion	-	-
Economic injury disaster loan	158,692	158,324
Finance lease liability, net of current portion	411,604	415,465
Operating lease liability, net of current portion	-	4,975
Long term debt, net of current portion	77,704	66,669
Total long-term liabilities	1,782,565	1,773,298
Total liabilities	2,744,955	2,707,764

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at March 31, 2022 and December 31, 2021 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,941,357 and 22,850,947 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,294	2,285
Additional paid in capital	13,085,992	13,071,655
Accumulated deficit	(10,966,738)	(10,874,079)
Non-controlling interest	(29,585)	(121,184)
Total shareholders’ equity	2,091,963	2,078,677
Total liabilities and shareholders’ equity	$4,836,918	$4,786,441

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements	-5-

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue
Service fees	$1,839,880	$1,309,753

Finance lease revenue	9,018	10,871

Total revenue	1,848,898	1,320,624

Cost of sales	1,149,015	884,232

Gross profit	699,883	436,392

Selling, general and administrative expenses	668,507	601,135

Operating income (loss)	31,376	(164,743)

Other income and (expense)
Gain (loss) on investments	(42,680)	4,849
Paycheck Protection Program loan forgiven	-	10,000
Interest income	14,353	16,489
Interest expense	(18,207)	(12,070)
Gain on equipment disposal	-	-
Gain (loss) on ROU asset disposal	26,168	(643)
Other income (expense)	1,500	(1,053)

Total other income and (expense)	(18,866)	17,572

Income (loss) before provision for income taxes	12,510	(147,171)

Provision for income taxes	13,570	5,700

Net income (loss)	(1,060)	(152,871)

Gain (loss) attributable to non-controlling interest	91,599	(5,948)

Net income (loss) attributable to Mentor	$(92,659)	$(146,923)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.004)	$(0.006)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted*	22,918,755	22,850,947

*	The company recorded an operating loss; therefore the diluted EPS will not be calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements	-6-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at December 31, 2021	11	-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of warrants to common stock	-	-	90,410	9	14,337	-	14,346	-	14,346

Net income (loss)	-	-	-	-	-	(92,659)	(92,659)	91,599	(1,060)

Balances at March 31, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,966,738)	$2,121,548	$(29,585)	$2,091,963

Balances at December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(146,923)	(146,923)	(5,948)	(152,871)

Balances at March 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,748,154)	$2,325,786	$(143,514)	$2,182,272

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-7-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,060)	$(152,871)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	15,890	9,421
Amortization of right of use asset	36,656	29,076
PPP loan forgiven	-	(10,000)
(Gain) loss on ROU asset disposal	(26,168)	643
Bad debt expense	-	6,170
Amortization of discount on investment in account receivable	(13,470)	(15,228)
Increase in accrued investment interest income	(878)	(993)
(Gain) loss on investment in securities, at fair value	250	(4,849)
(Gain) loss on long-term investments	42,430	-
Decrease (increase) in operating assets
Finance leases receivable	19,662	18,299
Accounts receivable - trade	(30,447)	(25,681)
Other receivables	14,153	-
Prepaid expenses and other current assets	(8,268)	(126,299)
Employee advances	1,150	850
Increase (decrease) in operating liabilities
Accounts payable	(9,746)	29,653
Accrued expenses	55,830	109,116
Deferred revenue	(1,136)	(1,625)
Accrued salary, retirement, and benefits - related party	6,700	(31,665)

Net cash provided by (used by) operating activities	101,548	(165,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,422)	(7,859)
Down payments on right of use assets	(4,280)	(37,834)
Proceeds from investment in receivable	100	-

Net cash (used by) investing activities	(9,602)	(45,693)

See accompanying Notes to Financial Statements	-8-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$-	$100,000
Proceeds from Paycheck Protection Program loan	-	76,593
Warrants converted to common stock	14,346	-
Refund of Paycheck Protection Program payments	-	551
Payments on related party payable	(21,950)	-
Payments on long-term debt	(5,294)	(3,829)
Payments on finance lease liability	(42,339)	(23,574)

Net cash provided by (used by) financing activities	(55,237)	149,741

Net change in cash	36,709	(61,935)

Beginning cash	453,939	506,174

Ending cash	$490,648	$444,239

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$11,553	$7,889

Cash paid for income taxes	$1,730	$740

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$55,624

Right of use assets acquired through finance lease liability	$46,760	$224,392

Property and equipment acquired through long-term debt	$22,480	$-

See accompanying Notes to Financial Statements	-9-

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

The Company’s broad target industry focus includes energy, medical products, manufacturing, cryptocurrency, real estate, international projects, technology, consumer products, and management services with the goal of ensuring increased market opportunities and investment diversification.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long-standing investment of the Company since 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. Patent application national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at March 31, 2022 and December 31, 2021.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at March 31, 2022 and December 31, 2021. See Note 7.

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. This lease is fully performing, see Note 7.

Note 1 - Nature of operations (continued)

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at a cost of $194,028 and $194,028 at March 31, 2022 and December 31, 2021, respectively.

On October 30, 2018, the Company entered into a secured Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action pending in the Supreme Court of British Columbia (“Litigation”). As described further in Note 8, Mentor provided capital for payment of Litigation costs in the amount of $196,666 and $181,529 as of December 31, 2021 and 2020, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs.

On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. Under the amended Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that the monthly payment is not paid to Mentor in full. The payment date is the earlier of November 1, 2023, or the final resolution of the Litigation.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. See Note 8.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock as of March 31, 2022. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. These financial statements should be read in conjunction with that report.

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

Basis of presentation (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,966,738 as of March 31, 2022. The Company continues to experience negative cash flows from operations.

The Company management believes it is more likely than not that Electrum will prevail in the legal action described in Note 8 to the consolidated financial statements, in which the Company has an interest. However, there is no surety that Electrum will prevail in its legal action or that we will be able to recover our funds and our percentage of the Litigation Recovery if Electrum does prevail.

Note 2 - Summary of significant accounting policies (continued)

Going Concern Uncertainties

The Company will be required to raise additional capital to fund its operations and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 6,250,000 Series D warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

Management’s plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding these activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19 and Global Economic Factors

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, cybersecurity risks, the outbreak of war in Ukraine, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered and may continue to be constrained due to the closure of the courts in British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively. Additionally, due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021, and on February 15, 2022, the terms of the investment were modified resulting in an additional loss of $41,930, see Note 3.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter in place orders, and mandatory closures. These actions are being lifted to varying degrees. However, the associated impact of COVID-19 closures and mobility restrictions on the economy are expected to continue to unfold. Supply chain disruptions, inflation, high energy prices, and supply-demand imbalances are expected to continue in 2022. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

According to the Critical Infrastructure Standards released by the Cybersecurity and Infrastructure Security Agency on March 19, 2020, as amended, August 10, 2021, “Financial Services Sector” businesses, like Mentor, are considered “essential businesses.” Because of the financial nature of Mentor’s operations, which consist of oversight of our portfolio companies, accounting, compliance, investor relations, and sales, Mentor’s day-to-day operations are not substantially hindered by remote office work or telework.

The Company has taken preventative measures to protect itself from potentially malicious cyber wiper malware attacks in response to the “Shields Up” February 26, 2022 Cybersecurity and Infrastructure Security Agency warning following Russia’s February 24, 2022 invasion of Ukraine.

We anticipate that current cash and associated resources will be sufficient to execute our business plan for the next twelve months. The ultimate impact of COVID-19 and the outbreak of war in Ukraine on our business, results of operations, cybersecurity, financial condition, and cash flows is dependent on future developments, including the duration of COVID-19 and the crisis in Ukraine, government responses and the related length of this impact on the economy, which are uncertain and cannot be predicted at this time.

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

There were no accounting pronouncements issued during the three months ended March 31, 2022 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2022 and December 31, 2021.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2022 and December 31, 2021, the Company has an allowance for doubtful receivables in the amount of $74,676 and $74,676, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc., which are recorded at the aggregate principal face amount of $75,000 plus accrued interest of $12,204 and $11,140 at March 31, 2022 and December 31, 2021, respectively, as presented in Note 6.

Investment in account receivable, net of discount

The Company’s investment in account receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021, and on February 15, 2022, the terms of the investment were modified resulting in an additional loss of $41,930, see Note 3.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2022 and December 31, 2021.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of March 31, 2022 and December 31, 2021, respectively. There were 0 and 87,456 potentially dilutive shares outstanding at March 31, 2022 and December 31, 2021, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2022 and 2021 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an impairment of $116,430 at December 31, 2021.

On February 16, 2022, subject to effecting certain agreed upon payment changes, the parties agreed to modify the terms of the installment payments. The Company will retain annual payments of $100,000 for the remaining 4 years of the agreement and will also receive an additional $100 per month through the end of the agreement term. The modification was accounted for using the same original discount rate and a loss of $41,930 was recognized in the quarter ended March 31, 2022.

The investment in account receivable consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022 as modified	December 31, 2021
Face value	$404,500	$585,000
Impairment	-	(116,430)
Total	404,500	468,570
Unamortized discount	(131,627)	(167,137)
Net balance	272,873	301,433
Current portion	(101,200)	-
Long term portion	$171,673	$301,433

For the three months ended March 31, 2022 and 2021, $13,470 and $15,228 of discount amortization is included in interest income, respectively.

Note 4 - Property and equipment

Property and equipment are comprised of the following:

	March 31, 2022	December 31, 2021
Computers	$31,335	$31,335
Furniture and fixtures	15,966	15,966
Machinery and vehicles	280,127	252,225
	327,428	299,526
Accumulated depreciation and amortization	(160,370)	(144,480)

Net Property and equipment	$167,058	$155,046

Depreciation and amortization expense was $15,890 and $9,421 for the three months ended March 31, 2022 and 2021, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 5 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $933,121 and $882,081 as of March 31, 2022 and December 31, 2021, respectively. Accumulated amortization associated with finance leases was $283,887 and $236,470 as of March 31, 2022 and December 31, 2021, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost included in cost of goods	$7,964	$32,864
Operating lease cost included in operating costs	7,200	11,096
Total operating lease cost (1)	15,164	43,960
Finance lease cost, included in cost of goods:
Amortization of lease assets	47,416	28,518
Interest on lease liabilities	6,929	5,467
Total finance lease cost	54,345	33,985
Short-term lease cost	-	2,300
Total lease cost	$69,509	$80,245

(1)	Right of use asset amortization under operating agreements was $12,488 and $40,981 for the three months ended March 31, 2022 and 2021, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term – operating leases	0.55 years	0.95 years
Weighted-average remaining lease term – finance leases	3.72 years	3.83 years
Weighted-average discount rate – operating leases	3.4%	5.7%
Weighted-average discount rate – finance leases	4.8%	3.8%

Finance lease liabilities were as follows:

	March 31, 2022	December 31, 2021
Gross finance lease liabilities	$638,757	$634,192
Less: imputed interest	(51,356)	(51,212)
Present value of finance lease liabilities	587,401	582,980
Less: current portion	(175,797)	(167,515)
Long-term finance lease liabilities	$411,604	$415,465

Operating lease liabilities were as follows:

	March 31, 2022	December 31, 2021
Gross operating lease liabilities	$33,565	$55,865
Less: imputed interest	(646)	(8,832)
Present value of operating lease liabilities	32,919	47,033
Less: current portion	(32,919)	(42,058)
Long-term operating lease liabilities	$-	$4,975

Note 5 – Lessee Leases (continued)

Lease maturities were as follows:

Maturity of lease liabilities

12 months ending March 31,	Finance leases	Operating leases
2022	$175,797	$32,919
2023	150,502	-
2024	140,912	-
2025	100,785	-
2026	19,405	-
Total	587,401	32,919
Less: Current maturities	(175,797)	(32,919)
Long-term liability	$411,604	$-

Note 6 – Convertible notes receivable

Convertible notes receivable consists of the following:

	March 31, 2022	December 31, 2021

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $3,117 and $2,834 at March 31, 2022 and December 31, 2021. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021, and subsequently to November 22, 2023. Principal and accrued interest are due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $ 750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	$28,117	$27,834

October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $9,086 and $8,491 at March 31, 2022 and December 31, 2021. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note. *	59,086	58,491

Total convertible notes receivable	87,203	86,325

Less current portion	59,086	(58,491)

Long term portion	$28,117	$27,834

*	The Conversion Price for each Note is the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares issued on conversion shall be the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares shall consist of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock. Using the valuation cap of $3,000,000, the November 22, 2017 Note would convert into 106,251 Conversion Shares and the October 31, 2018 Note would convert into 223,276 Conversion Shares at March 31, 2022. In the event of a Corporate Transaction prior to repayment or conversion of the Note, the Company shall receive back two times the outstanding principal on the Note, plus all accrued unpaid interest.

Note 7 – Finance leases receivable

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II did not record any sales revenue for the three months ended March 31, 2022 and 2021. At March 31, 2022, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consisted of the following:

	March 31, 2022	December 31, 2021
Gross minimum lease payments receivable	$339,961	$367,505
Accrued interest	1,687	1,783
Less: unearned interest	(54,660)	(62,638)
Finance leases receivable	286,988	306,650
Less current portion	(78,776)	(76,727)
Long term portion	$208,212	$229,923

Interest income recognized on Partner II finance leases for the three months ended March 31, 2022 and 2021 was $9,018 and $10,956, respectively.

At March 31, 2022, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending March 31,	Lease Receivable	Lease Interest
2022	$78,776	$26,852
2023	89,219	18,127
2024	97,161	8,346
2025	20,513	1,295
2026	1,319	40
Thereafter	-	-
	$286,988	$54,660

Note 8 - Contractual interests in legal recoveries

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

On October 30, 2018, Mentor entered into a secured Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of March 31, 2022 and December 31, 2021, Mentor has invested an additional $96,666 and $96,666, respectively, in capital for payment of legal retainers and fees in consideration for an additional nine percent (9%) of the Recovery. At March 31, 2022 and December 31, 2021, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at cost of $196,666 and $196,666, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However, Company management estimates that recovery is more likely than not, and no impairment has been recorded at March 31, 2022 and December 31, 2021. Trial in the Electrum Litigation is currently scheduled to commence on October 3, 2022.

Note 8 - Contractual interests in legal recoveries (continued)

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that the monthly payment is not paid to Mentor in full. The payment date under the amended October 31, 2018 Capital Agreement is the earlier of November 1, 2023, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. Under the amended second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from January 28, 2019 until the payment date if the Recovery occurs prior to the payment date, and (B) the monthly payment for each full month from January 28, 2019 until the payment date. The payment date is the earlier of November 1, 2023, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to COVID-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
October 30, 2018 Recovery Purchase Agreement	$196,666	$196,666
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$396,666	$396,666

Note 9 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

				Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	842	-	-	175	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	15,137	-	-
Issuances	-	-	-	-	-
Sales	(73,129)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	(250)	-	-	(500)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at March 31, 2022	$759	$-	$396,000	$675	$204,028

Note 9 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at March 31, 2022 consists of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

NASDAQ listed company stock	$1,637	$-	$(878)	$759
	$1,637	$-	$(878)	$759

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net gains and losses recognized during the period on equity securities	$(250)	$4,849

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(250)	$4,849

Note 10 - Common stock warrants

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

All Series A, B, C, and D warrants have been called, and all Series A, B, and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrant. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants and the Company did not record an accounting impact as the result of such change in exercise prices.

The exercise price in effect at January 1, 2015 through March 31, 2022 for the Series D warrants is $1.60.

Note 10 - Common stock warrants (continued)

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of March 31, 2022 and December 31, 2021, the weighted average contractual life for all Mentor warrants was 16.3 years and 16.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the three months ended March 31, 2022 and 2021, there were 87,456 and 0 Series B and 2,954 and 0 Series D warrants exercised, respectively; there were no warrants issued. The intrinsic value of outstanding warrants at March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	(87,456)	(2,954)	(90,410)
Outstanding at March 31, 2022	0	6,250,000	6,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2021	689,159
Issued	-
Exercised	-
Outstanding at March 31, 2022	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000 shares at that time) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended, or truncated by the Company. For the three months ended March 31, 2022 and 2021, no warrants were redeemed.

Note 11 - Warrant redemption liability

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

In prior years the Series A, Series B, and Series C redemption fees have been distributed through DTCC into holder’s brokerage accounts or directly to the holders. All Series A, Series B, and Series C warrants have been exercised and are no longer outstanding.

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2022 and December 31, 2021.

Note 12 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of March 31, 2022 and December 31, 2021, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Note 12 - Stockholders’ equity (continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at March 31, 2022 and December 31, 2021 include this interest. The Core Q Holdings Asset Value at March 31, 2022 and December 31, 2021 was $18,617 and $18,082 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.50 and $0.053, respectively, into an aggregate of 4,095,657 and 3,752,930 shares of the Company’s Common Stock, respectively. Because there were net losses for the three month periods ended March 31, 2022 and December 31, 2021, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 13 - Term Loan

Term debt as of March 31, 2022 and December 31, 2021 consists of the following:

	March 31, 2022	December 31, 2021
Bank of America auto loan, interest at 2.49% per annum, monthly principal and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	$57,579	$61,710

Bank of America auto loan, interest at 2.24% per annum, monthly principal and interest payments of $654, maturing October 2025, collateralized by vehicle.	26,999	28,162

Bank of America auto loan, interest at 2.84% per annum, monthly principal and interest payments of $497, maturing March 2026, collateralized by vehicle.	22,480	-

Total notes payable	107,058	89,872
Less: Current maturities	(29,354)	(23,203)

	$77,704	$66,669

Note 14 – Paycheck Protection Program Loans and Economic Injury Disaster Loans

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

There was no outstanding balances due on PPP loans at March 31, 2022 or December 31, 2021.

Note 14 – Paycheck Protection Program loans and Economic Injury Disaster Loan (continued)

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

EIDL loan balances at March 31, 2022 consist of the following:

	March 31, 2022	December 31, 2021
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $9,868 and $8,424 as of March 31, 2022 and December 31, 2021, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2022, and matures July 2050.	$159,768	$158,324

Less: Current maturities	1,076	-

Long-term portion of economic injury disaster loan	$158,692	$158,324

Interest expense on the EIDL Loan for the three months ended March 31, 2022 and 2021 was $1,444 and $1,392, respectively.

Note 15 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	March 31, 2022	December 31, 2021
Accrued salaries and benefits	$889,547	$881,125
Accrued retirement and other benefits	506,671	508,393
Offset by shareholder advance	(261,653)	(261,653)
	$1,134,565	$1,127,865

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2022 and 2021, the incentive fee expense was $0 and $0, respectively.

Note 16 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan from an officer of WCI, which was reflected as a related party payable at December 31, 2021. On February 15, 2022, the loan plus accrued interest of $1,950 was paid in full. Interest expense for the three months ended March 31, 2022 and 2021 was $350 and $0, respectively.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. On June 17, 2021, Mentor received an additional $100,000 loan from its CEO with the same terms as the previous loan. The loans from the related party and accrued interest of $14,752 is reflected as a current liability at March 31, 2022. For the three months ended March 31, 2022 and 2021, the interest expense on the first long-term loan from the related party was $2,075 and $196, respectively. Interest expense on the second long-term loan from the related party for the three months ended March 31, 2022 and 2021 was $2,033 and $0, respectively.

Note 17 – Commitments and contingencies

G FarmaLabs Limited, a Nevada corporation (“G Farma”) has not made scheduled payments on the finance lease receivable or the notes receivable summarized below since February 19, 2019. All amounts due from G Farma are fully impaired at March 31, 2022 and December 31, 2021. A complete description of the agreements can be found in the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K as filed with the SEC on March 24, 2022.

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together, the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. The G Farma Entities failed to perform their obligations under the Equity Purchase and Issuance Agreement and the equity investment was fully impaired at March 31, 2022 and December 31, 2021.

Partner I acquired and delivered manufacturing equipment as selected by the G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired at March 31, 2022 and December 31, 2021.

Note 17 – Commitments and contingencies (continued)

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at March 31, 2022 and December 31, 2021.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Entities to pay the Company an aggregate of $ 500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest is paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25%, commencing February 25, 2021, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Entities fail to make any monthly payment and have not cured such default within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Entities.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. See the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K, Footnotes 7 and 8, as filed with the SEC March 24, 2022, for a discussion of the reserve against the finance lease receivable.

For the G Farma notes receivable, we will continue to pursue collection of the settlement payments from G Farma, its affiliates, and the guarantors of the various G Farma note purchase agreements that are fully impaired at March 31, 2022 and December 31, 2021. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at March 31, 2022 and December 31, 2021, from the G Farma Lease Entities and G Farma Lease Guarantors. See the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K, Footnotes 7 and 8, as filed with the SEC March 24, 2022, for a discussion of the reserve against the finance lease receivable.

Note 18 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the cannabis and medical marijuana segment, which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, and the operation of subsidiaries in the cannabis and medical marijuana sector; and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The Company also had small investments in securities listed on the NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below. The NeuCourt investments were previously reported as an investment that would be useful in the cannabis space; however, NeuCourt has determined that its legal services would likely be more useful to users outside of the cannabis space. Prior period segment information presented below contains reclassification of NeuCourt investments from the cannabis and medical marijuana segment to the Corporate, other, and eliminations segment.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated

Three months ended March 31, 2022
Net revenue	$9,017	$1,839,881	$-	$1,848,898
Operating income (loss)	5,491	187,150	(161,265)	31,376
Interest income	-	-	14,353	14,353
Interest expense	-	10,386	7,821	18,207
Property additions	-	27,902	-	27,902
Depreciation and amortization	-	15,368	522	15,890
Total assets	879,789	2,411,343	1,545,786	4,836,918

Three months ended March 31, 2021
Net revenue	$10,871	$1,309,753	$-	$1,320,624
Operating income (loss)	6,125	(3,946)	(166,922)	(164,743)
Interest income	-	-	16,489	16,489
Interest expense	-	8,498	3,572	12,070
Property additions	-	6,595	1,264	7,859
Depreciation and amortization	-	7,960	1,461	9,421
Total assets	1,005,990	2,124,769	1,644,546	4,775,305

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2022	2021
Operating income (loss)	$31,376	$(164,743)
Gain (loss) on investment in securities	(42,680)	4,849
Paycheck Protection Program Loan forgiveness	-	10,000
Interest income	14,353	16,489
Interest expense	(18,207)	(12,070)
Gain (loss) on ROU asset disposal	26,168	(643)
Other Income (expense)	1,500	(1,053)

Income before income taxes	$12,510	$(147,171)

Note 19 – Subsequent events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021, WCI began services in Dallas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity interest in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had approximately 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a secured Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of March 31, 2022 and December 31, 2021, Mentor has provided $196,666 and $196,666, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”).

On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. Under the amended Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018, to the payment date for each full month that the monthly payment is not paid to Mentor in full. The payment date for the Capital Agreement is the earlier of November 1, 2023, or the final resolution of the Litigation.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See Note 8 to the condensed consolidated financial statements.

The Company is entitled to receive to 19% of anything of value received by Electrum as a result of the Recovery, following reimbursement to the Company of Litigation costs, see Note 8 to the condensed consolidated financial statements. Trial in the Electrum Litigation is currently scheduled to commence on October 3, 2022.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity is currently limited to the annual payment of patent maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application, and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent, and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid, and therefore, no capitalized assets related to MCIP are reported on the condensed consolidated financial statements at March 31, 2022 and December 31, 2021.

NeuCourt, Inc.

NeuCourt, Inc. is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity. However, at the time the November 22, 2017 note was initially extended, interest accrued through November 4, 2019, was remitted to Mentor. As consideration for the initial extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On November 5, 2021, the parties amended the note to extend the November 22, 2021 maturity date to November 22, 2023. A warrant to purchase 27,630 shares of NeuCourt common stock at $0.02 per share was issued to Mentor in exchange for the second extension of the maturity date.

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

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.13% of the issued and outstanding NeuCourt shares at March 31, 2022.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company as a wholly owned subsidiary of Mentor. Partner I was subsequently reorganized under the laws of the State of Texas. In 2018 and 2019, Mentor contributed $1,010,326 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been fully impaired at March 31, 2022 and December 31, 2021. Management considers collection on the leases to be unlikely, see Note 17 to the condensed consolidated financial statements.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner II was subsequently reorganized under the laws of the State of Texas. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended see Note 7 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II’s earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 7 to the condensed consolidated financial statements. Payment on the leases are current.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from its investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, medical products, manufacturing, cryptocurrency, real estate, and international projects with the goal of ensuring increased market opportunities and investment diversification. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Business Segments

We generally manage our operations through two operating segments, cannabis and medical marijuana segment and our long-standing investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas to reduce their facilities’ operating costs. In late 2019, Mentor expanded its target industry focus which now includes energy, medical products, manufacturing, cryptocurrency, real estate, and international projects with the goal of ensuring increased market opportunities and investment diversification.

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

Results of Operations

Three Months Ended March 31, 2022, compared to Three Months Ended March 31, 2021

Revenues

Revenue for the three months ended March 31, 2022 was $1,848,898 compared to $1,320,624 for the three months ended March 31, 2021 (“the prior year period”), an increase of $528,274 or 40.0%. This increase is due primarily to a $530,127 increase in WCI service fees.

Gross profit

Gross profit for the three months ended March 31, 2022 was $699,883 compared to $436,392 for the prior year period. Cost of goods sold relate to WCI and Partner II. WCI experienced gross profit of $690,866 or 37.5% of revenue for the three months ended March 31, 2021, compared to $425,521 or 32.5% for the prior year period, an increase of $265,345 with an increase of 2.5% in gross profit as a percentage of revenue. Partner II had gross profit of $9,017 for the three months ended March 31, 2022 as compared to $10,871 in the prior year period. Partner I did not have revenue for the three months ended March 31, 2022 and 2021.

The increase in WCI gross profit percentage was due largely to revenue increasing at a higher rate (40.5%) than costs of goods sold (30.3%). Labor and related costs increased by $177,942, or 31.6% over the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2022 was $668,507 compared to $601,135 for the prior year period, an increase of $67,312. We experienced an increase of $50,000 in management fees, an increase of $15,995 in professional fees, and an increase of $19,777 in other selling, general and administrative fees, partially offset by a decrease in outside services of ($24,460) for the three months ended March 31, 2022 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($18,866) for the three months ended March 31, 2022 compared to $17,572 for the prior year period, a decrease of ($36,438). We experienced a decrease of ($5,599) in net gain or (loss) from investments in securities, a ($41,930) loss from the modification of our investment in receivable, a decrease of ($10,000) from a Paycheck Protection Program loan forgiven in the prior period, a ($2,136) decrease in interest income and a ($6,137) increase in interest expense, partially offset by a $26,811 increase in gain on ROU asset disposal and a $2,553 increase in other income (expense).

Net results

The net result for the three months ended March 31, 2022 was a net loss attributable to Mentor of ($92,659) or ($0.004) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($146,923) or ($0.006) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2022 we had cash and cash equivalents of $490,648 and working capital of $575,333.

Operating cash outflows in the three months ended March 31, 2022 was $101,548, including ($1,060) of net loss, $15,890 non-cash depreciation and amortization, $36,656 non-cash amortization on right of use assets, $41,930 non-cash loss on modification of investment in installment receivable, a $51,648 increase in operating liabilities, and gains on investments of $750, partially offset by ($26,168) non-cash gain on ROU asset disposal, ($13,470) non-cash amortization of discount on our investment in account receivable, less an increase in accrued interest income of ($878), and an increase in operating assets of ($3,750).

Cash outflows from investing activities in the three months ended March 31, 2022 were ($9,602) due to purchase of property and equipment of ($5,422), down payments on right of use assets of ($4,280), offset by $100 proceeds from investment in receivable.

Net outflows from financing activities during the three months ended March 31, 2022 were ($55,237) consisting of payment on related party payable of ($21,950), payments on long-term debt of ($5,294), and payments on finance lease liabilities of ($42,339), partially offset by proceeds from warrants exercised to purchase shares of common stock of $14,346.

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

For the three months ended March 31, 2022, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2021. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold in 2020.

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

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments recovered will be reported as Other income in the consolidated income statements. See Footnotes 7 and 8 to Company’s Annual Report for the period ended December 31, 2021 on Form 10-K filed with the SEC on March 24, 2022.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the three months ended March 31, 2022, and years ended December 31, 2021 and 2020, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

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

As of March 31, 2022, the Company had 22,941,357 outstanding shares of its Common Stock trading at approximately $0.048. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2022 or in fiscal 2021.

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

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “seeks,” “looks,” “hopes,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should,” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Accordingly, we caution readers not to place undue reliance on these statements. Where required by applicable law, we will undertake to update any disclosures or forward-looking statements.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 16.17% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 31, 2022, Mr. Billingsley owned approximately 10.29% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 16.17% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, and extensive research, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the energy, medical products, manufacturing, cryptocurrency, real estate, international projects, technology, consumer products, management services, or cannabis markets. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting cannabis companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposit. Through association with cannabis companies and products, we have been subject to heightened scrutiny by brokers in the past which may make it difficult for current shareholders to sell or interested investors from purchasing our shares of common stock. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not anticipate paying cash dividends on our Common Stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

●	sales, sales cycle, and market acceptance or rejection of our affiliates’ products;
●	our ability to engage with partners who are successful in selling products;
●	economic conditions within the markets;
●	development of law related to cannabis products and services;
●	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
●	domestic and international economic, business, and political conditions;
●	justified or unjustified adverse publicity; and
●	proper or improper third-party short sales or other manipulation of our stock.

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

The effects of negative worldwide economic events, such as the continuing coronavirus outbreak, economic sanctions, and outbreak of war in Ukraine, product and labor shortages, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

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

Mentor Capital, Inc.

Date: May 13, 2022	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 13, 2022	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-44-