Form 10-Q
period 2022-06-30
Mentor Capital, Inc.
filed 2022-08-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At July 30, 2022, there were 22,941,357 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact of inflation, recession, climate regulation, the COVID-19 outbreak, economic sanctions, cybersecurity risks, and the outbreak of war in Ukraine on the Company’s business and results of operations are forward-looking statements. Moreover, due to our investments in the cannabis-related industry or other industries, we may be subject to heightened scrutiny, and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$597,381	$453,939
Investment in securities at fair value	188	1,009
Accounts receivable, net	700,112	706,418
Other receivable	1,272,298	33,222
Net finance leases receivable, current portion	80,879	76,727
Investment in installment receivable, current portion	101,200	-
Convertible notes receivable, current portion	-	58,491
Prepaid expenses and other current assets	63,644	14,284
Employee advances and other receivable	4,700	3,750

Total current assets	2,820,402	1,347,840

Property and equipment
Property and equipment	327,428	299,526
Accumulated depreciation and amortization	(178,120)	(144,480)

Property and equipment, net	149,308	155,046

Other assets
Operating lease right-of-use assets	25,528	41,128
Finance lease right-of-use assets	659,575	645,611
Investment in account receivable, net of discount and current portion	183,741	301,433
Net finance leases receivable, net of current portion	185,902	229,923
Convertible notes receivable, net of current portion	85,075	27,834
Contractual interest in legal recovery	396,666	396,666
Deposits	9,575	9,575
Long term investments	204,703	205,203
Goodwill	1,426,182	1,426,182

Total other assets	3,176,947	3,283,555

Total assets	$6,146,657	$4,786,441

See accompanying Notes to Financial Statements	-4-

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	June 30,	December 31,
	2022	2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$37,555	$41,278
Accrued expenses	1,034,375	411,860
Related party payable	269,206	232,244
Deferred revenue	14,036	16,308
Economic injury disaster loan, current portion	3,343	-
Finance lease liability, current portion	180,700	167,515
Operating lease liability, current portion	20,672	42,058
Current portion of long-term debt	29,504	23,203
Total current liabilities	1,589,391	934,466

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,140,993	1,127,865
Economic injury disaster loan	157,898	158,324
Finance lease liability, net of current portion	416,175	415,465
Operating lease liability, net of current portion	-	4,975
Long term debt, net of current portion	70,215	66,669
Total long-term liabilities	1,785,281	1,773,298
Total liabilities	3,374,672	2,707,764

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at June 30, 2022 and December 31, 2021 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,941,357 and 22,850,947 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,294	2,285
Additional paid in capital	13,085,992	13,071,655
Accumulated deficit	(10,659,231)	(10,874,079)
Non-controlling interest	342,930	(121,184)
Total shareholders’ equity	2,771,985	2,078,677
Total liabilities and shareholders’ equity	$6,146,657	$4,786,441

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements	-5-

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Service fees	$1,860,146	$1,362,308	$3,700,027	$2,672,062

Finance lease revenue	8,473	10,330	17,491	21,200

Total revenue	1,868,619	1,372,638	3,717,518	2,693,262

Cost of sales	1,284,650	994,002	2,433,666	1,878,235

Gross profit	583,969	378,636	1,283,852	815,027

Selling, general and administrative expenses	1,247,730	685,926	1,916,237	1,287,062

Operating income (loss)	(663,761)	(307,290)	(632,385)	(472,035)

Other income and (expense)
Employee retention credits	1,350,161	-	1,350,161	-
Gain (loss) on investments	929	(11,423)	(40,251)	(6,574)
Paycheck Protection Program Loan Forgiven	-	-	-	10,000
Interest income	13,391	16,245	27,744	32,735
Interest expense	(19,562)	(15,114)	(37,769)	(27,185)
Gain on asset disposal	30,287	2,074	56,455	1,432
Other income (expense)	1,897	2,450	1,897	1,398

Total other income and (expense)	1,377,103	(5,768)	1,358,237	11,806

Income (loss) before provision for income taxes	713,342	(313,058)	725,852	(460,229)

Provision for income taxes	33,320	50	46,890	5,750

Net income (loss)	680,022	(313,108)	678,962	(465,979)

Gain (loss) attributable to non-controlling interest	372,515	(96,488	464,114	(102,436)

Net income (loss) attributable to Mentor	$307,507	$(216,620)	$214,848	$(363,543)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$0.013	$(0.009)	$0.009	$(0.016)

Weighted average number of shares of Mentor common stock outstanding:
Basic	22,941,357	22,850,947	22,941,357	22,850,947
Diluted	22,941,357	22,850,947	22,941,357	22,850,947

See accompanying Notes to Financial Statements	-6-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at March 31, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,966,738)	$2,121,548	$(29,585)	$2,091,963

Net income (loss)	-	-	-	-	-	307,507	307,507	372,515	680,022

Balances at June 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,659,231)	$2,429,055	$342,930	$2,771,985

Balances at March 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,748,154)	$2,325,786	$(143,514)	$2,182,272

Net income (loss)	-	-	-	-	-	(216,620)	(216,620)	(96,488)	(313,108)

Balances at June 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,964,774)	$2,109,166	$(240,002)	$1,869,164

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-7-

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at December 31, 2021	11	-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of warrants to common stock	-	-	90,410	9	14,337	-	14,346	-	14,346

Net income (loss)	-	-	-	-	-	214,848	214,848	464,114	678,962

Balances at June 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,659,231)	$2,429,055	$342,930	$2,771,985

Balances at December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(363,543)	(363,543)	(102,436)	(465,979)

Balances at June 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,964,774)	$2,109,166	$(240,002)	$1,869,164

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements	-8-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$678,962	$(465,979)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	33,640	19,274
Amortization of right of use asset	87,708	70,818
PPP loan forgiven	-	(10,000)
(Gain) loss on asset disposal	(26,168)	643
(Gain) loss on property and equipment disposal	-	(2,076)
Bad debt expense	42,000	12,580
Amortization of discount on investment in account receivable	(25,838)	(30,457)
Decrease (increase) in accrued investment interest income	1,250	(2,010)
(Gain) loss on investment in securities at fair value	821	6,573
(Gain) loss on long-term investments	42,430	-
Decrease (increase) in operating assets
Finance leases receivable	39,869	37,142
Accounts receivable - trade	26,306	(36,373)
Other receivables	(1,301,076)	-
Prepaid expenses and other current assets	(23,192)	(7,682)
Employee advances	(950)	350
Increase (decrease) in operating liabilities
Accounts payable	(3,723)	21,889
Accrued expenses	634,344	43,484
Deferred revenue	(2,272)	(3,254)
Accrued salary, retirement, and benefits - related party	13,128	(20,721)

Net cash provided by (used by) operating activities	217,239	(365,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(38,469)
Sale of investment securities	-	42,914
Purchases of property and equipment	(5,422)	(16,539)
Proceeds from sale of property and equipment	-	3,383
Down payments on right of use assets	(13,408)	(46,736)
Proceeds from investment in receivable	400	-

Net cash (used by) investing activities	(18,430)	(55,447)

See accompanying Notes to Financial Statements	-9-

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months Ended
	Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$50,000	$200,000
Proceeds from Paycheck Protection Program loan	-	76,593
Warrants converted to common stock	14,346	-
Refund of Paycheck Protection Program payments	-	551
Payments on related party payable	(21,950)	-
Payments on long-term debt	(12,633)	(7,709)
Payments on finance lease liability	(85,130)	(54,530)

Net cash provided by (used by) financing activities	(55,367)	214,905

Net change in cash	143,442	(206,341)

Beginning cash	453,939	506,174

Ending cash	$597,381	$299,833

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$1,726	$19,153

Cash paid for income taxes	$4,450	$3,350

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$55,624

Right of use assets acquired through finance lease liability	$99,025	$337,751

Property and equipment acquired through long-term debt	22,480	-

See accompanying Notes to Financial Statements	-10-

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California, by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization, and on January 11, 2000, the Company emerged from Chapter 11 reorganization. The Company relocated to San Diego, California, and contracted to provide financial assistance and investment in small businesses. On May 22, 2015, a corporation named Mentor Capital, Inc. (“Mentor Delaware”) was incorporated under the laws of the State of Delaware. A shareholder-approved merger between Mentor and Mentor Delaware was approved by the California and Delaware Secretaries of State and became effective September 24, 2015, thereby establishing Mentor as a Delaware corporation. In September 2020, Mentor relocated its corporate office from San Diego, California, to Plano, Texas.

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

The Company’s broad target industry focus includes energy, medical products, manufacturing, cryptocurrency, consumer products, and management services with the goal of ensuring increased market opportunities.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long-standing investment of the Company since 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. R. L. Larson and MCIP continue their efforts to license or sell their exclusive patent rights in the United States and Canada for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Patent application and national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at June 30, 2022 and December 31, 2021.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at June 30, 2022 and December 31, 2021.

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

Note 1 - Nature of operations (continued)

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at a cost of $194,028 and $194,028 at June 30, 2022 and December 31, 2021, respectively.

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

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 4.41% of NeuCourt’s issued and outstanding common stock as of June 30, 2022. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the six month period ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. These financial statements should be read in conjunction with that report.

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

Basis of presentation (continued)

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,659,231 as of June 30, 2022. The Company continues to experience negative cash flows from operations.

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

Note 2 - Summary of significant accounting policies (continued)

Going Concern Uncertainties

The Company will be required to recover funds from its affiliated entities and investments that are at the end of their lifecycle or raise additional capital to fund its operations. Mentor will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 6,250,000 Series D warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

Management’s plans include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19 and Global Economic Factors

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, cybersecurity risks, the outbreak of war in Ukraine, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Our legal recovery efforts have been hindered and may continue to be constrained due to the closure of the courts in British Columbia, which may cause COVID-19-related scheduling delays, hindering our legal recovery and delaying the receipt of the Company’s interest in the Electrum Partners, LLC legal recovery, respectively. Additionally, due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter-in-place orders, and mandatory closures. These actions are being lifted to varying degrees. Supply chain disruptions, inflation, high energy prices, and supply-demand imbalances are expected to continue in 2022. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI has been directly affected by rapid increases to direct costs of fuel, labor, and landfill usage in 2020 and 2021. WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

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

The Company has taken preventative measures to protect itself from potentially malicious cyber wiper malware attacks in response to the “Shields Up” February 26, 2022, Cybersecurity and Infrastructure Security Agency warning following Russia’s February 24, 2022 invasion of Ukraine.

We anticipate that current cash and associated resources will be sufficient to execute our business plan for the next twelve months. The ultimate impact of COVID-19, the outbreak of war in Ukraine, and inflation on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, including the duration of COVID-19 and the crisis in Ukraine, government responses, and the related length of this impact on the economy, which are uncertain and cannot be predicted at this time.

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

There were no accounting pronouncements issued during the six months ended June 30, 2022, that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2022 and December 31, 2021.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2022 and December 31, 2021, the Company has an allowance for doubtful receivables in the amount of $54,676 and $74,676, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

Investments in debt securities

The Company’s investment in debt securities consists of two convertible notes receivable from NeuCourt, Inc., which are recorded at the aggregate principal face amount of $71,850 plus accrued interest of $13,225 and aggregate principal face amount of $75,000 plus accrued interest of $11,140 at June 30, 2022 and December 31, 2021, respectively, as presented in Note 7. On June 13, 2022, the Company sold $2,160.80 in of note principal to a third party. Subsequent to quarter end, on July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement by which Mentor exchanged the principal amount and all accrued unpaid interest on the convertible notes for a Simple Agreement for Future Equity equal to the same, accumulated amount. Subsequent to quarter end, on July 22, 2022, and August 1, 2022, the Company sold an aggregate of $2,274 of the SAFE value to a third party.

Investment in account receivable, net of discount

The Company’s investment in account receivable are stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

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

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria is met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, and (iii) the lease term is for a significant part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, are classified as operating leases based on an expected lease term of four years. Fleet vehicle leases entered into on or after January 1, 2019, for which the lease is expected to be extended to five years, are classified as finance leases. Our leases have remaining lease terms of one to forty-eight months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2022 and December 31, 2021.

Note 2 - Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

WCI works with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. WCI performs monthly services pursuant to agreements with customers. Customer monthly service fees are based on WCI’s assessment of the amount and frequency of monthly services requested by a customer. WCI may also provide additional services, such as apartment cleanout services, large item removals, or similar services, on an as needed basis at an agreed upon rate as requested by customers. All services are invoiced and recognized as revenue in the month the agreed on services are performed.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of June 30, 2022 and December 31, 2021, respectively. There were 0 and 87,456 potentially dilutive shares outstanding at June 30, 2022 and December 31, 2021, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the six months ended June 30, 2022 and 2021 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Investment in account receivable

On April 10, 2015, the Company entered into an exchange agreement whereby the Company received an investment in an account receivable with annual installment payments of $117,000 for 11 years through 2026, totaling $1,287,000 in exchange for 757,059 shares of Mentor Common Stock obtained through the exercise of 757,059 Series D warrants at $1.60 per share plus a $0.10 per warrant redemption price.

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

On February 16, 2022, subject to effecting certain agreed upon payment changes, the parties agreed to modify the terms of the installment payments. The Company will retain annual payments of $100,000 for the remaining four years of the agreement and will also receive an additional $100 per month through the end of the agreement term. The modification was accounted for using the same original discount rate, and a loss of $41,930 was recognized in the quarter ended March 31, 2022.

The investment in account receivable consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022 as modified	December 31, 2021
Face value	$404,200	$585,000
Impairment	-	(116,430)
Total	404,200	468,570
Unamortized discount	(119,259)	(167,137)
Net balance	284,941	301,433
Current portion	(101,200)	-
Long term portion	$183,741	$301,433

For the three months ended June 30, 2022 and 2021, $12,369 and $15,228 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2022 and 2021, $25,838 and $30,456 of discount amortization is included in interest income, respectively.

Note 4 – Other receivable

Other receivable consisted of the following:

	June 30, 2022	December 31, 2021
Employee retention tax credits	$1,066,168	$33,222
Accrued sales tax receivable from customers	206,130	-

Total Other receivable	$1,272,298	$33,222

In 2022, WCI received an Employee Retention Tax Credit (“ERTC”) in the amount of $1,350,161, in junction with WCI’s professional employer organization’s receipt and application of the same to WCI leased employees. The ERTC was initially established by Section 2301 of Coronavirus Aid, Relief and Economic Security Act of 2020, as amended by Sections 206-207 of the Taxpayer Certainty and Disaster Relief Act and by Division EE of Consolidated Appropriation Act of 2021 and Section 9651 of American Rescue Plan Act of 2021; which is authorized by Section 3134 of the Internal Revenue Code. The Consolidated Appropriation Act of 2021 and American Rescue Plan Act of 2021 amendments to the ERTC program provided eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. The credit is taken against the an employer’s share of social security tax when WCI’s professional employer organization files applicable amended quarterly tax filings on Form 941-X for each applicable quarter. The receipt of the tax credit is expected to improve the WCI’s liquidity due to the effects of the credit. Although WCI’s professional employer organization currently anticipates receiving credits for wages paid in 2020 and 2021, there can be no assurances that WCI or WCI’s professional employer organization will continue to meet the requirements or that changes in the ERTC regulations including changes in guidance provided by the IRS with respect to the implementation and operation of ERTC, will not be adopted that could reduce or eliminate the benefits that WCI and WCI’s professional employer organization may receive or qualify for.

The $1,350,161 ERTC is reflected in other income for the three and six months ended June 30, 2022 in the condensed consolidated income statement. WCI received the ERTC based on qualitative information submitted. During the three months ended June 30, 2022, $303,061 was claimed against current payroll tax liabilities as they became due, and the remaining credit of $1,066,168 is included in other receivable in the condensed consolidated balance sheet at June 30, 2022.

The December 31, 2021, ERTC balance of $33,222, was received by Mentor as a refund in the first six months of 2022. The balance at December 31, 2022 is $0.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	June 30, 2022	December 31, 2021
Computers	$31,335	$31,335
Furniture and fixtures	15,966	15,966
Machinery and vehicles	280,127	252,225
	327,428	299,526
Accumulated depreciation and amortization	(178,120)	(144,480)

Net Property and equipment	$149,308	$155,046

Depreciation and amortization expense were $17,750 and $9,854 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense were $33,640 and $19,274 for the six months ended June 30, 2022 and 2021, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $994,515 and $882,081 as of June 30, 2022 and December 31, 2021, respectively. Accumulated amortization associated with finance leases was $334,940 and $236,470 as of June 30, 2022 and December 31, 2021, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost included in cost of goods	$7,964	$29,837	$13,054	$62,701
Operating lease cost included in operating costs	7,200	13,496	14,700	24,592
Total operating lease cost (1)	15,164	43,333	27,754	87,293
Finance lease cost, included in cost of goods:
Amortization of lease assets	47,416	38,952	98,469	51,586
Interest on lease liabilities	6,929	6,363	14,487	11,830
Total finance lease cost	54,345	45,315	112,956	63,416
Short-term lease cost	-	-	-	2,300
Total lease cost	$69,509	$88,648	$140,710	$153,009

(1)	Right of use asset amortization under operating agreements was $12,488 and $26,558 for the three months ended June 30, 2022 and 2021, respectively. Right of use asset amortization under operating agreements was $25,634 and $67,539 for the six months ended June 30, 2022 and 2021, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term – operating leases	0.63 years	0.95 years
Weighted-average remaining lease term – finance leases	3.68 years	3.83 years
Weighted-average discount rate – operating leases	4.23%	5.7%
Weighted-average discount rate – finance leases	4.94%	3.8%

Finance lease liabilities were as follows:

	June 30, 2022	December 31, 2021
Gross finance lease liabilities	$650,569	$634,192
Less: imputed interest	(53,694)	(51,212)
Present value of finance lease liabilities	596,875	582,980
Less: current portion	(180,700)	(167,515)
Long-term finance lease liabilities	$416,175	$415,465

Operating lease liabilities were as follows:

	June 30, 2022	December 31, 2021
Gross operating lease liabilities	$21,072	$55,865
Less: imputed interest	(400)	(8,832)
Present value of operating lease liabilities	20,672	47,033
Less: current portion	(20,672)	(42,058)
Long-term operating lease liabilities	$-	$4,975

Note 6 – Lessee Leases (continued)

Lease maturities were as follows:

Maturity of lease liabilities

12 months ending June 30,	Finance leases	Operating leases
2022	$180,700	$20,672
2023	158,960	-
2024	145,598	-
2025	90,087	-
2026	21,530	-
Total	596,875	20,672
Less: Current maturities	(180,700)	(20,672)
Long-term liability	$416,175	$-

Note 7 – Convertible notes receivable

Convertible notes receivable consist of the following:

	June 30, 2022	December 31, 2021

November 22, 2017, NeuCourt, Inc. convertible note receivable including accrued interest of $3,552 and $2,834 at June 30, 2022 and December 31, 2021. The note bears interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021, and subsequently to November 22, 2023. Principal and accrued interest are due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. *	$28,552	$27,834

Following sale of $2,160.80 in note principal by the Company to a third party on June 13, 2022, the October 31, 2018, NeuCourt, Inc. convertible note receivable including accrued interest of $6,523 at June 30, 2022 and $8,491 at December 31, 2021. The note bears interest at 5% per annum and matures October 31, 2022. Principal and accrued interest are due at maturity. Principal and unpaid interest may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note. *	56,523	58,491

Total convertible notes receivable	85,075	86,325

Less current portion	-	(58,491)

Long term portion	$85,075	$27,834

*	Subsequent to June 30, 2022, quarter-end, the convertible notes were exchanged for a Simple Agreement for Future Equity (SAFE) as described in Note 20. Prior to the exchange, the Conversion Price for each Note was the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares to be issued on conversion was the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares consisted of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

Note 8 – Finance leases receivable

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. Partner II did not record any sales revenue for the six months ended June 30, 2022 and 2021. At June 30, 2022, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consisted of the following:

	June 30, 2022	December 31, 2021
Gross minimum lease payments receivable	$312,418	$367,505
Accrued interest	1,539	1,783
Less: unearned interest	(47,176)	(62,638)
Finance leases receivable	266,781	306,650
Less current portion	(80,879)	(76,727)
Long term portion	$185,902	$229,923

Finance lease revenue recognized on Partner II finance leases for the three months ended June 30, 2022 and 2021 was $8,473 and $10,330, respectively. Interest income recognized on Partner II finance leases for the six months ended June 30, 2022 and 2021 was $17,491and $21,200, respectively.

At June 30, 2022, minimum future payments receivable for performing finance leases receivable were as follows:

12 months ending June 30,	Lease Receivable	Lease Interest
2022	$80,879	$24,496
2023	91,408	14,906
2024	51,473	6,487
2025	43,021	1,287
	$266,781	$47,176

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

On October 30, 2018, Mentor entered into a secured Recovery Purchase Agreement (“Recovery Agreement”) with Electrum, under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of June 30, 2022 and December 31, 2021, Mentor has invested an additional $96,666 and $96,666, respectively, in capital for payment of legal retainers and fees in consideration for an additional nine percent (9%) of the Recovery. At June 30, 2022 and December 31, 2021, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at cost of $196,666 and $196,666, respectively. This investment is subject to loss should Electrum not prevail in the Litigation. However, Company management estimates that recovery is more likely than not, and no impairment has been recorded at June 30, 2022 and December 31, 2021. Trial in the Electrum Litigation is currently scheduled to commence on October 3, 2022.

Note 9 - Contractual interests in legal recoveries (continued)

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that the monthly payment is not paid to Mentor in full. The payment date under the amended October 31, 2018 Capital Agreement is the earlier of November 1, 2023, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. Under the amended second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from January 28, 2019 until the payment date if the Recovery occurs prior to the payment date, and (B) the monthly payment for each full month from January 28, 2019 until the payment date. The payment date is the earlier of November 1, 2023, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

Recovery on this claim has been delayed due to COVID-19. The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021
October 30, 2018 Recovery Purchase Agreement	$196,666	$196,666
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$396,666	$396,666

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

				Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	842	-	-	175	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	15,137	-	-
Issuances	-	-	-	-	-
Sales	(73,129)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	(821)	-	-	(500)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at June 30, 2022	$188	$-	$396,666	$675	$204,028

Note 10 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at June 30, 2022 consist of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

NASDAQ listed company stock	$1,637	$-	$(1,449)	$188
	$1,637	$-	$(1,449)	$188

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains and losses recognized during the period on equity securities	$(571)	$4,849	$(821)	$(6,573)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	(2,508)

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(571)	$4,849	$(821)	$(4,066)

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

The exercise price in effect at January 1, 2015 through June 30, 2022 for the Series D warrants is $1.60.

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

As of June 30, 2022 and December 31, 2021, the weighted average contractual life for all Mentor warrants was 16.0 years and 16.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.14 and $2.11 per share, respectively.

During the six months ended June 30, 2022 and 2021, there were 87,456 and 0 Series B and 2,954 and 0 Series D warrants exercised, respectively; there were no warrants issued. The intrinsic value of outstanding warrants at June 30, 2022 and December 31, 2021 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	(87,456)	(2,954)	(90,410)
Outstanding at June 30, 2022	0	6,250,000	6,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2021	689,159
Issued	-
Exercised	-
Outstanding at June 30, 2022	689,159

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000 shares at that time) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended, or truncated by the Company. For the six months ended June 30, 2022 and 2021, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2022 and December 31, 2021.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of June 30, 2022 and December 31, 2021, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

Note 13 - Stockholders’ equity (continued)

Preferred Stock (continued)

The “Conversion Price” of the Series Q Preferred Stock shall be at the product of 105% and the closing price of the Company’s Common Stock on a date designated and published by the Company. The Series Q Preferred Stock is intended to allow for a pure-play investment in cannabis companies that have the potential to go public. The Series Q Preferred Stock will be available only to accredited, institutional, or qualified investors.

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at June 30, 2022 and December 31, 2021 include this interest. The Core Q Holdings Asset Value at June 30, 2022 and December 31, 2021 was $19,219 and $18,082 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.063 and $0.053, respectively, into an aggregate of 3,355,717 and 3,752,930 shares of the Company’s Common Stock, respectively. Because there were net losses for the six-month period ended June 30, 2022 and December 31, 2021, the shares were anti-dilutive and therefore are not included in the weighted average share calculation for that period.

Note 14 - Term Loan

Term debt as of June 30, 2022 and December 31, 2021 consists of the following:

	June 30, 2022	December 31, 2021
Bank of America auto loan, interest at 2.49% per annum, monthly principal and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	$53,421	$61,710

Bank of America auto loan, interest at 2.24% per annum, monthly principal and interest payments of $654, maturing October 2025, collateralized by vehicle.	25,185	28,162

Bank of America auto loan, interest at 2.84% per annum, monthly principal and interest payments of $497, maturing March 2026, collateralized by vehicle.	21,113	-

Total notes payable	99,719	89,872
Less: Current maturities	(29,504)	(23,203)

	$70,215	$66,669

Note 15 – Paycheck Protection Program Loans and Economic Injury Disaster Loans

Paycheck Protection Program loans

In 2020, the Company and WCI each received loans in the amount of $76,500 and $383,342, respectively, from the Bank of Southern California and the Republic Bank of Arizona (collectively, the “PPP Loans”). The PPP Loans were forgiven in November 2020, except for $10,000 of WCI’s loan that was not eligible for forgiveness due to receipt of a $10,000 Economic Injury Disaster Loan Advance (“EIDL Advance”). However, on December 27, 2020, Section 1110(e)(6) of the CARES Act was repealed by Section 333 of the Economic Aid Act. As a result, the SBA automatically remitted a reconciliation payment to WCI’s PPP lender, the Republic Bank of Arizona, for the previously deducted EIDL Advance amount, plus interest through the remittance date. On March 16, 2021, The Republic Bank of Arizona notified WCI of receipt of the reconciliation payment and full forgiveness of the EIDL Advance. The $10,000 forgiveness is reflected as other income for the six months ended June 30, 2022, in the condensed consolidated income statements.

On February 17, 2021, Mentor received a second PPP Loan in the amount of $76,593 (“Second PPP Loan”) pursuant to Division N, Title III, of the Consolidated Appropriations Act, 2021 (the “Economic Aid Act”) as further set forth at Section 311 et. seq. of the Economic Aid Act. The Second PPP Loan was forgiven effective October 26, 2021.

There were no outstanding balances due on PPP loans at June 30, 2022 or December 31, 2021.

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

EIDL loan balances at June 30, 2022 consist of the following:

	June 30, 2022	December 31, 2021
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $11,341.22 and $8,424 as of June 30, 2022 and December 31, 2021, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2022, and matures July 2050.	161,241	158,324

Less: Current maturities	(3,343)	-

Long-term portion of economic injury disaster loan	$157,898	$158,324

Interest expense on the EIDL Loan for the three months ended June 30, 2022 and 2021 was $1,473 and $1,420, respectively.

Interest expense on the EIDL Loan for the six months ended June 30, 2022 and 2021 was $2,917 and $2,811, respectively.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	June 30, 2022	December 31, 2021
Accrued salaries and benefits	$897,693	$881,125
Accrued retirement and other benefits	504,953	508,393
Offset by shareholder advance	(261,653)	(261,653)
	$1,140,993	$1,127,865

As approved by a resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended June 30, 2022 and 2021, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan from an officer of WCI, which was reflected as a related party payable at December 31, 2021. On February 15, 2022, the loan plus accrued interest of $1,950 was paid in full.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. On June 17, 2021 and June 5, 2022, Mentor received additional $100,000 and $50,000 loans from its CEO with the same terms as the original loan. Accrued interest on the related party loans was $19,206 and $12,244 at June 30, 2022 and December 31, 2021, respectively. Interest expense on the related party loans for the three months ended June 30, 2022 and 2021 was $4,455 and $2,240, respectively. Interest expense on the related party loans for the six months ended June 30, 2022 and 2021 was $8,562 and $2,436, respectively.

Note 18 – Commitments and contingencies

G FarmaLabs Limited, a Nevada corporation (“G Farma”) has not made scheduled payments on the finance lease receivable or the notes receivable summarized below since February 19, 2019. All amounts due from G Farma are fully impaired at June 30, 2022 and December 31, 2021. A complete description of the agreements can be found in the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K as filed with the SEC on March 24, 2022.

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together, the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. The G Farma Entities failed to perform their obligations under the Equity Purchase and Issuance Agreement and the equity investment was fully impaired at June 30, 2022 and December 31, 2021.

Partner I acquired and delivered manufacturing equipment as selected by the G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired at June 30, 2022 and December 31, 2021.

Note 18 – Commitments and contingencies (continued)

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at June 30, 2022 and December 31, 2021.

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

For the G Farma notes receivable, we will continue to pursue collection of the settlement payments from G Farma, its affiliates, and the guarantors of the various G Farma note purchase agreements that are fully impaired at June 30, 2022 and December 31, 2021. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at June 30, 2022 and December 31, 2021, from the G Farma Lease Entities and G Farma Lease Guarantors. See the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K, Footnotes 7 and 8, as filed with the SEC March 24, 2022, for a discussion of the reserve against the finance lease receivable.

Note 19 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the cannabis and medical marijuana segment, which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, and the operation of subsidiaries in the cannabis and medical marijuana sector; and 2) the Company’s long-standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The Company also had small investments in securities listed on the NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below. The NeuCourt investments were previously reported as an investment that would be useful in the cannabis space; however, NeuCourt has determined that its legal services would likely be more useful to users outside of the cannabis space. Prior period segment information presented below contains reclassification of NeuCourt investments from the cannabis and medical marijuana segment to the Corporate, other, and eliminations segment.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended June 30, 2022
Net revenue	$8,473	$1,860,146	$-	$1,868,619
Operating income (loss)	8,080	(232,777)	(439,064)	(663,761)
Interest income	-	-	13,391	13,391
Interest expense	-	10,386	9,176	19,562
Property additions	-	-	-	-
Depreciation and amortization	-	17,750	-	17,750

Three months ended June 30, 2021
Net revenue	$10,330	$1,362,308	$-	$1,372,638
Operating income (loss)	8,324	(181,557)	(134,057)	(307,290)
Interest income	-	-	16,245	16,245
Interest expense	-	9,831	5,733	15,114
Property additions	-	7,416	1,264	8,680
Depreciation and amortization	-	8,393	1,461	9,854

Six months ended June 30, 2022
Net revenue	$17,491	$3,700,027	$-	$3,717,518
Operating income (loss)	13,571	(45,627)	(600,329)	(632,385)
Interest income	-	-	27,744	27,744
Interest expense	-	21,180	16,589	37,769
Property additions	-	27,902	-	27,902
Depreciation and amortization	-	32,596	1,044	33,640
Total assets	859,439	3,806,899	1,480,319	6,146,657

Six months ended June 30, 2021
Net revenue	$21,200	$2,672,147	$-	$2,693,262
Operating income (loss)	14,450	(185,503)	(300,982)	(472,035)
Interest income	-	-	32,735	32,735
Interest expense	-	17,879	9,306	27,185
Property additions	-	10,235	1,264	16,539
Depreciation and amortization	-	16,353	2,921	19,274
Total assets	394,926	1,944,190	2,188,586	4,527,702

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating loss	$(663,761)	$(307,290)	$(632,385)	$(472,035)
Employee retention credits	1,350,161	-	1,350,161	-
Gain (loss) on investments	929	(11,423)	(40,251)	(6,574)
Interest income	13,391	16,245	27,744	32,735
Interest expense	(19,562)	(15,114)	(37,769)	(27,185)
Gain on asset disposals	30,287	2,074	56,455	1,432
EIDL Advance	-	-	-	10,000
Other income	1,897	2,450	1,897	1,398

Income before income taxes	$713,342	$(313,058)	$725,852	$(460,229)

Note 20 – Subsequent events

On July 15, 2022, the Company and NeuCourt, Inc. entered into an Exchange Agreement by which the $25,000 and $47,839 principal amounts of the NeuCourt November 22, 2017 and October 31, 2018 convertible notes and accrued unpaid interest in the amounts of $3,590 and $9,642, respectively, were exchanged for a Simple Agreement for Future Equity (“SAFE”), a security providing for conversion of the SAFE into shares of NeuCourt common or preferred stock (“Capital Stock”) at some future date. As of July 15, 2022, the Company received a SAFE in the amount of $86,071 (the “Purchase Amount”).

The valuation cap of the SAFE is $3,000,000 (“Valuation Cap”), and the discount rate is 75% (“Discount Rate”).

If, prior to termination, conversion, or expiration of the SAFE, NeuCourt sells a series of preferred stock (“Equity Preferred Stock”) to investors in an equity financing raising not less than $500,000, Mentor’s SAFE shall be converted into shares equal to the Purchase Amount divided by the lessor of (x) the price per share of the Equity Preferred Stock multiplied by the Discount Rate and (y) the price per share equal to the Valuation Cap divided by the number of outstanding shares of NeuCourt on a fully diluted, as-converted basis (“Conversion Shares”). The Conversion Shares shall consist of (a) the number of shares of Equity Preferred Stock equal to the Purchase Amount divided by the price per share of the Equity Preferred Stock (“Preferred Stock”) and (b) the number of shares of common stock equal to the Conversion Shares minus the Preferred Stock.

The SAFE will expire and terminate upon i) conversion or ii) repayment. The SAFE may be repaid by NeuCourt upon sixty (60) days prior notice (“Repayment Notice”) to the Company unless the Company elects during that period to convert the SAFE.

If NeuCourt does not close an equity financing round raising $500,000 or more prior to expiration or termination of the SAFE, the Company may elect to convert the SAFE into the number of shares of a to-be-created series of preferred stock equal to the (x) Purchase Amount divided by (y) the Valuation Cap divided by the number of outstanding shares of NeuCourt on a fully diluted, as-converted basis (“Default Conversion”). Additionally, if NeuCourt experiences a change of control, initial public offering, ceases operations, or enters into a general assignment for the benefit of its creditors, prior to conversion, termination, or expiration of the SAFE, the Company will receive the greater of (a) a cash payment equal to the Purchase Amount and (b) the value of the shares issuable on Default Conversion.

Subsequent to quarter end, on July 22, 2022, the Company sold $989 of the SAFE Purchase Amount from the Company. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party, thereby reducing the outstanding SAFE Purchase Amount to $83,797.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2022 and the results of operations for the six months ended June 30, 2022 and 2021. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2022 and 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021.

Corporate Background

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. Since late 2019, the Company has expanded its target industry focus which now includes energy, medical products, manufacturing, cryptocurrency, consumer products, and management services with the goal of ensuring increased market opportunities.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the six months ended June 30, 2022 and 2021. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021, WCI began services in Dallas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity interest in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had approximately 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a secured Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, pending in the Supreme Court of British Columbia (“Litigation”). As of June 30, 2022 and December 31, 2021, Mentor has provided $196,666 and $196,666, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”).

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

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increase the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,027.78 plus an additional 19.4% of the Recovery. See Note 9 to the condensed consolidated financial statements.

The Company is entitled to receive 19% of anything of value received by Electrum as a result of the Recovery, following reimbursement to the Company of Litigation costs, see Note 9 to the condensed consolidated financial statements. Trial in the Electrum Litigation is currently scheduled to commence on October 3, 2022.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and a wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson and MCIP continue their efforts to license or sell their exclusive patent rights in the United States and Canada for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity is currently limited to the annual payment of patent maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application, and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent, and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid, and therefore, no capitalized assets related to MCIP are reported on the condensed consolidated financial statements at June 30, 2022 and December 31, 2021.

NeuCourt, Inc.

NeuCourt, Inc. is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bears interest at 5% per annum, originally matured on November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments are required prior to maturity. However, at the time the November 22, 2017 note was initially extended, interest accrued through November 4, 2019, was remitted to Mentor. As consideration for the initial extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On November 5, 2021, the parties amended the note to extend the November 22, 2021 maturity date to November 22, 2023. A warrant to purchase 27,630 shares of NeuCourt common stock at $0.02 per share was issued to Mentor in exchange for the second extension of the maturity date.

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bears interest at 5%, originally matured October 31, 2020, and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes may be converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on the closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note. On June 13, 2022, the Company sold $2,160.80 in note principal to a third party, thereby reducing the principal face value of the note to $47,839.

Subsequent to quarter end, on July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement by which Mentor exchanged the principal amount and all accrued unpaid interest on the convertible notes for a Simple Agreement for Future Equity equal to the same, accumulated amount.

Subsequent to quarter end, on July 22, 2022, NeuCourt purchased $989 of the SAFE Purchase Amount from the Company. On August 1, 2022, the Company sold an additional $1,285 of the SAFE to a third party.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 4.41% of the issued and outstanding NeuCourt shares at June 30, 2022.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner I was subsequently reorganized under the laws of the State of Texas. In 2018 and 2019, Mentor contributed $1,010,326 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been fully impaired at June 30, 2022 and December 31, 2021. Management considers collection on the leases to be unlikely, see Note 18 to the condensed consolidated financial statements.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner II was subsequently reorganized under the laws of the State of Texas. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended see Note 8 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II’s earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 8 to the condensed consolidated financial statements. Payment on the leases is current.

Overview

The Company expanded its target industry focus, beginning in the third quarter of 2019, from its investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, medical products, manufacturing, cryptocurrency, consumer products and management services with the goal of ensuring increased market opportunities. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

Mentor seeks to take significant positions in the companies it invests in to provide public market liquidity for founders, protection for investors, funding for the companies, and incubate private companies that Mentor believes to have significant potential. When Mentor takes a significant position in its investees, it provides financial management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance are three potential key advantages to founders working with Mentor Capital, Inc.

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

Business Segments

We generally manage our operations through two operating segments, our cannabis segment and our long-standing investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas to reduce their facilities’ operating costs. Since late 2019, Mentor has expanded its target industry focus which now includes energy, medical products, manufacturing, cryptocurrency, consumer products, and management services, with the goal of ensuring increased market opportunities.

Liquidity and Capital Resources

The Company’s future success depends upon its ability to make a return on its investments, generate positive cash flow, and obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately twelve months of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended June 30, 2022, compared to Three Months Ended June 30, 2021

Revenues

Revenue for the three months ended June 30, 2022 was $1,868,619 compared to $1,372,638 for the three months ended June 30, 2021 (“the prior year period”), an increase of $495,981 or 36.1%. This increase is due primarily to a $497,837 increase in WCI service fees.

Gross profit

Gross profit for the three months ended June 30, 2022 was $583,969 compared to $378,636 for the prior year period. Cost of goods sold relate to WCI. WCI experienced gross profit of $581,930 or 31.3% of revenue for the three months ended June 30, 2022, compared to $368,306 or 31.8% for the prior year period, an increase of $213,624 with a decrease of (0.5%) in gross profit as a percentage of revenue. Partner II had gross profit of $8,473 for the three months ended June 30, 2022 as compared to $10,330 in the prior year period. Partner I did not have revenue for the three months ended June 30, 2022 and 2021.

The decrease in WCI gross profit percentage was due to an increase in gas costs of 2.4%, partially offset by a decrease of (1.9%) in other cost of goods sold as a percentage of revenue in the current year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2022 was $1,247,730 compared to $685,926 for the prior year period, an increase of $561,804. We experienced an increase of $252,500 in management fees, an increase of $331,054 in professional fees, an increase in a reserve for bad debt expense of $62,000 related to sales taxes receivable from customers, and increase in other selling, general and administrative expenses of $103,994, partially offset by a decrease in salaries of ($27,459), a decrease in reserve for bad debt associated with trade accounts receivables of ($20,000), and a decrease in outside services of ($16,163) for the three months ended June 30, 2022 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $1,377,103 for the three months ended June 30, 2022 compared to ($5,768) for the prior year period, an increase of $1,382,871. The increase is primarily from an employee retention tax credit of $1,350,161 reported by WCI. In addition, there was an increase of $12,352 on gain (loss) on investments, and an increase of $28,213 on gain on equipment disposals, partially offset by a reduction of ($2,854) in interest income, an increase of ($4,448) in interest expense, and a decrease of ($553) in other income (expense).

Net results

The net result for the three months ended June 30, 2022 was net income attributable to Mentor of $307,507 or $0.013 per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($216,620) or ($0.009) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Six months Ended June 30, 2022, compared to Six months Ended June 30, 2021

Revenues

Revenue for the six months ended June 30, 2022 was $3,717,518 compared to $2,693,262 for the six months ended June 30, 2021 (“the prior year period”), an increase of $1,024,256 or 38.0%. This increase is due to a $1,027,965 increase in WCI service fees, partially offset by a ($3,709) decrease in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the six months ended June 30, 2022 was $1,283,852 compared to $815,027 for the prior year period. Cost of goods sold relates to WCI. WCI experienced gross profit of $1,279,231 or 34.6% of revenue for the six months ended June 30, 2022, compared to $797,853 or 29.9% for the prior year period, an increase of $481,378 with an increase of 4.7% as a percentage of revenue. Partner II had gross profit of $17,491for the six months ended June 30, 2022 as compared to $21,200.

The increase in WCI gross profit percentage was due to implementing a customer price increase. Because of this, revenue rose more than costs as a percentage of revenue. Salaries and related costs decreased by (3.99%), and disposal costs decreased by (2.74%), offset by an increase in gas costs of 2.01% as a percentage of WCI revenue in the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2022 were $1,916,237 compared to $1,287,062 for the prior year period, an increase of $629,175. We recorded a $62,000 allowance on customer sales taxes receivable, which was partially offset by a decrease of ($20,000) in our allowance for customer trade receivables. We also experienced an increase of $302,500 in management fees, and an increase in professional fees of $347,049, partially offset by a decrease of ($24,004) in salaries and related costs, a decrease of ($17,374) in auto lease expense, and a ($20,996) decrease in other selling, general and administrative costs for the six months ended June 30, 2022 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $1,358,237 for the six months ended June 30, 2022 compared to $108,490 for the prior year period, an increase of $1,346,431. Of the increase, $1,350,161 is due to an employee retention tax credit, $55,023 is due to increased gain on equipment disposals, and $499 is due to an increase in other income, partially offset by a ($33,677) decrease in gain (loss) on investments, a ($4,991) decrease in interest income, a ($10,584) increase in interest expense, and a decrease of ($10,000) related to prior year PPP Loan forgiveness that was not experienced in the current year period.

Net results

The net result for the six months ended June 30, 2022 was net income attributable to Mentor of $214,848 or $0.009 per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($363,544) or ($0.016) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At June 30, 2022 we had cash and cash equivalents of $597,381 and working capital of $1,231,011.

Operating cash inflows in the six months ended June 30, 2022 was $217,239, including $678,962 of net income, increased by non-cash depreciation and amortization of $33,640, non-cash amortization on right of use assets of $87,708, non-cash bad debt expense of $42,000, a decrease in accrued interest of $1,250, unrealized losses on investments of $43,251, and an increase in operating liabilities of $641,477, partially offset by a gain on disposal of assets of ($26,168), non-cash amortization of discount on investment in account receivable of ($25,838) and an increase in operating assets of ($1,259,043).

Cash outflows from investing activities in the six months ended June 30, 2022 were ($18,430) due to purchase of property and equipment of ($5,422) and down payments on right of use assets of ($13,408), partially offset by proceeds from investment in receivable of $400.

Net outflows from financing activities during the six months ended June 30, 2022 were ($55,367) consisting of payment on related party payable of ($21,950), payments on long-term debt of ($12,633) and payments on finance lease liability of ($85,130), partially offset by proceeds from related party loan of $50,000, and proceeds of $14,346 from warrants converted to common stock.

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

For the six months ended June 30, 2022, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2021. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint in the Superior Court of California in the County of Marin for, among other things, breach of contract against G FarmaLabs Limited, Atanachi (“Ata”) Gonzalez, Nicole Gonzalez, G FarmaLabs DHS, LLC, GFBrands, Inc., fka G FarmaBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC (together “Defendants”). Under the complaint, among other things:

●	Mentor Capital, Inc. alleged that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors of the G Farma obligations failed to perform their several obligations under a Note Purchase Agreement and two secured Promissory Notes dated March 17, 2017, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under both Notes is $1,045,051. Interest of approximately $67,770 was also due but was not accrued in the financial statements due to uncertainty of collection.

●	Mentor Partner I, LLC alleged that G FarmaLabs Limited, G FarmaLabs DHS, LLC as Lessees and GFBrands, Inc, Ata Gonzalez, and Nicole Gonzalez as guarantors of the lease obligations failed to perform their several obligations under a Master Equipment Lease dated January 16, 2018, as amended. At December 31, 2019, the aggregate amount due, owing, and unpaid under the Lease is $1,055,680. Interest of approximately $93,710 was also due but was not accrued in the financial statements due to uncertainty of collection.

●	Mentor Capital, Inc. also alleged that G FarmaLabs Limited and Ata Gonzalez and Nicole Gonzalez as guarantors failed to perform their obligations under (i) a Consulting Agreement dated March 17, 2017, as amended, (ii) a Rights Agreement dated March 17, 2017, and (iii) a Security Agreement dated March 17, 2017, as amended.

●	Mentor Capital, Inc. also alleged that G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., G FarmaLabs WA, LLC, and Goya Ventures, LLC failed to perform their obligations under an Equity Purchase and Issuance Agreement dated September 6, 2018, as amended.

●	Mentor Capital, Inc. and Mentor Partner I, LLC sought an injunction against all Defendants preventing Defendants from keeping equipment leased under the Master Lease Agreement.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the six months ended June 30, 2022, and the years ended December 31, 2021 and 2020, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

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

As of June 30, 2022, the Company had 22,941,357 outstanding shares of its Common Stock trading at approximately $0.04 per share. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the second quarter of 2022 or in fiscal 2021.

We operate in a turbulent market populated by businesses that are highly volatile.

The U.S. market for cannabis products is highly volatile. While we believe that it is a potentially exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many operate in unconventional ways. Some of these differences, which represent challenges to us, include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking or brokerage relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if not managed well, could materially adversely impact our business. To date, some of our investments in cannabis-related businesses have not turned out well.

Many cannabis activities, products, and services still violate law.

The legal patchwork to which cannabis companies are subject is still evolving and frequently uncertain. While we believe that anti-cannabis laws are softening and that the trend is toward the legalization of cannabis products, many states, and the U.S. government still view some or all cannabis activity as illegal. Notwithstanding this uncertainty, we intend to do our best to engage in activities that are unambiguously legal and to use what influence we have with our affiliates for them to do the same. But we will not always have control over those companies with whom we do business, and there is a risk that we could suffer a substantial and material loss due to routine legal prosecution. Similarly, many jurisdictions have adopted so-called “zero tolerance” drug laws and laws prohibiting the sale of what is considered drug paraphernalia. If our or our affiliates’ activities related to cannabis activities, products, and services are deemed to violate one or more federal or state laws, we may be subject to civil and criminal penalties, including fines, impounding of cannabis products, and seizure of our assets. A company in which we invested suffered asset seizure which included some equipment licensed by us that caused us to incur a loss.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 15.80% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of June 30, 2022, Mr. Billingsley owned approximately 9.58% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 15.80% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, and extensive research, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the energy, medical products, manufacturing, cryptocurrency, consumer products, management services, or cannabis markets. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2019, the Company rescinded the sale and, on March 6, 2020, canceled the issuance of 222,223 shares of its unregistered Common Stock due to a complete failure of consideration. The unregistered shares of Common Stock were originally sold on March 22, 2017 in a private placement for $500,002.

On October 3, 2019, the Company rescinded the sale and, on March 6, 2020, cancelled the issuance of 66,667 shares of its unregistered Common Stock due to a complete failure of consideration. The unregistered shares of Common Stock were originally sold on April 28, 2017 in a private placement for $100,000.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Each of these sales of shares of Common Stock was made in reliance on Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)
4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)
10.1	Mentor Capital, Inc. Loan Agreement dated June 5, 2022 (Loan from Chet Billingsley)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: August 12, 2022	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 12, 2022	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-46-