Form 10-Q
period 2022-09-30
Mentor Capital, Inc.
filed 2022-11-10
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At November 10, 2022, there were 22,941,357 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$1,437,318	$453,939
Investment in securities at fair value	258	1,009
Accounts receivable, net	604,688	706,418
Other receivable	330,571	33,222
Net finance leases receivable, current portion	-	76,727
Investment in installment receivable, current portion	101,200	-
Convertible notes receivable, current portion	-	58,491
Prepaid expenses and other current assets	87,174	14,284
Employee advances	4,911	3,750

Total current assets	2,566,120	1,347,840

Property and equipment
Property and equipment	343,124	299,526
Accumulated depreciation and amortization	(192,712)	(144,480)

Property and equipment, net	150,412	155,046

Other assets
Operating lease right-of-use assets	12,376	41,128
Finance lease right-of-use assets	786,858	645,611
Investment in account receivable, net of discount and current portion	196,357	301,433
Net finance leases receivable, net of current portion	-	229,923
Convertible notes receivable, net of current portion	-	27,834
Contractual interest in legal recovery	396,666	396,666
Deposits	17,575	9,575
Long term investments	288,459	205,203
Goodwill	1,426,182	1,426,182

Total other assets	3,124,473	3,283,555

Total assets	$5,841,005	$4,786,441

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	September 30,	December 31,
	2022	2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$29,732	$41,278
Accrued expenses	1,022,256	411,860
Related party payable	274,456	232,244
Deferred revenue	-	16,308
Economic injury disaster loan, current portion	3,343	-
Finance lease liability, current portion	200,310	167,515
Operating lease liability, current portion	12,376	42,058
Current portion of long-term debt	29,236	23,203
Total current liabilities	1,571,709	934,466

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,147,451	1,127,865
Economic injury disaster loan	158,600	158,324
Finance lease liability, net of current portion	502,748	415,465
Operating lease liability, net of current portion	-	4,975
Long term debt, net of current portion	62,031	66,669
Total long-term liabilities	1,870,830	1,773,298
Total liabilities	3,442,539	2,707,764

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at September 30, 2022 and December 31, 2021 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,941,357 and 22,850,947 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,294	2,285
Additional paid in capital	13,085,992	13,071,655
Accumulated deficit	(10,898,055)	(10,874,079)
Non-controlling interest	208,235	(121,184)
Total shareholders’ equity	2,398,466	2,078,677
Total liabilities and shareholders’ equity	$5,841,005	$4,786,441

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Service fees	$1,910,131	$1,482,649	$5,610,158	$4,154,711

Finance lease revenue	20,168	9,975	37,659	31,176

Total revenue	1,930,299	1,492,624	5,647,817	4,185,887

Cost of sales	1,490,712	1,004,040	3,924,380	2,882,275

Gross profit	439,587	488,584	1,723,437	1,303,612

Selling, general and administrative expenses	861,628	402,257	2,777,865	1,689,318

Operating income (loss)	(422,041)	86,327	(1,054,428)	(385,706)

Other income and (expense)
Employee retention credits	-	-	1,350,161	-
Gain (loss) on investments	590	(2,427)	(39,661)	(8,001)
Paycheck Protection Program Loan Forgiven	-	-	-	10,000
Interest income	12,887	16,269	40,632	49,003
Interest expense	(20,283)	(16,714)	(58,052)	(43,899)
Gain on asset disposal	-	(671)	56,455	761
Other income (expense)	56,128	4,032	58,026	4,429

Total other income and (expense)	49,322	489	1,407,561	12,293

Income (loss) before provision for income taxes	(372,719)	86,816	353,133	(373,413)

Provision for income taxes	800	2,815	47,690	8,565

Net income (loss)	(373,519)	84,001	305,443	(381,978)

Gain (loss) attributable to non-controlling interest	(134,695)	87,393	329,419	(15,043)

Net income (loss) attributable to Mentor	$(238,824)	$(3,392)	$(23,976)	$(366,935)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.010)	$(0.000)	$(0.001)	$(0.016)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,941,357	22,850,947	22,932,316	22,850,947

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at June 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,659,231)	$2,429,055	$342,930	$2,771,985

Net income (loss)	-	-	-	-	-	(238,824)	(238,824)	(134,695)	(373,519)

Balance at September 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,898,055)	$2,190,231	$208,235	$2,398,466

Balances at June 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,964,774)	$2,109,166	$(240,002)	$1,869,164

Net income (loss)	-	-	-	-	-	(3,392)	(3,392)	87,393	84,001

Balance at September 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,968,166)	$2,105,774	$(152,609)	$1,953,165

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at December 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of warrants to common stock	-	-	90,410	9	14,337	-	14,346	-	14,346

Net income (loss)	-	-	-	-	-	(23,976)	(23,976)	329,419	305,443

Balance at September 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,898,055)	$2,190,231	$208,235	$2,398,466

Balances at December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(366,935)	(336,935)	(15,043)	(381,978)

Balance at September 30, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,968,166)	$2,105,774	$(152,609)	$1,953,165

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$305,443	$(381,978)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	51,847	34,305
Amortization of right of use asset	147,419	111,307
PPP loan forgiven	-	(10,000)
(Gain) loss on asset disposal	(26,168)	643
(Gain) loss on property and equipment disposal	-	(1,404)
Bad debt expense	53,000	19,580
Amortization of discount on investment in account receivable	(38,754)	(45,684)
Decrease (increase) in accrued investment interest income	86,325	(3,049)
(Gain) loss on investment in securities at fair value	751	9,001
(Gain) loss on long-term investments	(41,326)	-
Increase in deposits	(8,000)	-
Decrease (increase) in operating assets
Finance leases receivable	306,650	56,342
Accounts receivable - trade	121,730	(183,477)
Other receivables	(370,349)	-
Prepaid expenses and other current assets	(46,722)	(7,605)
Employee advances	(1,161)	520
Increase (decrease) in operating liabilities
Accounts payable	(11,546)	5,979
Accrued expenses	628,177	66,631
Deferred revenue	(16,308)	(4,886)
Accrued salary, retirement, and benefits - related party	19,586	(9,935)

Net cash provided by (used by) operating activities	1,160,594	(343,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	4,442
Purchases of property and equipment	(24,733)	(108,554)
Proceeds from sale of property and equipment	-	91,381
Down payments on right of use assets	(42,675)	(46,737)
Proceeds from investment in receivable	700	-

Net cash (used by) investing activities	(66,708)	(59,468)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months Ended
	Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$50,000	$204,006
Proceeds from Paycheck Protection Program loan	-	76,593
Refund of Paycheck Protection Program payments	-	551
Proceeds from warrants converted to common stock	14,346
Payments on related party payable	(21,950)	-
Payments on long-term debt	(21,085)	(15,996)
Payments on finance lease liability	(131,818)	(90,082)

Net cash provided by (used by) financing activities	(110,507)	175,072

Net change in cash	983,379	(228,106)

Beginning cash	453,939	506,174

Ending cash	$1,437,318	$278,068

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$8,736	$43,899

Cash paid for income taxes	$6,526	$8,565

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$55,624

Right of use assets acquired through finance lease liability	$251,896	$340,999

Property and equipment acquired through long-term debt	22,480	-

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

The Company’s broad target industry focus includes energy, manufacturing, and management services with the goal of ensuring increased market opportunities.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long-standing investment of the Company since 2003.

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. On May 5, 2020, a patent was issued by the United States Patent and Trademark Office and on September 22, 2020, a patent was issued by the Canadian Intellectual Property Office. R. L. Larson and MCIP continue their efforts to license or sell their exclusive patent rights in the United States and Canada for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Patent application and national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at September 30, 2022 and December 31, 2021.

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC, (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment were fully impaired at September 30, 2022 and December 31, 2021.

Note 1 - Nature of operations (continued)

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was initially organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of cannabis-focused investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369.35. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. See Note 8.

The Company has a membership equity interest in Electrum Partners, LLC (“Electrum”) which is carried at a cost of $194,028 and $194,028 at September 30, 2022 and December 31, 2021, respectively.

On October 30, 2018, the Company entered into a secured Recovery Purchase Agreement with Electrum. Electrum is the plaintiff in an ongoing legal action in the Supreme Court of British Columbia (“Litigation”). As described further in Note 9, Mentor provided capital for payment of Litigation costs in the amount of $196,666 and $181,529 as of December 31, 2021 and 2020, respectively. After repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”), after first receiving reimbursement of the Litigation costs.

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

On or about September 14, 2022, Electrum and Aurora Cannabis, Inc. settled the Litigation claims and Electrum received CAD $800,000, or approximately USD $584,000, in settlement funds from Aurora Cannabis, Inc . (“Settlement Funds”), which have been placed in escrow. Pursuant to an escrow agreement entered into by and between Electrum, Mentor, and the escrow agent, Mentor was to be paid amounts due and owing to it under the Capital Agreements and Recovery Purchase Agreements from the Settlement Funds before any remaining amounts are to be distributed to Electrum. To date, such payment has not been received. On or about September 20, 2022, the escrow agent resigned and Electrum has refused to agree to a successor escrow agent in accordance with the terms of the escrow agreement.

Subsequent to quarter end, on October 21, 2022, the Company filed suit against the escrow agent, Electrum, and Does 1 through 10, seeking declaratory relief from the California Superior Court in the County of San Mateo that the escrow agent shall either distribute the Settlement Funds or transfer the Settlement Funds to the successor escrow agent, all in accordance with the escrow agreement. See Note 20.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock as of September 30, 2022. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the nine month period ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $10,898,055 as of September 30, 2022. The Company continues to experience negative cash flows from operations.

Going Concern Uncertainties

The Company may seek to recover unused funds from its affiliated entities, sell one or more investments that management has determined are at the end of their lifecycle or no longer fit within the Company’s desired focus, or raise additional capital to fund its operations. Mentor will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to maintain itself as a viable entity. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurances that the Company will be able to raise additional capital or achieve profitability. However, the Company has 6,250,000 Series D warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

Management’s plans include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Note 2 - Summary of significant accounting policies (continued)

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

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter-in-place orders, and mandatory closures. These actions are being lifted to varying degrees. Supply chain disruptions, inflation, high energy prices, and supply-demand imbalances are expected to continue in 2022. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI has been directly affected by rapid increases to direct costs of fuel, labor, and landfill usage in 2020, 2021 and 2022. WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

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

There were no accounting pronouncements issued during the nine months ended September 30, 2022, that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2022 and December 31, 2021.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2022 and December 31, 2021, the Company has an allowance for doubtful receivables in the amount of $64,692 and $74,676, respectively.

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

Investments in debt securities

The Company’s investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc., which were recorded at the aggregate principal face amount of $0 and $71,850 plus accrued interest of $0 and $13,225 at September 30, 2022 and December 31, 2021, respectively, as presented in Note 7. On June 13, 2022, the Company sold $2,160.80 of note principal to a third party.

On July 15, 2022, the Company and NeuCourt, Inc. entered into an Exchange Agreement by which the $25,000 and $47,839 principal amounts of the NeuCourt November 22, 2017 and October 31, 2018 convertible notes and accrued unpaid interest in the amounts of $3,518 and $9,673 respectively, were exchanged for a Simple Agreement for Future Equity (“SAFE”), a security providing for conversion of the SAFE into shares of NeuCourt common or preferred stock (“Capital Stock”) at some future date. As of July 15, 2022, the Company received SAFEs in the aggregate face amount of $86,030 (the “Purchase Amount”).

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

On July 22, 2022, the Company sold $989 of the SAFE Purchase Amount to a third party. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party, thereby reducing the outstanding aggregate SAFE Purchase Amount to $83,756.

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

Note 2 - Summary of significant accounting policies (continued)

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

Note 2 - Summary of significant accounting policies (continued)

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2022 and December 31, 2021.

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

Note 2 - Summary of significant accounting policies (continued)

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of September 30, 2022 and December 31, 2021, respectively. There were 0 and 87,456 potentially dilutive shares outstanding at September 30, 2022 and December 31, 2021, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the nine months ended September 30, 2022 and 2021 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The investment in account receivable consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Face value	$403,900	$585,000
Impairment	-	(116,430)
Total	403,900	468,570
Unamortized discount	(106,343)	(167,137)
Net balance	297,557	301,433
Current portion	(101,200)	-
Long term portion	$196,357	$301,433

For the three months ended September 30, 2022 and 2021, $12,916 and $15,228 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2022 and 2021, $38,754 and $45,684 of discount amortization is included in interest income, respectively.

Note 4 – Other receivable

Other receivable consisted of the following:

	September 30, 2022	December 31, 2021
Employee retention tax credits	$77,898	$33,222
Accrued sales tax receivable from customers	248,243	-
Other	4,430	-

Total Other receivable	$330,571	$33,222

In 2022, WCI received an Employee Retention Tax Credit (“ERTC”) in the amount of $1,350,161, in conjunction with WCI’s professional employer organization’s receipt and application of the same to WCI leased employees. The ERTC was initially established by Section 2301 of Coronavirus Aid, Relief and Economic Security Act of 2020, as amended by Sections 206-207 of the Taxpayer Certainty and Disaster Relief Act and by Division EE of Consolidated Appropriation Act of 2021 and Section 9651 of American Rescue Plan Act of 2021; which is authorized by Section 3134 of the Internal Revenue Code. The Consolidated Appropriation Act of 2021 and American Rescue Plan Act of 2021 amendments to the ERTC program provided eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. The credit is taken against an employer’s share of social security tax after WCI’s professional employer organization files applicable amended quarterly tax filings on Form 941-X for each applicable quarter. The receipt of the tax credit is expected to improve WCI’s liquidity due to the effects of the credit. Although WCI’s professional employer organization currently anticipates receiving credits for wages paid in 2020 and 2021, there can be no assurances that WCI or WCI’s professional employer organization will continue to meet the requirements or that changes in the ERTC regulations including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC, will not be adopted that could reduce or eliminate the benefits that WCI and WCI’s professional employer organization may receive or qualify for.

ERTC income of $0 and $1,350,161 is reflected in other income for the three and nine months ended September 30, 2022 in the condensed consolidated income statement. WCI received the ERTC based on qualitative information submitted. During the three months ended September 30, 2022, $1,272,2693 was claimed against current payroll tax liabilities as they became due, and the remaining credit of $77,898 is included in other receivable in the condensed consolidated balance sheet at September 30, 2022.

The December 31, 2021, ERTC balance of $33,222, was received by Mentor as a refund in the first nine months of 2022. The balance at December 31, 2022 is $0.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2022	December 31, 2021
Computers	$32,312	$31,335
Furniture and fixtures	15,966	15,966
Machinery and vehicles	294,846	252,225
	343,124	299,526
Accumulated depreciation and amortization	(192,712)	(144,480)

Net Property and equipment	$150,412	$155,046

Note 5 - Property and equipment (continued)

Depreciation and amortization expense were $18,207 and $15,031 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense were $51,847 and $34,305 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $1,176,653 and $882,081 as of September 30, 2022 and December 31, 2021, respectively. Accumulated amortization associated with finance leases was $389,795 and $236,470 as of September 30, 2022 and December 31, 2021, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost included in cost of goods	$976	$27,868	$14,030	$90,569
Operating lease cost included in operating costs	7,500	13,496	22,200	35,788
Total operating lease cost (1)	8,476	41,364	36,230	126,357
Finance lease cost, included in cost of goods:
Amortization of lease assets	54,855	41,111	153,324	90,082
Interest on lease liabilities	7,258	6,765	21,745	18,595
Total finance lease cost	62,113	47,876	175,069	108,677
Short-term lease cost	-	-	-	2,300
Total lease cost	$70,589	$89,240	$211,299	$237,334

(1)	Right of use asset amortization under operating agreements was $7,214 and $39,006 for the three months ended September 30, 2022 and 2021, respectively. Right of use asset amortization under operating agreements was $32,847 and $106,545 for the nine months ended September 30, 2022 and 2021, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term – operating leases	0.41 years	0.95 years
Weighted-average remaining lease term – finance leases	3.80 years	3.83 years
Weighted-average discount rate – operating leases	4.0%	5.7%
Weighted-average discount rate – finance leases	5.5%	3.8%

Note 6 – Lessee Leases (continued)

Finance lease liabilities were as follows:

	September 30, 2022	December 31, 2021
Gross finance lease liabilities	$759,561	$634,192
Less: imputed interest	(56,503)	(51,212)
Present value of finance lease liabilities	703,058	582,980
Less: current portion	(200,310)	(167,515)
Long-term finance lease liabilities	$502,748	$415,465

Operating lease liabilities were as follows:

	September 30, 2022	December 31, 2021
Gross operating lease liabilities	$12,500	$55,865
Less: imputed interest	(124)	(8,832)
Present value of operating lease liabilities	12,376	47,033
Less: current portion	(12,376)	(42,058)
Long-term operating lease liabilities	$-	$4,975

Lease maturities were as follows:

Maturity of lease liabilities

12 months ending September 30,	Finance leases	Operating leases
2022	$200,310	$12,376
2023	187,397	-
2024	168,143	-
2025	102,522	-
2026	44,686	-
Total	703,058	12,376
Less: Current maturities	(200,310)	(12,376)
Long-term liability	$502,748	$-

Note 7 – Convertible notes receivable

Convertible notes receivable consist of the following:

	September 30, 2022	December 31, 2021

November 22, 2017, NeuCourt, Inc. convertible note receivable included accrued interest of $2,834 at December 31, 2021. The convertible note plus accrued interest of $3,518 was converted to a SAFE investment in NeuCourt as further described in the note below. The note bore interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021, and subsequently to November 22, 2023. Principal and accrued interest were due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. The convertible note and accrued interest were exchanged for a SAFE security as further described below. *	$-	$27,834

The October 31, 2018, NeuCourt, Inc. convertible note receivable included accrued interest of $8,491 at December 31, 2021. The note bore interest at 5% per annum and was to mature on October 31, 2022. Principal and accrued interest were due at maturity. On July 15, 2022, the convertible note and accrued interest of $9,673 were exchanged for a SAFE security as further described below. *	-	58,491

Total convertible notes receivable	-	86,325

Less current portion	-	(58,491)

Long term portion	$-	$27,834

*

On July 15, 2022 the convertible notes were exchanged for a Simple Agreement for Future Equity (“SAFE”). Prior to the exchange, the Conversion Price for each Note was the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares to be issued on conversion was the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares consisted of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

On July 15, 2022, the Company and NeuCourt, Inc. entered into an Exchange Agreement by which the $25,000 and $47,839 principal amounts of the NeuCourt November 22, 2017 and October 31, 2018 convertible notes and accrued unpaid interest in the amounts of $3,518 and $9,673, respectively, were exchanged for a Simple Agreement for Future Equity (“SAFE”), a security providing for conversion of the SAFE into shares of NeuCourt common or preferred stock (“Capital Stock”) at some future date. As of July 15, 2022, the Company received SAFEs in the aggregate face amount of $86,030 (the “Purchase Amount”).

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

On July 22, 2022, the Company sold $989 of the SAFE Purchase Amount to a third party. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party, thereby reducing the aggregate outstanding SAFE Purchase Amount to $83,756.

Note 8 – Finance leases receivable

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369.35. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West.

Performing net finance leases receivable consisted of the following:

	September 30, 2022	December 31, 2021
Gross minimum lease payments receivable	$-	$367,505
Accrued interest	-	1,783
Less: unearned interest	-	(62,638)
Finance leases receivable	-	306,650
Less current portion	-	(76,727)
Long term portion	$-	$229,923

Finance lease revenue recognized on Partner II finance leases for the three months ended September 30, 2022 and 2021 was $20,168 and $9,957, respectively. Interest income recognized on Partner II finance leases for the nine months ended September 30, 2022 and 2021 was $37,659 and $ 31,176, respectively.

Note 9 - Contractual interests in legal recoveries

Interest in Electrum Partners, LLC legal recovery

Electrum was the plaintiff in that certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”). On October 23, 2018, Mentor entered into a Joint Prosecution Agreement among Mentor, Mentor’s corporate legal counsel, Electrum, and Electrum’s legal counsel.

On October 30, 2018, Mentor entered into a secured Recovery Purchase Agreement (“Recovery Agreement”) with Electrum, under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of September 30, 2022 and December 31, 2021, Mentor has invested an additional $96,666 and $96,666, respectively, in capital for payment of legal retainers and fees in consideration for an additional nine percent (9%) of the Recovery. At September 30, 2022 and December 31, 2021, the Recovery Agreement investment is reported in the condensed consolidated balance sheets at cost of $196,666 and $196,666, respectively. This investment was subject to loss should Electrum not prevail in the Litigation.

Note 9 - Contractual interests in legal recoveries (continued)

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. In consideration for Mentor’s investment, Electrum shall pay to Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that the monthly payment is not paid to Mentor in full. The payment date under the amended October 31, 2018 Capital Agreement is the earlier of November 1, 2023, or the final resolution of the Litigation. Payment is secured by all assets of Electrum. This investment is included at cost of $100,000 in Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. Under the amended second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum shall pay to Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from January 28, 2019 until the payment date if the Recovery occurs prior to the payment date, and (B) the monthly payment for each full month from January 28, 2019 until the payment date. The payment date is the earlier of November 1, 2023, and the final resolution of the Litigation. This investment is included at its $100,000 cost as part of the Contractual interests in legal recoveries on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. In addition, the second Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery.

On or about September 14, 2022, Electrum and Aurora Cannabis, Inc. settled the Litigation claims and Electrum received CAD $800,000, or approximately USD $584,000, in settlement funds from Aurora Cannabis, Inc. (“Settlement Funds”), which have been placed in escrow. Pursuant to an escrow agreement entered into by and between Electrum, Mentor, and the escrow agent, Mentor was to be paid amounts due and owing to it under the Capital Agreements and Recovery Purchase Agreements from the Settlement Funds before any remaining amounts are to be distributed to Electrum. To date, such payment has not been received. On or about September 20, 2022, the escrow agent resigned and Electrum has refused to agree to a successor escrow agent in accordance with the terms of the escrow agreement.

Subsequent to quarter end, on October 21, 2022, the Company filed suit against the escrow agent, Electrum, and Does 1 through 10, seeking declaratory relief from the California Superior Court in the County of San Mateo that the escrow agent shall either distribute the Settlement Funds or transfer the Settlement Funds to the successor escrow agent, all in accordance with the escrow agreement. See Note 20.

Company management estimates that collection from the Settlement Funds is more likely than not, and no impairment has been recorded at September 30, 2022 and December 31, 2021.

The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
October 30, 2018 Recovery Purchase Agreement	$196,666	$196,666
October 31, 2018 secured Capital Agreement	100,000	100,000
January 28, 2019 secured Capital Agreement	100,000	100,000
Total Invested	$396,666	$396,666

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	842	-	-	175	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	15,137	-	-
Issuances	-	-	-	-	-
Sales	(73,129)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	(751)	-	-	(500)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	83,756
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at September 30, 2022	$258	$-	$396,666	$675	$287,784

Note 10 – Investments and fair value (continued)

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at September 30, 2022 consist of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

NASDAQ listed company stock	$1,637	$-	$(1,379)	$258
	$1,637	$-	$(1,379)	$258

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains and losses recognized during the period on equity securities	$(501)	$(2,427)	$(751)	$(9,001)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	(2,508)

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(501)	$(2,427)	$(751)	$(6,493)

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

The exercise price in effect at January 1, 2015 through September 30, 2022 for the Series D warrants is $1.60.

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

As of September 30, 2022 and December 31, 2021, the weighted average contractual life for all Mentor warrants was 15.75 years and 16.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.14 and $2.11 per share, respectively.

During the nine months ended September 30, 2022 and 2021, there were 87,456 and 0 Series B and 2,954 and 0 Series D warrants exercised, respectively; there were no warrants issued. The intrinsic value of outstanding warrants at September 30, 2022 and December 31, 2021 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	(87,456)	(2,954)	(90,410)
Outstanding at September 30, 2022	0	6,250,000	6,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2021	689,159

Issued	-
Exercised	-
Outstanding at September 30, 2022	689,159

Note 11 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000 shares at that time) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions will continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended, or truncated by the Company. For the nine months ended September 30, 2022 and 2021, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2022 and December 31, 2021.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of September 30, 2022 and December 31, 2021, 44,748 and 44,748 shares have been repurchased and retired, respectively.

Note 13 - Stockholders’ equity(continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369.35. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2021 include this interest. The Core Q Holdings Asset Value at September 30, 2022 and December 31, 2021 was $20,843 and $18,082 per share, respectively. There is $0 and $0 contingent liability for the Series Q Preferred Stock conversion at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.063 and $0.053, respectively, into an aggregate of 3,639262 and 3,752,930 shares of the Company’s Common Stock, respectively. Because there were net losses for the nine-month period ended September 30, 2022 and December 31, 2021, the shares were anti-dilutive and therefore are not included in the weighted average share calculation for that period.

Note 14 - Term Loan

Term debt as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
Bank of America auto loan, interest at 2.49% per annum, monthly principal and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	$48,738	$61,710

Bank of America auto loan, interest at 2.24% per annum, monthly principal and interest payments of $654, maturing October 2025, collateralized by vehicle.	22,755	28,162

Bank of America auto loan, interest at 2.84% per annum, monthly principal and interest payments of $497, maturing March 2026, collateralized by vehicle.	19,775	-

Total notes payable	91,268	89,872
Less: Current maturities	(29,236)	(23,203)

	$62,031	$66,669

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

There were no outstanding balances due on PPP loans at September 30, 2022 or December 31, 2021.

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

EIDL loan balances at September 30, 2022 consist of the following:

	September 30, 2022	December 31, 2021
July 9, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $12,043 and $8,424 as of September 30, 2022 and December 31, 2021, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 2022, and matures July 2050.	161,943	158,324

Less: Current maturities	(3,343)	-

Long-term portion of economic injury disaster loan	$158,600	$158,324

Interest expense on the EIDL Loan for the three months ended September 30, 2022 and 2021 was $1,501 and $1,449, respectively.

Interest expense on the EIDL Loan for the nine months ended September 30, 2022 and 2021 was $4,418 and $4,260, respectively.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	September 30, 2022	December 31, 2021
Accrued salaries and benefits	$905,864	$881,125
Accrued retirement and other benefits	503,240	508,393
Offset by shareholder advance	(261,653)	(261,653)
	$1,147,451	$1,127,865

As approved by a resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the nine months ended September 30, 2022 and 2021, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan from an officer of WCI, which was reflected as a related party payable at December 31, 2021. On February 15, 2022, the loan plus accrued interest of $1,950 was paid in full.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. On June 17, 2021 and June 5, 2022, Mentor received additional $100,000 and $50,000 loans from its CEO with the same terms as the original loan. Accrued interest on the related party loans was $24,456 and $12,244 at September 30, 2022 and December 31, 2021, respectively. Interest expense on the related party loans for the three months ended September 30, 2022 and 2021 was $5,250 and $4,006 respectively. Interest expense on the related party loans for the nine months ended September 30, 2022 and 2021 was $13,812 and $6,442 respectively.

Note 18 – Commitments and contingencies

G FarmaLabs Limited, a Nevada corporation (“G Farma”) has not made scheduled payments on the finance lease receivable or the notes receivable summarized below since February 19, 2019. All amounts due from G Farma are fully impaired at September 30, 2022 and December 31, 2021. A complete description of the agreements can be found in the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K as filed with the SEC on March 24, 2022.

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

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together, the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities’ interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843%, and added Goya Ventures, LLC as a G Farma Equity Entity. The G Farma Entities failed to perform their obligations under the Equity Purchase and Issuance Agreement and the equity investment was fully impaired at September 30, 2022 and December 31, 2021.

Partner I acquired and delivered manufacturing equipment as selected by the G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired at September 30, 2022 and December 31, 2021.

Note 18 – Commitments and contingencies (continued)

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at September 30, 2022 and December 31, 2021.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (collectively, “G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest is paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25%, commencing February 25, 2021, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors fail to make any monthly payment and have not cured such default within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Settlors.

In August 2022 and September 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. Subsequent to quarter end, the G Farma Settlors failed to make the October 2022 monthly payment and also failed to cure such default within 10 days’ notice from the Company. As a result, $2,000,000 will be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company intends to seek entry of a stipulated judgment against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. See the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K, Footnotes 7 and 8, as filed with the SEC March 24, 2022, for a discussion of the reserve against the finance lease receivable.

For the G Farma notes receivable, we will continue to pursue collection of the settlement payments from the G Farma Settlors for the notes that are fully impaired at September 30, 2022 and December 31, 2021. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at September 30, 2022 and December 31, 2021, from the G Farma Lease Entities and G Farma Lease Guarantors. See the Company’s Annual Report for the period ended December 31, 2021 on Form 10-K, Footnotes 7 and 8, as filed with the SEC March 24, 2022, for a discussion of the reserve against the finance lease receivable.

Note 19 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the cannabis and medical marijuana segment, which includes the cost basis of membership interests of Electrum, the contractual interest in the Electrum legal recovery, and the operation of subsidiaries in the cannabis and medical marijuana sector; and 2) the Company’s long-standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The Company also had small investments in securities listed on the NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022 was exchanged for a NeuCourt SAFE security investment that will be carried at cost, and the investment in NeuCourt that are included in the Corporate, Other, and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended September 30, 2022
Net revenue	$20,168	$1,910,131	$-	$1,930,299
Operating income (loss)	19,507	(314,565)	(126,983)	(422,041)
Interest income	-	-	12,887	12,887
Interest expense	-	10,564	9,719	20,283
Property additions	-	18,334	-	18,334
Depreciation and amortization	-	17,687	520	18,207

Three months ended September 30, 2021
Net revenue	$9,972	$1,482,649	$-	$1,492,624
Operating income (loss)	6,426	196,565	(116,664)	86,327
Interest income	-	-	16,269	16,269
Interest expense	-	9,831	7,333	16,714
Property additions	-	92,013	1,264	93,277
Depreciation and amortization	-	13,570	1,461	15,031

Nine months ended September 30, 2022
Net revenue	$37,659	$5,610,158	$-	$5,647,817
Operating income (loss)	33,079	(360,192)	(727,315)	(1,054,428)
Interest income	-	5	40,632	40,632
Interest expense	-	31,743	26,309	58,052
Property additions	-	46,236	-	46,236
Depreciation and amortization	-	50,283	1,564	51,847
Total assets	737,847	3,536,780	1,566,378	5,841,005

Nine months ended September 30, 2021
Net revenue	$31,176	$4,154,711	$-	$4,185,887
Operating income (loss)	20,876	11,062	(417,644)	(385,706)
Interest income	-	-	49,003	49,003
Interest expense	-	27,421	16,478	43,899
Property additions	-	107,290	1,264	108,554
Depreciation and amortization	-	29,923	4,382	34,305
Total assets	396,907	1,997,786	2,391,748	4,786,441

Note 19 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating loss	$(422,041)	$86,327	$(1,054,428)	$(385,706)
Employee retention credits	-	-	1,350,161	-
Gain (loss) on investments	590	(2,427)	(39,661)	(8,001)
Interest income	12,887	16,269	40,632	49,003
Interest expense	(20,283)	(16,714)	(58,052)	(43,899)
Gain on asset disposals	-	(671)	56,455	761
Paycheck protection program loan forgiveness	-	-	-	10,000
Other income	56,128	4,032	58,026	4,429

Income before income taxes	$(372,719)	$86,816	$353,133	$(373,413)

Note 20 – Subsequent events

On or about September 14, 2022, Electrum and Aurora Cannabis, Inc. settled the Litigation claims and Electrum received CAD $800,000, or approximately USD $584,000, in settlement funds from Aurora Cannabis, Inc. (“Settlement Funds”), which have been placed in escrow. Pursuant to an escrow agreement entered into by and between Electrum, Mentor, and the escrow agent, Mentor was to be paid amounts due and owing to it under the Capital Agreements and Recovery Purchase Agreements from the Settlement Funds before any remaining amounts are to be distributed to Electrum. To date, such payment has not been received. On or about September 20, 2022, the escrow agent resigned and Electrum has refused to agree to a successor escrow agent in accordance with the terms of the escrow agreement.

Subsequent to quarter end, on October 21, 2022, the Company filed suit against the escrow agent, Electrum, and Does 1 through 10, seeking declaratory relief from the California Superior Court in the County of San Mateo that the escrow agent shall either distribute the Settlement Funds or transfer the Settlement Funds to the successor escrow agent, all in accordance with the escrow agreement. The Company is also seeking interest during the period of time that the escrow agent refused to disburse the Settlement Funds and for the Company’s attorneys’ fees and costs incurred in bringing suit.

Subsequent to quarter end, on October 1, 2022, WCI entered into a Multi-Lessee Industrial Net Lease for facilities located in Phoenix, Arizona with 5,603 square feet for an initial lease term of sixty-one months. Monthly base rent will be as follows:

$5,603 for the period October 1, 2022 to September 30, 2023;

$5,827 for the period October 1, 2023 to September 30, 2024;

$6,060 for the period October 1, 2024 to September 30, 2025;

$6,303 for the period October 1, 2025 to September 30, 2026;

$6,555 for the period October 1, 2026 to September 30, 2027;

$6,817 for the period October 1, 2027 to October 31, 2027

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2022 and the results of operations for the nine months ended September 30, 2022 and 2021. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 and 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021.

Corporate Background

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. The Company has since expanded its target industry focus which now includes energy, manufacturing, and management services with the goal of ensuring increased market opportunities.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

WCI is a long standing investment of which the Company owns a 51% interest and is included in the condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021, WCI began services in Dallas. This has led to an increase in selling, general and administrative salaries as WCI positions itself to operate in this new location.

Electrum Partners, LLC (Electrum)

Electrum is a Nevada based consulting, investment, and management company. The Company’s equity interest in Electrum is reported in the condensed consolidated balance sheets as an investment at cost of $194,028 and $194,028 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had approximately 6.69% and 6.69% interest of Electrum’s outstanding equity, respectively.

On October 30, 2018, the Company entered into a secured Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”). As of September 30, 2022 and December 31, 2021, Mentor has provided $196.666 and $196,666, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor will receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”).

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

On or about September 14, 2022, Electrum and Aurora Cannabis, Inc. settled the Litigation claims and Electrum received CAD $800,000, or approximately USD $584,000, in settlement funds from Aurora Cannabis, Inc. (“Settlement Funds”), which have been placed in escrow. Pursuant to an escrow agreement entered into by and between Electrum, Mentor, and the escrow agent, Mentor was to be paid amounts due and owing to it under the Capital Agreements and Recovery Purchase Agreements from the Settlement Funds before any remaining amounts are to be distributed to Electrum. To date, such payment has not been received. On or about September 20, 2022, the escrow agent resigned and Electrum has refused to agree to a successor escrow agent in accordance with the terms of the escrow agreement.

Subsequent to quarter end, on October 21, 2022, the Company filed suit against the escrow agent, Electrum, and Does 1 through 10, seeking declaratory relief from the California Superior Court in the County of San Mateo that the escrow agent shall either distribute the Settlement Funds or transfer the Settlement Funds to the successor escrow agent, all in accordance with the escrow agreement. See Note 20 to the condensed consolidated financial statements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and a wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson and MCIP continue their efforts to license or sell their exclusive patent rights in the United States and Canada for THC and CBD cannabis vape pens for various THC and CBD percentage ranges and concentrations. Activity is currently limited to the annual payment of patent maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application, and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent, and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid, and therefore, no capitalized assets related to MCIP are reported on the condensed consolidated financial statements at September 30, 2022 and December 31, 2021.

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

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement by which Mentor exchanged the principal amount and all accrued unpaid interest on the convertible notes for a Simple Agreement for Future Equity (“SAFE”) equal to the same, accumulated amount. The SAFE will be reported at cost.

On July 22, 2022, the Company sold $989 of the SAFE Purchase Amount to a third party. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.13% of the issued and outstanding NeuCourt shares at September 30, 2022.

Mentor Partner I, LLC

On September 19, 2017, the Company formed Mentor Partner I, LLC (“Partner I”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner I was subsequently reorganized under the laws of the State of Texas. In 2018 and 2019, Mentor contributed $1,010,326 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Amendments expanded the Lessee under the agreement to include G FarmaLabs Limited and G FarmaLabs DHS, LLC (collectively referred to as “G Farma Lease Entities”). The finance leases resulting from this investment have been fully impaired at September 30, 2022 and December 31, 2021. Management considers collection on the leases to be unlikely, see Note 18 to the condensed consolidated financial statements.

Mentor Partner II, LLC

On February 1, 2018, the Company formed Mentor Partner II, LLC (“Partner II”), a California limited liability company, as a wholly owned subsidiary of Mentor. Partner II was subsequently reorganized under the laws of the State of Texas. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended see Note 8 to the condensed consolidated financial statements. On March 12, 2019, Mentor agreed to use Partner II’s earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease, see Note 8 to the condensed consolidated financial statements. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369.35. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. See Note 8 to the condensed consolidated financial statements.

Overview

The Company expanded its target industry focus from its investment in WCI and investments in the medical marijuana and social use cannabis sector to include energy, manufacturing, and management services with the goal of ensuring increased market opportunities. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Business Segments

We generally manage our operations through two operating segments, our legacy cannabis segment that we are seeking to divest and our long-standing investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas to reduce their facilities’ operating costs. Mentor has expanded its target industry focus which now includes energy, manufacturing, and management services, with the goal of ensuring increased market opportunities.

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

Results of Operations

Three Months Ended September 30, 2022, compared to Three Months Ended September 30, 2021

Revenues

Revenue for the three months ended September 30, 2022 was $1,930299 compared to $1,492,624 for the three months ended September 30, 2021 (“the prior year period”), an increase of $437,675 or 29.3%. This increase is due to a $427,482 increase in WCI service fees and a $10,193 increase in Partner II finance lease revenue.

Gross profit

Gross profit for the three months ended September 30, 2022 was $439,587 compared to $488,584 for the prior year period. Cost of goods sold relate to WCI. WCI experienced gross profit of $466,981 or 24.5% of revenue for the three months ended September 30, 2022, compared to $478,609 or 32.3% for the prior year period, a decrease of ($11,628) with a decrease of (7.83%) in gross profit as a percentage of revenue. Partner II had gross profit of $20,168 for the three months ended September 30, 2022 as compared to $9,975 in the prior year period. Partner I did not have revenue for the three months ended September 30, 2022 and 2021.

The decrease in WCI gross profit percentage was due to an increase in gas costs of 2.5%, an increase in salary and related costs of 2.6%, an increase in disposal costs of 2.0% and an increase in other cost of goods sold of 0.7% as a percentage of revenue in the current year period.

The increase in Partner II gross profit over the prior year period was due to the recognition of deferred revenue upon Pueblo West’s exercise of lease prepayment option and purchase of the manufacturing equipment leased from Partner II.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2022 was $861,628 compared to $402,257 for the prior year period, an increase of $459,371. We experienced an increase of $420,000 in management fees, an increase of $17,351 in professional fees, an increase of $11,022 in phone costs, and increase in other selling, general and administrative expenses of $10,998, for the three months ended September 30, 2022 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $49,322 for the three months ended September 30, 2022 compared to $489 for the prior year period, an increase of $48,834. The increase is primarily from other income of $56,128, an increase on gain (loss) on investments of $3,017, and an increase in gain (loss) on equipment disposals of $671, partially offset by a decrease in interest income of ($2,427), and an increase in interest expense of ($3,569) .

Net results

The net result for the three months ended September 30, 2022 was net loss attributable to Mentor of (238,824) or ($0.010) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($3,390) or ($0.000) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine months Ended September 30, 2022, compared to Nine months Ended September 30, 2021

Revenues

Revenue for the nine months ended September 30, 2022 was $5,647,817 compared to $4,185,887 for the nine months ended September 30, 2021 (“the prior year period”), an increase of $1,461,930 or 34.9%. This increase is due to a $1,455,447 increase in WCI service fees, and a $6,483 increase in finance lease revenue in the current period as compared to the prior year period.

Gross profit

Gross profit for the nine months ended September 30, 2022 was $1,723,437 compared to $1,303,612 for the prior year period. Cost of goods sold relates to WCI. WCI experienced gross profit of $1,746,212 or 31.1% of revenue for the nine months ended September 30, 2022, compared to $1,276,462 or 30.7% for the prior year period, an increase of $469,750 with an increase of 0.4% as a percentage of revenue. Partner II had gross profit of $37,659 for the nine months ended September 30, 2022 as compared to $31,176 for the prior year period, an increase of $6,482.

Although WCI implemented a price increase to customers in January 2022, the costs of sales increased as well, resulting in a small decrease to WCI gross profit percentage of (0.4%). The decrease in WCI cost of sales was due to a decrease in salary and related costs of (1.7%), and a decrease in disposal costs of (1.1%), partially offset by an increase in gas costs of 2.2% and an increase in other cost of sales of 0.2% as a percentage of WCI revenue in the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2022 were $2,777,865 compared to $1,689,317 for the prior year period, an increase of $1,088,546. We recorded a $73,000 allowance on customer sales taxes receivable, which was partially offset by a decrease of ($20,000) in our allowance for customer trade receivables. We also experienced an increase of $722,500 in management fees, an increase in professional fees of $364,400, and an increase in other selling, general and administrative costs of $4,571, partially offset by a decrease of ($15,529) in salaries and related costs, and a decrease of ($40,396) in outside services, for the nine months ended September 30, 2022 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $1,407,561 for the nine months ended September 30, 2022 compared to $12,293 for the prior year period, an increase of $1,395,268. Of the increase, $1,350,161 is due to an employee retention tax credit, $55,694 is due to increased gain on equipment disposals, and $53,597 is due to an increase in other income, partially offset by a ($31,660) decrease in gain (loss) on investments, a ($8,371) decrease in interest income, a ($14,153) increase in interest expense, and a decrease of ($10,000) related to prior year PPP Loan forgiveness that was not experienced in the current year period.

Net results

The net result for the nine months ended September 30, 2022 was net loss attributable to Mentor of ($23,976) or ($0.001) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($366,934) or ($0.016) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2022 we had cash and cash equivalents of $1,437,318 and working capital of $994,411.

Operating cash inflows in the nine months ended September 30, 2022 was $1,160,594, including $305,443 of net income, increased by non-cash depreciation and amortization of $51,847, non-cash amortization on right of use assets of $147,419, non-cash bad debt expense of $53,000, a decrease in accrued interest of $86,325, losses on investments of $751, a decrease in operating assets of $10,148, and an increase in operating liabilities of $619,909, partially offset by a gain on disposal of assets of ($26,168), non-cash amortization of discount on investment in account receivable of ($38,754), gain on long-term investments of ($41,326), and an increase in deposits of ($8,000).

Cash outflows from investing activities in the nine months ended September 30, 2022 were ($66,708) due to purchase of property and equipment of ($24,733) and down payments on right of use assets of ($42,675), partially offset by proceeds from investment in receivable of 700.

Net outflows from financing activities during the nine months ended September 30, 2022 were ($110,507) consisting of payment on related party payable of ($21,950), payments on long-term debt of ($21,085) and payments on finance lease liability of ($131,818), partially offset by proceeds from related party loan of $50,000, and proceeds of $14,346 from warrants converted to common stock.

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

For the nine months ended September 30, 2022, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2021. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 will be immediately added to the amount payable by the G Farma Settlors.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022 and September 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. Subsequent to quarter end, the G Farma Settlors failed to make the October 2022 monthly payment and also failed to cure such default within 10 days’ notice from the Company. As a result, $2,000,000 will be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company intends to seek entry of a stipulated judgment against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2022, and the years ended December 31, 2021 and 2020, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

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

As of September 30, 2022, the Company had 22,941,357 outstanding shares of its Common Stock trading at approximately $0.05 per share. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 689,159 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the third quarter of 2022 or in fiscal 2021.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 15.09% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of September 30, 2022, Mr. Billingsley owned approximately 8.87% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 15.09% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws, technologies, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to invest in companies that develop and enhance products and services offered in the energy, manufacturing, management services, and dispute resolution industries. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Item 3. Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)
4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)
10.1	NeuCourt, Inc. Exchange Agreement dated July 15, 2022
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: November 10, 2022	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: November 10, 2022	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-55-