Form 10-K
period 2022-12-31
Mentor Capital, Inc.
filed 2023-03-28
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $917,654. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 27, 2023, there were 22,941,357 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-K regarding the potential future impact of inflation, interest rate increases, tax increases, recession, climate regulation, the COVID-19 outbreak, economic sanctions, cybersecurity risks, and the outbreak of war in Ukraine on the Company’s business and results of operations are forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impact Related to COVID-19 and Global Economic Factors:” Moreover, due to our past investments in the cannabis-related industry or other industries, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-K to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

2

MENTOR CAPITAL, INC.

PART I

Item 1. Business.

Corporate History and Background

Mentor Capital, Inc. (“Mentor” or “the Company”), which reincorporated under the laws of the State of Delaware in September 2015, was founded as an investment partnership in Silicon Valley, California by the current CEO in 1985. The Company was originally incorporated under the laws of the State of California in 1994 as Main Street Athletic Clubs, Inc. and operated a small chain of athletic clubs, a trucking company, and food companies, among other things. On September 12, 1996, our Offering Statement was qualified pursuant to Regulation A under Section 3(b) of the Securities Act of 1933 and on March 12, 1997 we began to trade publicly. In 1997, the Company changed its name to Main Street AC, Inc. and merged with a group of approximately fifteen oil and gas partnerships which proved to be unsuccessful. In 1998 we entered a Chapter 11 bankruptcy reorganization in the Northern District of California due to a need to decrease oil and gas related debt in excess of asset value.

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

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2022 and 2021, no warrants were redeemed.

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

In 2009, the Company began focusing its investing activities in leading-edge cancer companies. In early 2013, in response to government limitations on reimbursement for highly technical and expensive cancer treatments, and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. On August 29, 2013, the Company began to divest of its cancer assets and focus future investments in the medical marijuana and cannabis sector. The Company has since expanded its target industry focus which now includes energy, manufacturing, and management services with the goal of ensuring increased market opportunities for investment.

Electrum Partners, LLC

On November 18, 2022, following the filing of a declaratory relief action, Mentor received $459,990 from Electrum Partners, LLC (“Electrum”) in consolidated settlement of one equity, one recovery purchase, and two secured capital agreements, which were accounted for as set forth hereinbelow. Prior to the settlement, the Company had an equity interest in Electrum which was carried at cost of $194,028 at September 30, 2022 and $194,028 at December 31, 2021, respectively. On November 18, 2022, Electrum repaid $63,324 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company had 0 and 6,198 Electrum membership interest units and a 0% and 6.69% equity interest in Electrum at December 31, 2022 and 2021, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”). As of September 30, 2022, and December 31, 2021, Mentor had provided $196,666 and $196,666, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor was to receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On November 18, 2022, Electrum repaid $196,666 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the filing of the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum. Under the Capital Agreement, on the payment date, Electrum will pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the filing of the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. On November 1, 2021, the parties also amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increasing the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. Under the Security Agreement, all liabilities and investments owed to Mentor from Electrum were secured by all of the tangible and intangible assets of Electrum. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the filing of the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. See Note 10 to the consolidated financial statements.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD cannabis vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continued its efforts to obtain exclusive licensing rights in the United States for THC and CBD vape pens for various THC and CBD percentage ranges and concentrations. Activity in has been limited to payment of patent application maintenance fees in Canada. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020, the United States patent was issued. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent and on September 22, 2020, the Canadian patent was issued. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP patents represented on the consolidated financial statements at December 31, 2022 and 2021.

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

Principal and unpaid interest on the Notes could have been converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. On June 13, 2022, the Company sold $2,160.80 in note principal to a third party, thereby reducing the principal face value of the note to $47,839.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement by which Mentor exchanged the principal amount and all accrued unpaid interest on the convertible notes for a Simple Agreement for Future Equity (“SAFE”) equal to the same, accumulated amount. The SAFE will be reported at cost.

On July 22, 2022, the Company sold $989 of the SAFE Purchase Amount to a third party. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party, thereby reducing the aggregate outstanding SAFE Purchase Amount to $83,756. See Note 7.

Subsequent to year end, on January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company. See Note 23.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000. This represents approximately 6.127% of the issued and outstanding NeuCourt shares at December 31, 2022. NeuCourt is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”), with operations in Washington that had planned operations in California under two temporary licenses pending completion of its Desert Hot Springs, California, location. Under the Agreement the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Subsequent to the initial investment, the Company executed eight addenda. Addendum II through Addendum VIII increased the aggregate principal face amount of the two notes to $1,100,000 and increased the combined monthly payments on the notes to $10,239 per month beginning March 15, 2019 with a balloon payment on the notes of approximately $894,172 due at maturity. G Farma had not made scheduled payments on the notes receivable since February 19, 2019 and the notes were fully reserved at December 31, 2022 and 2021. See Note 8 to the consolidated financial statements.

On March 14, 2019, the Company was notified by G Farma that, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for the closure.

On April 24, 2019, the Company was informed that certain G Farma assets at G Farma’s corporate location, including equipment leased to G Farma by Mentor Partner I, LLC valued at approximately $427,804, were impounded by the City of Corona on or around February 22, 2019. This event significantly impacted G Farma’s financial position and its ability to make payments under the finance leases receivable and notes receivable due to the Company. See Note 9 to the consolidated financial statements. G Farma has not made scheduled payments on the finance lease receivable or the notes receivable since February 19, 2019, and Company management feels it is unlikely we will recover the full amounts due us.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,670 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable. The remaining finance lease receivable balance of $803,399 and $803,399 is fully impaired at December 31, 2022 and 2021, respectively. See Note 9 to the consolidated financial statements.

In 2019, we fully impaired G Farma notes receivable of $1,045,051, accrued interest of $28,680, and our investment in the G Farma contractual interest in legal recovery of $600,002. The Company’s equity investment in G Farma Entities, previously valued at $41,600, was also impaired and reduced to $0. At December 31, 2022 and 2021, these investments remain fully impaired.

On May 28, 2019, Mentor Capital, Inc. and Mentor Partner I, LLC filed a complaint against the G Farma Entities and three guarantors to the G Farma agreements, described herein and in Note 20, in the Superior Court of California in the County of Marin. The Company was primarily seeking monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements, among other things.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors fail to make any monthly payment and have on two occasions not cured such default within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 should be added to the amount payable by the G Farma Settlors.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 are included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. Payments received are treated as recovery of bad debt and reported as other income in the consolidated income statements, see Notes 8 and 9. We will continue to pursue collection from the G Farma Settlors over time.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of acquisition and investment. On September 25, 2020, a limited liability company named Mentor Partner I, LLC (“Partner I Texas”) was organized under the laws of the State of Texas. A member-approved merger between Partner I and Partner I Texas was approved by the California and Texas Secretaries of State, and became effective February 17, 2021, with Partner I Texas as the surviving entity. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. During the years ended December 31, 2022 and 2021, Mentor withdrew capital of $0 and $52,800, respectively, from Partner I. Partner I did not have any sales revenue for the years ended December 31, 2022 or 2021. Interest income recognized from Partner I finance leases for the years ended December 31, 2022 and 2021, was $0 and $0, respectively. The finance leases resulting from this investment have been fully impaired as of December 31, 2022 and 2021, due to circumstances described in Note 9 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. The entity was originally organized as a limited liability under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of investing and acquisition. On September 25, 2020, a limited liability company named Mentor Partner II, LLC (“Partner II Texas”) was organized under the laws of the State of Texas. A merger between Partner II and Partner II Texas was approved by the California and Texas Secretaries of State, and became effective February 17, 2021, with Partner II Texas as the surviving entity. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West Organics, LLC (“Pueblo”), under a Master Equipment Lease Agreement, dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. See Note 9 to the condensed consolidated financial statements. During the years ended December 31, 2022 and 2021, Mentor withdrew capital of $326,893 and $124,281, respectively, from Partner II. During the year ended December 31, 2022 and 2021, Partner II recognized finance revenue of $37,659 and $40,764, respectively.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor for in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Overview

The Company continues to shift its target industry focus, to include energy, manufacturing, and management services. The Company goal is ensuring increased market opportunities. Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to accounting and audits, for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Competition

We face formidable competition in every aspect of our business. There are many companies that are interested in investing in target companies, similar to our focus, energy, manufacturing, management services, many of which are well-funded companies.

Employees

Mentor and its subsidiaries combined have 91 full-time employees. Mentor relocated its corporate office from Ramona, California, to Plano, Texas in September 2020 and has 2 full-time employees. The corporate office employees rely heavily on outside CPA, payroll, tax, facilities, corporate counsel, and other professional support to provide administrative support for WCI, MCIP, Partner I, Partner II, and TWG operations.

WCI has 66 full-time employees in Phoenix, Arizona, 19 full-time employees in San Antonio and Austin, Texas, 2 full-time employees in Houston, Texas, and 2 full-time employees in Dallas, Texas.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the years ended December 31, 2022 and 2021, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. The Company may seek to recover unused funds from its affiliated entities, sell one or more investments that management has determined are at the end of their lifecycle or no longer fit within the Company’s desired focus, or raise additional capital to fund its operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern. However, the Company has 6,250,000 Series D warrants outstanding in which the Company can reset the exercise price below the current market price. Similarly, the Company could, with Board and shareholder approval which might take some time, reverse split the stock to raise the stock price above the warrant exercise price which may, when completed, place these warrants “in the money”. The warrants are specifically not affected and do not split with the shares in the event of a reverse split, nor does the exercise price thereof change. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

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

As of December 31, 2022, the Company had 22,941,357 outstanding shares of its Common Stock trading at approximately $0.045. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. Existing shareholders may suffer dilution if any warrants are exercised as a result of the Company’s partial redemption offering. There were no warrant redemptions in 2022 or 2021.

We have operated in a turbulent market populated by businesses that are highly volatile.

The U.S. market for cannabis products is highly volatile. While several of our investments were in cannabis-related entities and we believe that it has been an exciting and growing market, many companies involved in cannabis products and services used to be involved in illegal activities, some still are, and many of them operate in unconventional ways. Some of these differences which represent challenges to us include not keeping appropriate financial records, inexperience with business contracts, not having access to customary business banking or brokerage relationships, not having quality manufacturing relationships, and not having customary distribution arrangements. Any one of these challenges, if questioned and not managed well, could materially adversely impact our business. To date, some of our investments in cannabis-related businesses have not turned out well.

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

We may have to work harder to introduce rigor in our transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations we may have to work harder to satisfy good business practices. Entities and persons operating in private industry may be unaccustomed to entering into lengthy written agreements or keeping financial records according to GAAP or reading or interpreting the tax and sales tax code conservatively. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations including their obligations associated with employee retention tax credit and economic injury disaster loan programs with which they have agreed in written contracts. We have experienced or may experience differences of this manner with several different entities with whom we do business, including several entities which failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of Mr. Billingsley could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we substantially rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals that we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees and the services of outside professionals as needed, we will be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of 14.38% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of February 22, 2023, Mr. Billingsley owned approximately 8.16% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 14.38% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

There is a limited market for our Common Stock.

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Several of our past investments were in cannabis-related businesses which open us up to further scrutiny by brokers before they will accept our shares. Freely trading shares of even fully reporting OTCBQ companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

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

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws and technologies, marketing efforts, extensive research, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to invest in companies that develop and enhance products and services offered in the energy, manufacturing, management services, or cannabis markets. As a result, we expect to continue to make investments in our partners and subsidiaries to promote further engineering, research, and development. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under California and Delaware law. The managers of Mentor Partner I, LLC and Mentor Partner II, LLC have been indemnified to the maximum extent permitted under California and Texas law, and the managers of TWG, LLC have been indemnified to the maximum extent permitted by Texas law.

The worldwide economy could impact the company in numerous ways.

The effects of negative worldwide economic events, such as the ongoing effects of the COVID-19 outbreak, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, and outbreak of war in Ukraine, may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mentor rented 2,000 square feet of office space for $2,990 per month under a one-year lease in Ramona, California, which expired in September 2020. Mentor relocated to Plano, Texas, in September 2020 and now reimburses facilities costs of $2,456 per month to the property owners, the Billingsley family. Reimbursable facilities costs have not increased since 2020. The Company does not pay rent. The Company’s Ramona rent and facilities costs were formerly $4,408 per month.

Mentor 51% owned subsidiary, WCI, manages its Arizona and Texas businesses from its Phoenix, Arizona location where it leases 5,603 square feet of office and warehouse space pursuant to a Multi-Lessee Industrial Net Lease effected September 15, 2022 for an initial lease term of sixty-one months commencing on October 1, 2022. Monthly base rent will be $5,603 for the period October 1, 2022 to September 30, 2023, $5,827 for the period October 1, 2023 to September 30, 2024, $6,060 for the period October 1, 2024 to September 30, 2025, $6,303 for the period October 1, 2025 to September 30, 2026, $6,555 for the period October 1, 2026 to September 30, 2027, and $6,817 for the period October 1, 2027 to October 31, 2027. Commencing on October 1, 2022, WCI will also pay its monthly pro rata share (3.89% of total rental square footage estimated at $1,289 per month or $0.23 per square foot per month) on the annual common area operating expenses and common area improvements incurred by the landlord. Previously, WCI managed its Arizona and Texas business from Tempe, Arizona, where it leased approximately 3,000 square feet of office and warehouse space for $2,200 per month under an operating lease that expired in January 2021 and was amended February 18, 2021, to extend the lease through February 2023. The monthly rent under the extended lease was $2,350 per month for the first year of the lease and $2,500 per month for the second year of the lease. On January 1, 2022, WCI also paid its monthly pro rata share (1.90% of total rentable square footage) of the common area operating expenses increase over the common area operating expenses incurred by the landlord in the calendar year 2021. WCI does not have an office or warehouse space in any of its Texas locations.

MCIP, Partner I, Partner II, and TWG office and administrative support are provided by Mentor in its Plano, Texas corporate offices.

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

On January 22, 2020, the Court granted the Company’s motion for writ of possession and preliminary injunction prohibiting defendants from retaining control of or selling leased property. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I which was not impounded by the Corona Police was repossessed by the Company and moved to storage under the Company’s control. All repossessed equipment was sold in 2020. see Note 9 to the consolidated financial statements.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 should be added to the amount payable by the G Farma Settlors.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 8 and 9 for a discussion of the reserve against the finance lease receivable. We will continue to pursue collection from the G Farma Settlors over time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

	High	Low
Quarter Ended December 31, 2022	$0.060	$0.037
Quarter Ended September 30, 2022	$0.085	$0.030
Quarter Ended June 30, 2022	$0.060	$0.035
Quarter Ended March 31, 2022	$0.041	$0.064
Quarter Ended December 31, 2021	$0.105	$0.050
Quarter Ended September 30, 2021	$0.125	$0.093
Quarter Ended June 30, 2021	$0.160	$0.104
Quarter Ended March 31, 2021	$0.270	$0.083
Quarter Ended December 31, 2020	$0.140	$0.070

Holders

As of December 31, 2022, there were approximately 8,542 registered holders of record of our Common Stock. As of December 31, 2022, we had a total of 22,941,357 shares of Common Stock issued and outstanding; 11 shares of Series Q Preferred Stock issued and outstanding; 6,250,000 Series D warrants outstanding which are exercisable for 6,250,000 shares of Common Stock, and 413,512 Series H warrants outstanding which are exercisable for 413,512 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past and do not anticipate that we will pay cash dividends or make distributions in the near future.

Issuer Purchases of Equity Securities

On August 8, 2014, Mentor announced a plan to repurchase 300,000 shares of its outstanding stock. This may be funded by approximately 5% of the Company’s cash and cash provided by current assets and receivables. During the period January 1, 2021 through December 31, 2022, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased under plan	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through December 31, 2021	0	N/A	44,748	255,252
January 1 through December 31, 2022	0	N/A	44,748	255,252
TOTAL	0		44,748	255,252

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not intend to create such a plan in the near future.

Recent Sales of Unregistered Securities

On January 11, 2022, our Chief Executive Officer, Chet Billingsley, exercised 87,456 Series B warrants and 2,954 Series D warrants at $0.11 per share and $1.60 per share, respectively. Mr. Billingsley paid the Company $14,347 in cash. This increased Mr. Billingsley’s share ownership by 90,410 common shares, increased the Company’s outstanding shares to 22,941,357, and decreased the Company’s Series B and Series D outstanding warrants to 0 and 6,250,000, respectively. The sale of 90,410 shares of common stock was made in reliance on 11 U.S.C. § 1145 and Section 3(a)(7) of the Securities Act of 1933, as amended.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2022, and 2021 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. In late 2019, the Company expanded its target industry focus which now includes energy, manufacturing, and management services with the goal of ensuring increased market opportunities for investment. In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Waste Consolidators, Inc.

Waste Consolidators, Inc. (“WCI”) is a long-standing investment of which the Company owns a 51% interest and is included in the consolidated financial statements for the years ended December 31, 2022 and 2021. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. WCI’s waste management and disposal services include waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services in Phoenix, Austin, San Antonio, Houston, and Dallas. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021 began services in Dallas. This has led to an increase in selling, general and administrative expenses as WCI positions itself to operate in these newer locations.

Electrum Partners, LLC

Electrum Partners, LLC (“Electrum”) is a Nevada based cannabis consulting, investment, and management company. On November 18, 2022 Mentor received $459,990 from Electrum in consolidated settlement of one equity, one recovery purchase, and two secured capital agreements. Prior to the settlement, the Company owned a membership equity interest in Electrum which was carried at cost of $194,028 and $194,028 at September 30, 2022 and December 31, 2021, respectively. On November 18, 2022, Electrum repaid $63,324 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company had 0 and 6,198 Electrum membership interest units and a 0% and 6.69% equity interest in Electrum at December 31, 2022 and 2021, respectively.

On October 30, 2018, the Company entered into a Recovery Purchase Agreement with Electrum to purchase a portion of Electrum’s potential recovery in its legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”), as described further in Note 10 to the consolidated financial statements. As of September 30, 2022, and December 31, 2021, Mentor had provided $196,666 and $196,666, respectively, in capital for payment of Litigation costs. In exchange, after repayment to Mentor of all funds invested for payment of Litigation costs, Mentor was to receive 19% of anything of value received by Electrum as a result of the Litigation (“Recovery”). On November 18, 2022, Electrum repaid $196,666 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

On October 31, 2018, Mentor entered into a secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum. Under the Capital Agreement, on the payment date, Electrum agreed to pay Mentor the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. The payment date for the Capital Agreement was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

On January 28, 2019, the Company entered into a second secured Capital Agreement with Electrum and invested an additional $100,000 of capital in Electrum with payment terms similar to the October 31, 2018 Capital Agreement. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. As part of the January 28, 2019 Capital Agreement, Mentor was granted an option to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. Under the Security Agreement, all liabilities and investments owed to Mentor from Electrum were secured by all of the tangible and intangible assets of Electrum. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. See Note 10 to the consolidated financial statements.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to an international patent application for foreign THC and CBD vape pens under the provisions of the Patent Cooperation Treaty of 1970, as amended. R. L. Larson continues its efforts to obtain exclusive licensing rights in the United States for THC and CBD vape pens for various THC and CBD percentage ranges and concentrations. On January 21, 2020, the United States Patent and Trademark Office granted a Notice of Allowance for the United States patent application and on May 5, 2020 the United States patent was issued. On March 23, 2020 MCIP applied for expedited prosecution with the Canadian Intellectual Property Office under the Patent Cooperation Treaty Patent Prosecution Highway Program based on the claims allowed in the corresponding United States patent application. On June 29, 2020, the Canadian Intellectual Property Office granted a Notice of Allowance for the Canada patent application and on September 22, 2020, the Canadian patent was issued. Activity in 2022 and 2021 was limited to payment of patent application maintenance fees in Canada. Patent application national phase maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the consolidated financial statements at December 31, 2022 and 2021.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. as a convertible note receivable. The note bore interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments were required prior to maturity, however, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019 was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On November 5, 2021, the parties amended the note to extend the November 22, 2021 maturity date to November 22, 2023. A warrant to purchase 27,630 shares of NeuCourt common stock at $0.02 per share was issued to Mentor in exchange for the extension of the maturity date. On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bore interest at 5%, originally matured October 31, 2020 and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. Principal and unpaid interest on the Notes could have been converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on maturity of the Note, or (iii) on election of Mentor following NeuCourt’s election to prepay the Note. The Company’s investment in the two convertible notes receivable from NeuCourt, Inc., were recorded at the aggregate principal face amount of $0 and $71,850 plus accrued interest of $0 and $13,225 at September 30, 2022 and December 31, 2021, respectively. On June 13, 2022, the Company sold $2,160.80 of note principal to a third party.

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

Subsequent to year end, on January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company. See Note 23.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000, approximately 6.127% of the issued and outstanding NeuCourt shares at December 31, 2021.

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

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was notified that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, was impounded by the Corona Police, see further description under Mentor Partner I, LLC, below, and Notes 8 and 9 to the consolidated financial statements.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims as discussed in Note 20 to the consolidated financial statements. In August 2022, September 2022, and October 2022 the G Farma Settlors failed to make monthly payments and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. We will continue to pursue collection from the G Farma Settlors over time.

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Notes 1 and 8. Recovery payments of $3,550 and $2,000 are included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on September 19, 2017. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the years ended December 31, 2022 and 2021, Mentor withdrew capital of $0 and $52,800, respectively, from Partner I. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. Partner I did not have any equipment sales revenue for the years ended December 31, 2022 or 2021.

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

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,670 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable. The remaining finance lease receivable balance is fully impaired at December 31, 2022 and 2021. See Note 9 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment leased to Pueblo West under a Second Amendment to the lease. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West See Note 9 to the consolidated financial statements. During the years ended December 31, 2022 and 2021, Mentor withdrew capital of $326,893 and $124,281, respectively, from Partner II.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

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

Critical Accounting Policies

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of majority-owned subsidiaries of 51% or more. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform with current year presentation.

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $11,345,465 as of December 31, 2022. The Company continues to experience negative cash flows from operations.

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

Segment reporting

The Company has determined that there are currently two reportable segments: 1) the historic cannabis and medical marijuana segment and 2) the Company’s legacy investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2022 and 2021.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2022 and 2021, the Company has an allowance for doubtful receivables in the amount of $53,692 and $74,676, respectively.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 5.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2022 and 2021.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

WCI works with business park owners, governmental centers, and apartment complexes to reduce facilities related costs. WCI performs monthly services pursuant to agreements with customers. Customer monthly service fees are based on WCI’s assessment of the amount and frequency of monthly services requested by a customer. WCI may also provide additional services, such as apartment cleanout services, large item removals, or similar services, on an as needed basis at an agreed upon rate as requested by customers. All services are invoiced and recognized as revenue in the month the agreed-on services are performed.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2022 and 2021, respectively. There were 0 and 87,456 potentially dilutive shares outstanding at December 31, 2022 and 2021, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2022 and 2021 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2022 and 2021, nor were any interest or penalties accrued as of December 31, 2022 and 2021. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

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

Results of Operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

Revenues

We had revenue of $7,705,715 and gross profit of $2,226,322 (28.9% gross profit) for the year ended December 31, 2022, versus revenue of $6,010,438 and gross profit of $1,871,653 (31.1% gross profit) for the year ended December 31, 2021, an increase in revenue of $1,695,277 and an increase in gross profit of $354,669. WCI service fee revenue in 2022 increased by $1,643,158 with an increase in gross profit of $360,360. The 28.49% increase in WCI revenue was approximately comprised of i) a historical 10% annual increase in WCI revenue, ii) a 4% overall additional revenue increase due to a 68% increase of Texas revenue, iii) an aggregate 9% increase in inflation fuel and environmental fees with new charges for additional ancillary cleaning services, and iv) a 6% rebound from the suppressed COVID-19 economy, including a major increase in discarded boxes due to an increase of residential delivery of products. We formed Partner I and Partner II for the purpose of specific equipment sales-type financing leases. Finance lease revenue was $37,659 in 2022 compared to $40,764 in 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2022 was $3,851,619 compared to $2,275,989 for the year ended December 31, 2021, an increase of $1,575,630. The increase was due to an increase in WCI management fees of $1,162,000, an increase in WCI bad-debt expense of $33,420, an increase in legal fees of $11,404, and an increase of WCI professional service fees of $337,540.

Other income and expense

Other income and expense, net, totaled $1,272,756 for the year ended December 31, 2022, compared to $157,650 for the year ended December 31, 2021, an increase of $1,115,106. The increase was due to the one time and non-recurring Employee Retention Tax credit of $1,012,621, net of associated filing expenses.

Net results

The net result for the year ended December 31, 2022 was a net loss attributable to Mentor of $471,386 or ($0.021) per Mentor common share compared to a loss attributable to Mentor of $272,848 or ($0.012) per Mentor common share for the year ended December 31, 2021. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio, ideally with companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2022, we had cash of $789,930 and working capital of $764,935. Operating cash outflows during 2022 were $172,590, inflows from investing activities were $356,312, and outflows from financing activities were $192,912. We are evaluating various options to raise additional funds, including loans. See discussion of cash flow changes under the next section, Liquidity and Capital Resources.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2022, we had cash of $789,930 and working capital of $764,935. Operating cash inflows in the year ended December 31, 2022 were $172,590, including ($366,925) of net loss, less gain on equipment disposal of ($26,168), less amortization of discount on our investment in account receivable of ($56,806), plus decrease in accrued interest receivable of ($86,325), plus loss on investment in securities of $833, plus loss on long-term investments of $110,772, plus decrease in operating assets of $107,392, which is partially offset by non-cash depreciation and amortization of $71,257, non-cash amortization of right of use assets of $218,821, bad debt expense of $53,000, and an decrease in operating liabilities of ($10,086). In 2022, WCI received a non-recurring Employee Retention Tax Credit of 50% to 70% of qualified wages paid in certain calendar quarters to employees. The Employee Retention Tax Credit provided a net increase to liquidity of $1,012,621 for the year ended December 31, 2022. This credit was provided in conjunction with WCI’s professional employer organization as applied to WCI leased employees. Absent WCI’s receipt of the Employee Retention Tax Credit, cash outflows of approximately $900,000 may have exceeded working capital, if left unchanged.

Net cash inflows in 2022 from investing activities were $356,312 including, and proceeds from investment in accounts receivable of $42,930, partially, purchases of property and equipment of ($40,609), and down payments on right of use assets of ($42,675).

Net outflows from financing activities in 2022 were ($192,912), including, repayments from related party notes of $50,000, proceeds from warrants converted to common stock of $14,347, offset by payments on long-term debt of ($28,476), payments to related parties notes of ($21,950) and payments on finance lease liability of ($206,833).

We will be required to raise additional funds through financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. During the years ended December 31, 2022 and 2021, we experienced significant operating losses and liquidity constraints. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves substantial doubt as to our ability to continue as a going concern.

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

There were no warrant redemptions in 2022 or 2021.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our consulting chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective October 22, 2020, our former Chief Financial Officer agreed to provide services pursuant to a certain Contract Chief Financial Officer Agreement, her consulting services relating to internal control remained similar until our new arrangement with a new firm, and; she retains her position as Treasurer of the Company’s Board of Directors. Effective January 1, 2023, the Company obtained Chief Financial Officer and Certified Public Accountant services from AccountedFor; consulting services remained similar to that of our former consultant. There have been no other changes in internal control over financial reporting in the years ended December 31, 2022 and 2021.

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

Management, with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages, as of December 31, 2022, are as follows:

Name	Age	Position
Chet Billingsley	70	President and Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors
Lori Stansfield	63	Treasurer and Director
Robert B. Meyer	83	Secretary and Director
David G. Carlile	67	Director and Audit Committee Chair

Chet Billingsley has been our Chief Executive Officer since 1994 and founded the private company predecessor of the Company in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. On March 24, 2022 Mr. Billingsley resigned from Mentor’s Audit Committee. On August 7, 2021, Mr. Billingsley was appointed as Principal Financial Officer. On behalf of the Company, Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and, as CEO, successfully completed the Series 65 examination and briefly was a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point, and a master’s degree in Applied Physics from Harvard University, with concurrent study at Harvard Business School and at MIT. Mr. Billingsley worked at General Electric from January 1979 to June 1985. An avid business writer and promoter of ethical business dealings, Mr. Billingsley wrote “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, served as our Chief Financial Officer between May 27, 2014 and May 14, 2021. On April 9, 2015, Lori was appointed as a director and named our Treasurer. On October 22, 2020, in connection with the Company’s relocation of its corporate headquarters to Plano, Texas, Ms. Stansfield agreed to temporarily continue providing chief financial officer services to the Company as an independent contractor and as our Chief Financial Officer. On May 17, 2021, Lori Stansfield’s services as a contract chief financial officer with Mentor concluded. Ms. Stansfield’s departure from serving as Mentor’s chief financial officer was amicable, and there were no accounting disagreements. Additionally, from October 28, 2021 to November 15, 2022, Ms. Stansfield provided financial oversight and chief financial officer support to assist with the Company’s financial preparation and reporting obligations. Since January 1, 2023, Ms. Stansfield’s consulting role has been limited to providing transitional chief financial officer support to the successor chief financial officer and chief principal accounting firm, AccountedFor. Ms. Stansfield remains the Company’s Treasurer and director; she also continues to be a significant shareholder of the Company. Ms. Stansfield is also the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes and shares of common stock. In addition to the services Ms. Stansfield provides to Mentor Capital, Inc., and her role as Chief Financial Officer of NeuCourt, Inc. Ms. Stansfield currently serves as a consultant to various private and public companies. For six years prior to joining Mentor, Ms. Stansfield was Director of Audit Services for Robert R. Redwitz & Co., in San Diego, California. She has taught, written about, managed, audited, and prepared financial statements during the past thirty years. She graduated magna cum laude in accounting from the University of Colorado in Denver and where she also received a master’s degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Robert B. Meyer, was named Secretary of the Board of Directors on April 9, 2015. He previously held a director position between January 11, 2000 and August 27, 2003 and later returned to this role on April 29, 2012. As the largest outside shareholder, Mr. Meyer has been a senior professional voice in the Company’s management for over 19 years. Mr. Meyer was the founder, publisher, and editor of a business magazine, Barter News, which went into print in 1979. In 2003, he began a monthly newsletter called The Competitive Edge. He was one of the first charter inductees of the International Reciprocal Trade Association’s “Barter Hall of Fame,” and he has twice addressed the American Countertrade Association, a prestigious organization of Major Fortune 500 companies who countertrades in billions of dollars annually. As a business founder, Mr. Meyer brings his knowledge and business understanding to Board discussions. Mr. Meyer is a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots, and Milwaukee Brewers from 1960 - 1971. Mr. Meyer has no affiliated or conflicting outside business interests.

David G. Carlile was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee and named Audit Committee Chairman. He has served as a consultant and advisor to corporate and financial executives for over 35 years. From 1979 to 1996, Mr. Carlile served in several managerial roles at Atlantic Richfield Company, where he was involved in operations, financial analysis, and acquisitions. Between 1996 to 2000, Mr. Carlile was Executive VP, Director, and General Manager of a division of Savage Industries, Inc. where he was also involved with financial analysis and acquisitions. He has been the President of Carlile Enterprises, Inc. for over 20 years and he served as the Vice President of Marketing and Sales with Lighthouse Resources from 2012 through May 2016. Mr. Carlile received his Bachelor of Science in Mining Geology from the Imperial College, University of London, in 1977. He also received a master’s degree in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

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

Audit Committee

On May 6, 2017, a resolution was unanimously adopted by the Board to create an audit committee, and the following board members were appointed to serve on the committee: Stan Shaul, who was a former board member, David Carlile, and Chet Billingsley. It was further resolved that David Carlile serve as the chairman of the Company’s Audit Committee. On May 15, 2021, due to his employer’s acquisition by a prominent public company, Mr. Shaul tendered his resignation effective May 15, 2021. Due to the acquisition, Mr. Shaul was no longer able to serve as a board member or audit committee member of Mentor Capital or any other public company. Due to his non-independent status, effective with the filing date of Mentor’s 2021 Annual Report on Form 10-K, April 15, 2021, Mr. Billingsley resigned as an Audit Committee member. On March 19, 2022, the Board approved the Company’s Audit Committee Charter and reappointed David Carlile to serve as the Company’s sole Audit Committee Member to be effective as of the filing date of Mentor’s 2021 Form 10-K, April 15, 2021. Our Audit Committee Charter may be found on Mentor’s website at https://ir.mentorcapital.com/corporate-governance.

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

The Audit Committee had one meeting in 2021 and one meeting in 2022. Both meetings were attended by all Audit Committee members.

Membership of the Audit Committee

The Audit Committee shall be comprised of one to five directors as determined by the Board, of which a majority of the members shall satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and all other regulatory requirements applicable to the Company.

David Carlile, our sole audit committee member as of April 15, 2021, and Audit Committee Chair is considered independent under the Audit Committee Charter. Mr. Carlile understands fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement. Mr. Carlile has a depth of experience advising private and public companies on mergers and acquisitions from a financial perspective. He is an “audit committee financial expert” as defined under applicable SEC rules. Each Audit Committee member shall continue to be a member as long as they remain directors and until their successors as committee members are elected and qualified or until their earlier death, incapacity, resignation, or removal. Any member may be removed by the Board, with or without cause, and for no cause, at any time. Vacancies on the Audit Committee may be filled by the Board.

The Audit Committee of Mentor Capital, Inc. has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2022. In addition, it has discussed with BF Borgers CPA PC the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, the Audit Committee has received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and has discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, the Audit Committee recommends to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our 51% owned subsidiary, Waste Consolidators, Inc., provides cost-effective, environmentally responsible waste management disposal services in Phoenix, Austin, San Antonio, Houston, and Dallas. WCI assists its customers in managing and reducing excess waste from collection to disposal. It ensures that the property locations of its clients are clean and maintained through its responsible, timely, and environmentally friendly waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services. Additionally, WCI delivers a portion of the waste it collects to facilities that recover, recycle, and reuse waste products to support cleanliness and environmental sustainability.

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer and each other executive officer whose annual compensation exceeded $100,000. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 “Compensation - Stock Compensation.”

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
Chet Billingsley	2022	104,000	(1)	0	0	0	0		13,033	(4)	4,250	(2)	121,283
Chairman, CEO, & Principal Financial Officer	2021	104,000	(1)	0	0	0	0	(3)	60,516	(4)	6,500	(2)	171,016

(1) Base annual salary for the Chief Executive Officer of $104,000 per year plus accrued $12,000 vacation pay and accrued $4,000 sick pay has not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document. In 2021, Mr. Billingsley voluntarily deferred $16,000 of his annual compensation, resulting in a base 2021 annual salary of $88,000. In 2022, Mr. Billingsley received $16,000 in deferred 2021 salary that was previously accrued and reported in 2021 and $104,000 base salary. Mr. Billingsley’s accrued vacation and sick pay is reported as nonqualified deferred compensation.

(2) Mr. Billingsley received compensation for his service as a member of Mentor’s Board of Directors. In the second half of 2021 Board fees for regular quarterly Board meetings were reduced from $2,000 per meeting to $1,000 per meeting. In 2021, Mr. Billingsley attended four regular Board Meetings and was paid $2,000 each for the first two regular Board Meetings, $1,000 each for the other two regular Board Meetings, and $500 for the one annual Audit Committee meeting he attended. Mr. Billingsley was paid $1,000 for his attendance at the four regular quarterly Board meetings and $250 for his attendance at annual Audit Committee meeting held in 2022.

(3) The CEO earns an incentive fee and a bonus which are payable in cash upon a merger, resignation, or termination or in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization on a high watermark basis, based on the bid price of the Company’s stock beyond the book value at confirmation of the reorganization, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1.00 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the reorganization. This incentive was authorized in 1998 and confirmed in 2000 under the Company’s Plan of Reorganization.

(4) In 2022, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $13,033. This consisted of $3,589 accrued medical and life insurance, $4,077 accrued sick, $12,231 accrued vacation, $8,664 accrued officer severance, and $2,404 interest on officer relocation, less a reduction on accrued relocation costs of $17,931 due to a reimbursement of the previously accrued costs. In 2021, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $17,893 and Mr. Billingsley was reimbursed for previously accrued relocation costs of $42,623.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley for the year ended December 31, 2022.

Director Name	Fees Earned or Paid In Cash ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Robert B. Meyer	4,000	(1)	0	0	0	0	0	0		4,000
David G. Carlile	4,250	(1)	0	0	0	0	0	0		4,250
Lori J. Stansfield	4,125	(1)	0	0	0	0	0	56,618	(2)	60,743

(1) Each director was paid $1,000 for their attendance at the four regular quarterly Board meetings. Mr. Carlile was paid $250 for his attendance at annual Audit Committee meeting held in 2022. Ms. Stansfield was paid $125 for her attendance at annual Audit Committee meeting held in 2022.

(2) In 2022, Ms. Stansfield provided chief financial officer consulting services to the Company from January 1, 2022 to November 15, 2022. As a result, Ms. Stansfield received $56,618 in professional consulting fees.

Mentor does not currently have any equity incentive plan in place for officers, directors, or employees. As an emerging growth company, we are not required to report pay versus performance.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 27, 2023, which was 22,941,357.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Chet Billingsley 5964 Campus Court Plano, TX 75093	2,381,570	(1, 2)	8.16	%(6)
Common Stock	Robert B. Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	1,303,789	(3)	4.47	%(6)
Common Stock	David G. Carlile 10901 Bullrush Drive Venice, FL 34293	270,908	(4)	0.93	%(6)
Common Stock	Lori Stansfield 903 N Towner Street Santa Ana, CA 92703	240,000	(5)	0.82	%(6)
Common Stock	Directors and Officers as a group	4,282,067		14.38	%(7)

(1) 208,000 of Mr. Billingsley’s shares of Common Stock are held in a Rule 10b5-1 Plan, which has been ongoing and was most recently rolled forward and effective February 15, 2023, under third party control to preclude any directed share sales by him when non-public information is known. Mr. Billingsley’s set sales orders under the Rule 10b5-1 Plan are less than 16,000 shares per week. Rule 10b5-1 sales are expected to continue through the filing of this report. His remaining shares are held in certificate form outside of a brokerage account and are not immediately available for sale.

(2) In addition to 334,296 shares of Common Stock, Mr. Billingsley also holds 2,047,274 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series D warrants.

(3) In addition to 864,834 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Meyer has not exercised any of these Series D warrants.

(4) In addition to 268,408 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $1.60 per share. As of the date of this Annual Report on Form 10-K, Mr. Carlile has not exercised any of these Series D warrants.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2021, and December 31, 2022, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

Mr. Billingsley acts as both the Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors of the Company. Ms. Stansfield acts as Treasurer of the Board of Directors of the Company, and from time to time she provides professional financial consulting services to the Company. Mr. Meyer acts as the Company’s Secretary but is not paid for his role and is not a Company employee. With the exception of Mr. Billingsley and Ms. Stansfield, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the Company. Mr. Carlile is the sole independent director on the Audit Committee.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor for the fiscal years ended December 31, 2022 and 2021.

Fee Category	2022	2021
Audit Fees (1)	$54,300	$54,000
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	-	4,500
All Other Fees (4)	-	-

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2022 or 2021.

(3)	The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All other fees, if any, consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2022 and 2021 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Income Statements for the years ended December 31, 2022 and 2021
●	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
●	Notes to the Financial Statements

Item 16. Form 10–K Summary.

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2022 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 27, 2023	By:	/s/ Chet Billingsley
Chet Billingsley,
Director, Chairman, Chief Executive Officer, and Principal Financial Officer

Directors

Date: March 27, 2023	By:	/s/ Lori Stansfield
Lori Stansfield
Director and Treasurer

Date: March 27, 2023	By:	/s/ David Carlile
David Carlile
Director

Date: March 27, 2023	By:	/s/ Robert Meyer
Robert Meyer
Director and Secretary

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Lakewood, CO
March 27, 2023

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$789,930	$453,939
Investment in securities, at fair value	-	1,009
Accounts receivable, net	633,778	706,418
Other receivable	230,322	33,222
Net finance leases receivable, current portion	-	76,727
Convertible notes receivable, current portion	-	58,491
Prepaid expenses and other current assets	66,000	18,034

Total current assets	1,720,030	1,347,840

Property and equipment
Property and equipment	355,725	299,526
Accumulated depreciation and amortization	(208,847)	(144,480)

Property and equipment, net	146,878	155,046

Other assets
Operating lease right-of-use assets	370,164	41,128
Finance lease right-of-use assets	895,323	645,611
Investment in account receivable, net of discount and current portion	315,309	301,433
Net finance leases receivable, net of current portion	-	229,923
Convertible notes receivable, net of current portion	-	27,834
Contractual interests in legal recoveries	-	396,666
Deposits	25,575	9,575
Long term investments	94,431	205,203
Goodwill	1,426,182	1,426,182

Total other assets	3,126,984	3,283,555

Total assets	$4,993,892	$4,786,441

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2022 and 2021

	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$32,092	$41,278
Accrued expenses	658,743	411,860
Related party payable	-	232,244
Deferred revenue	-	16,308
Economic injury disaster loan – current portion	3,191	-
Finance lease liability - current portion	232,058	167,515
Operating lease liability - current portion	62,861	42,058
Current portion of long-term debt	29,011	23,203
Total current liabilities	1,017,956	934,466

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,153,948	1,127,865
Economic injury disaster loan	157,869	158,324
Finance lease liability, net of current portion	575,852	415,465
Operating lease liability, net of current portion	307,303	4,975
Long term debt, net of current portion	54,865	66,669
Total long-term liabilities	2,249,837	1,773,298
Total liabilities	3,267,793	2,707,764

Commitments and Contingencies (Note 20)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at December 31, 2022 and 2021*	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 22,941,357 and 22,850,947 shares issued and outstanding at December 31, 2022 and 2021	2,294	2,285
Additional paid in capital	13,085,993	13,071,655
Accumulated deficit	(11,345,465)	(10,874,079)
Non-controlling interest	(16,723)	(121,184)
Total shareholders’ equity	1,726,099	2,078,677

Total liabilities and shareholders’ equity	$4,993,892	$4,786,441

*	Par value is less than $0.01

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2022 and 2021

	2022	2021
Revenue
Service fees	$7,668,056	$5,969,674
Finance lease revenue	37,659	40,764

Total revenue	7,705,715	6,010,438

Cost of revenue	5,479,393	4,138,785

Gross profit	2,226,322	1,871,653

Selling, general and administrative expenses	3,851,620	2,275,989

Operating income (loss)	(1,625,298)	(404,336)

Other income and (expense)
Employee retention credits	1,350,161	-
Gain (loss) on investments in securities	(170,418)	1,017
Recovery (impairment) of investments	-	22,718
Interest income	58,730	70,229
Interest expense	(80,199)	(62,392)
Gain on equipment disposal	56,455	86
Paycheck protection program loans forgiven	-	87,122
EIDL grant	-	-
Other income	58,027	38,870

Total other income and (expense)	1,272,756	157,650

Income (loss) before provision for income taxes	(352,542)	(246,686)
Provision for income taxes	14,383	9,780

Net income (loss)	(366,925)	(256,466)
Gain (loss) attributable to non-controlling interest	104,461	16,382

Net income (loss) attributable to Mentor	$(471,386)	$(272,848)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.021)	$(0.012)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,941,357	22,850,947

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2022 and 2021

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balances at December 31, 2020	11	$-	22,850,947	$2,285	$13,071,655	$(10,601,231)	$2,472,709	$(137,566)	$2,335,143

Net income (loss)	-	-	-	-	-	(272,848)	(272,848)	16,382	(256,466)

Balance at December 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of Warrants to Common Stock			90,410	9	14,338		14,347	-	14,347
Net income (loss)	-	-	-	-	-	(471,386)	(471,386)	104,461	(366,925)

Balance at December 31, 2022	11	$-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

*	Par value of Series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366,925)	$(256,466)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	71,257	51,710
Amortization of right of use asset	218,821	147,092
PPP loans forgiven	-	(86,593)
EIDL grant forgiven	-	-
(Gain) loss on equipment disposal	(26,168)	(86)
Bad debt expense	53,000	19,580
Amortization of discount on investment in account receivable	(56,806)	(65,657)
Change in accrued interest income	86,325	(4,287)
(Gain) loss on investment in securities, at fair value	(833)	(842)
(Gain) loss on long-term investments	110,772	(175)
Increase in deposits	(16,000)	-
(Gain) loss on investment in installment receivable	-	(22,718)
Decrease (increase) in operating assets
Finance lease receivable	306,650	69,301
Accounts receivable - trade	19,640	(217,712)
Other receivables	(197,100)	(33,222)
Prepaid expenses and other current assets	(20,231)	3,555
Employee advances	(1,567)	(2,700)
Increase (decrease) in operating liabilities
Accounts payable	(9,186)	22,465
Accrued expenses	(10,675)	170,443
Deferred revenue	(16,308)	110
Accrued salary, retirement, and benefits - related party	26,083	(9,469)
Net cash provided by (used by) operating activities	172,415	(215,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(38,471)
Proceeds from securities sold	176	73,130
Purchase of contractual interest in legal recovery	396,666	(15,137)
Purchases of property and equipment	(40,609)	(62,665)
Proceeds from sale of property and equipment	-	91,881
Down payment on right of use assets	(42,675)	(60,475)
Proceeds from investment in receivable	42,930	117,000
Net cash provided by (used by) investing activities	356,488	105,263

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loans	-	76,593
Payments on paycheck protection program loans	-	-
Proceeds from EIDL loan	-	-
Proceeds from EIDL grant	-	-
Proceeds from related party loan	50,000	200,000
Payments on short term loan from related party	(21,950)	-
Proceeds from warrants converted to common stock	14,347	-
Payments on long-term debt	(28,476)	(90,640)
Payments on finance lease liability	(206,833)	(127,780)

Net cash provided by (used by) financing activities	(192,912)	58,173

Net change in cash	335,991	(52,235)
Beginning cash	453,939	506,174
Ending cash	$789,930	$453,939

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$302,312	$47,128
Cash paid for income taxes	$15,663	$9,940

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$-
Right of use assets acquired through finance lease liability	$431,762	$440,258
Property and equipment acquired via long-term debt	$22,480	$98,700

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The following is a list of subsidiaries of Mentor Capital, Inc. as of December 31, 2022:

Name of Subsidiary	% of ownership	State in which Incorporated
Waste Consolidators, Inc.	51%	Colorado
Mentor IP, LLC	100%	South Dakota
Mentor Partner I, LLC	100%	Texas
Mentor Partner II, LLC	100%	Texas
TWG, LLC	100%	Texas

Mentor’s 51% owned subsidiary, Waste Consolidators, Inc. (“WCI”), was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long-standing investment of the Company since 2003.

Mentor’s 100% owned subsidiaries, Mentor IP, LLC (“MCIP”), Mentor Partner I, LLC, (“Partner I”), Mentor Partner II, LLC (“Partner II”), and TWG, LLC (“TWG”), are headquartered in Plano, Texas.

MCIP holds intellectual property and licensing rights related to one United States and coincident Canadian patent associated with THC and CBD vape pens. Patent maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at December 31, 2022 and 2021.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims on an unpaid finance lease receivable and notes receivable of balances of $803,399 and $1,045,051, respectively, plus accrued interest (“Settlement Agreement”). On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 are included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. We will continue to pursue collection from the G Farma Settlors over time. See Notes 8 and 9.

On September 27, 2022, Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) exercised a lease prepayment option and purchased manufacturing equipment from Partner II for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Originally, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. See Note 9.

On November 18, 2022, following the filing of a declaratory relief action, Mentor received $459,990 from Electrum Partners, LLC (“Electrum”) pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company applied $196,666 to a certain October 30, 2018, Recovery Purchase Agreement, and $200,000 to an October 31, 2018 and January 28, 2019 Capital Agreement. The Company applied the remaining $63,324 to its $194,028 equity interest in Electrum; this resulted in a $130,704 loss on the Company’s investment in Electrum. See Note 10.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. (“NeuCourt”) common stock, representing approximately 6.127% of NeuCourt’s issued and outstanding common stock at December 31, 2022.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $11,345,465 as of December 31, 2022. The Company continues to experience negative cash flows from operations.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Impact Related to COVID-19 and Global Economic Factors

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. As of December 31, 2022, the impact of COVID-19 continues to unfold. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, cybersecurity risks, the outbreak of war in Ukraine, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, collectability of our investment in accounts receivable was impaired by $0 and $116,430 at December 31, 2022 and 2021, respectively, due to a reduction in our estimated collection amount for the 2021 and 2022 annual installment payments which were affected by the COVID-19 pandemic, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter in place orders, and mandatory closures. These actions are being lifted to varying degrees. Supply chain disruptions, inflation, high energy prices, and supply-demand imbalances are expected to continue in 2023. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI has been directly affected by rapid increases to direct costs of fuel, labor, and landfill usage in 2020, 2021, and 2022. WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

According to the Critical Infrastructure Standards released by the Cybersecurity and Infrastructure Security Agency on March 18, 2020, “Financial Services Sector” businesses, like Mentor, are considered “essential businesses.” Because of the financial nature of Mentor’s operations, which consist of oversight of our portfolio companies, accounting, compliance, investor relations, and sales, Mentor’s day-to-day operations were not substantially hindered by remote office work or telework.

We anticipate that current available resources and opportunities will be sufficient for us to execute our business plan for one year after the date these financial statements are issued. The ultimate impact of COVID-19, the outbreak of war in Ukraine, and inflation, interest rate increases, and tax increases on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, including the duration of COVID-19 and the crisis in Ukraine, government responses, and the related length of this impact on the economy, which are uncertain and cannot be predicted at this time.

Segment reporting

The Company has determined that there were currently two reportable segments: 1) the historic cannabis and medical marijuana segment, and 2) the Company’s legacy investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2022 and 2021.

Accounts receivable

Accounts receivables consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2022 and 2021, the Company has an allowance for doubtful receivables in the amount of $53,692 and $74,676, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Investments in debt securities

The Company’s investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc., which were recorded at the aggregate principal face amount of $0 and $71,850 plus accrued interest of $0 and $13,225 at December 31 2022 and 2021, respectively, as presented in Note 7. On June 13, 2022, the Company sold $2,160.80 of note principal to a third party.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Subsequent to year end, on January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, see Note 23.

Investment in account receivable, net of discount

The Company’s investment in account receivable are stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021. Based on management’s estimate of collections, coupled with actual collections On February 15, 2022, we recorded a loss on this investment of $41,930 for the year ended December 31, 2022 and a gain of $22,718 in the year ended December 31, 2021, reflected in other income on the consolidated income statement. See Note 3.

Subsequent to year end, on January 10, 2023, the Company received the 2022 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in 2023, 2024, and 2025. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments. See Note 23.

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

Property, and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three years to five years; furniture and equipment, seven years; and vehicles and trailers, four years to five years. Depreciation on vehicles used by WCI to service its customers is included in cost of goods sold in the consolidated income statements. All other depreciation is included in selling, general and administrative costs in the consolidated income statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note. 5.

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

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases, and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, are classified as operating leases based on expected lease term of 4 years. Fleet vehicle leases entered into beginning January 1, 2019, for which the lease is expected to be extended to 5 years, are classified as finance leases. Our leases have remaining lease terms of 1 month to 48 months. Our fleet finance leases contain a residual value guarantee which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of December 31, 2022 and 2021.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

WCI works with business park owners, governmental centers, and apartment complexes to reduce facilities related costs. WCI performs monthly services pursuant to agreements with customers. Customer monthly service fees are based on WCI’s assessment of the amount and frequency of monthly services requested by a customer. WCI may also provide additional services, such as apartment cleanout services, large item removals, or similar services, on an as needed basis at an agreed upon rate as requested by customers. All services are invoiced and recognized as revenue in the month the agreed-on services are performed.

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 and 7,000,000 as of December 31, 2022 and 2021, respectively. There were 0 and 87,456 potentially dilutive shares outstanding at December 31, 2022 and 2021, respectively.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2022 and 2021 and is not included in calculating the diluted weighted average number of shares outstanding.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2022 and 2021, nor were any interest or penalties accrued as of December 31, 2022 and 2021. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19, we might not receive the 2020 installment or the full 2021 installment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2021. In 2021, the Company reevaluated estimated collections and recorded an investment gain of $22,718. The loss of ($41,930) and gain of $22,718 are reflected in other income on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively. Subsequent to year end, on January 10, 2023, the Company received the 2022 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in 2023, 2024, and 2025. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments. See Note 23.

The April 10, 2015 account receivable is supported by an exchange agreement and consisted of the following at December 31, 2022 and 2021:

	2022	2021
Face value	$403,600	$585,000
Impairment	-	(116,430)
Unamortized discount	(88,291)	(167,137)
Net balance	315,309	301,433
Current portion	-	-
Long term portion	$315,309	$301,433

For the years ended December 31, 2022 and 2021, $56,806 and $65,657 of discount amortization is included in interest income.

Note 4 – Other receivable

Other receivable consisted of the following:

	December 31, 2022	December 31, 2021
Employee retention tax credits	$-	$33,222
Accrued sales tax receivable from customers	237,243	-
Other	(6,921)	-

Total Other receivable	$230,322	$33,222

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

In 2022, WCI received an Employee Retention Tax Credit (“ERTC”) in the amount of $1,350,161, in conjunction with WCI’s professional employer organization’s receipt and application of the same to WCI leased employees. The ERTC was initially established by Section 2301 of Coronavirus Aid, Relief and Economic Security Act of 2020, as amended by Sections 206-207 of the Taxpayer Certainty and Disaster Relief Act and by Division EE of Consolidated Appropriation Act of 2021 and Section 9651 of American Rescue Plan Act of 2021; which is authorized by Section 3134 of the Internal Revenue Code. The Consolidated Appropriation Act of 2021 and American Rescue Plan Act of 2021 amendments to the ERTC program provided eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021, as amended by the Infrastructure Investment and Jobs Act of 2021, which retroactively ended the ERTC program as of September 30, 2021 for all businesses with the exception of recovery startups. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. The credit is taken against an employer’s share of social security tax reported by WCI’s professional employer organization on Form 941-X for each applicable quarter. The receipt of the tax credit is expected to improve WCI’s liquidity due to the effects of the credit. Although WCI’s professional employer organization currently anticipates receiving credits for wages paid in 2020 and the first three quarters of 2021, there can be no assurances that WCI or WCI’s professional employer organization will continue to meet the requirements or that changes in the ERTC regulations including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC, will not be adopted that could reduce or eliminate the benefits that WCI and WCI’s professional employer organization may receive or qualify for.

ERTC income of $1,350,161 and $0 is reflected in other income for the year ended December 31, 2022 and 2021 in the condensed consolidated income statement. WCI received the ERTC based on qualitative information submitted. During the year ended December 31, 2022, $1,350,161 was claimed against current payroll tax liabilities as they became due.

The December 31, 2021, ERTC balance of $33,222, was received by Mentor as a refund in the year of 2022. The balance at December 31, 2022 is $0.

Note 5 - Property and equipment

Property and equipment are comprised of the following at December 31, 2022 and 2021:

	2022	2021
Computers	$31,335	$31,335
Furniture and fixtures	27,374	15,966
Machinery and vehicles	297,016	252,225
	355,725	299,526
Accumulated depreciation and amortization	(208,847)	(144,480)

Net Property and equipment	$146,878	$155,046

Depreciation and amortization expense were $71,257 and $51,710 for the years ended December 31, 2022 and 2021, respectively. Of these amounts, depreciation on WCI vehicles used to service customer accounts is included in cost of goods sold and was $21,204 and $17,650 for the years ended December 31, 2022 and 2021, respectively. All other depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 6 – Lessee Leases

Our operating leases are comprised of office space and office equipment leases. Fleet and vehicle leases entered into prior to January 1, 2019, under ASC 840 guidelines, have 4-year terms and are classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, are expected to be extended to 5-year terms and are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $1,289,714 and $882,081 as of December 31, 2022 and 2021, respectively. Accumulated amortization associated with finance leases was $394,391 and $236,470 as of December 31, 2022 and 2021, respectively.

Lease costs recognized in our consolidated income statements is summarized as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost included in cost of goods	$13,054	$100,222
Operating lease cost included in operating costs	54,571	47,287
Total operating lease cost (1)	67,625	147,509
Finance lease cost, included in cost of goods:
Amortization of lease assets	278,006	151,200
Interest on lease liabilities	39,931	24,719
Total finance lease cost	317,937	175,919
Short-term lease cost	-	-
Total lease cost	$385,562	$323,428

Right of use asset amortization under operating agreements was $223,151 and $146,068 for the years ended December 31, 2022 and 2021.

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term – operating leases	4.75 years	0.95 years
Weighted-average remaining lease term – finance leases	4.63 years	3.83 years
Weighted-average discount rate – operating leases	6.0%	5.7%
Weighted-average discount rate – finance leases	5.5%	3.8%

Finance lease liabilities were as follows:

	December 31, 2022	December 31, 2021
Gross finance lease liabilities	$897,849	$634,192
Less: imputed interest	(89,939)	(51,212)
Present value of finance lease liabilities	807,910	582,980
Less: current portion	(232,058)	(167,515)
Long-term finance lease liabilities	$575,852	$415,465

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Operating lease liabilities were as follows:

	December 31, 2022	December 31, 2021
Gross operating lease liabilities	$428,946	$55,865
Less: imputed interest	(58,782)	(8,832)
Present value of operating lease liabilities	370,164	47,033
Less: current portion	(62,861)	(42,058)
Long-term operating lease liabilities	$307,303	$4,975

Lease maturities are disclosed in Note 15.

Note 7 – Convertible notes receivable

Convertible notes receivable consists of the following at December 31, 2022 and 2021:

	2022	2021
November 22, 2017, NeuCourt, Inc. convertible note receivable included accrued interest of $2,834 at December 31, 2021. The convertible note plus accrued interest of $3,518 was converted to a SAFE investment in NeuCourt as further described in the note below. The note bore interest at 5% per annum, originally matured November 22, 2019, and was extended to mature November 22, 2021, and subsequently to November 22, 2023. Principal and accrued interest were due at maturity. Upon extension, the Company received a cash payment of $2,496 for interest accrued through November 4, 2019. The convertible note and accrued interest were exchanged for a SAFE security as further described below. *	$-	$27,834

The October 31, 2018, NeuCourt, Inc. convertible note receivable included accrued interest of $8,491 at December 31, 2021. The note bore interest at 5% per annum and was to mature on October 31, 2022. Principal and accrued interest were due at maturity. On July 15, 2022, the convertible note and accrued interest of $9,673 were exchanged for a SAFE security as further described below. *	-	58,491

Total convertible notes receivable	-	86,325

Less current portion	-	(58,491)

Long term portion	$-	$27,834

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

*

On July 15, 2022, the convertible notes were exchanged for a Simple Agreement for Future Equity (“SAFE”). Prior to the exchange, the Conversion Price for each Note was the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares to be issued on conversion was the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares consisted of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

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

Subsequent to year end, on January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, see Note 23.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

G Farma has not made scheduled payments on the notes receivable or the G Farma finance lease receivable, described in Note 8, since February 19, 2019. All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019. The notes receivable balances of $1,039,501 and $1,043,531 at December 31, 2022 and 2021, respectively, are fully reserved and reflected in the consolidated balance sheet as $0 and $0 at December 31, 2022 and 2021, respectively.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. See legal proceedings described in Note 20.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 should be added to the amount payable by the G Farma Settlors.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. We will continue to pursue collection from the G Farma Settlors over time.

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Notes 1 and 9. Recovery payments of $3,550 and $2,000 are included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. No payments were received from G Farma in the year ended December 31, 2020.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 9 – Finance leases receivable

Mentor Partner I

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. Partner I did not report equipment sales revenue or lease revenue for the years ended December 31, 2022 or 2021.

As discussed in Notes 1 and 7, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due the Company in the future and the G Farma lease receivable was put on non-accrual status effective April 1, 2019. In 2019 an impairment of $783,880 was recorded. Additional bad debt expense of $0 and $0, recognized for the years ended December 31, 2022 and 2021, respectively, is included in selling, general and administrative expenses in the consolidated income statement.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,569 and sold it to the highest offerors for net proceeds of $348,734, after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims as further discussed in Notes 1 8, and 20.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. See Notes 1, 8, and 20.

Net finance leases receivable from G Farma remain fully impaired at December 31, 2022 and 2021. Payment received under this settlement will first be applied against the notes receivable described in Note 8 and if any additional amounts are recovered, will then be applied against the finance leases receivable.

Net finance leases receivable, non-performing, consists of the following at December 31, 2022 and 2021:

	2022	2021
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases.

On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West.

At December 31, 2021 and September 27, 2022, all Partner II leased equipment under finance leases receivable is located in Colorado.

Performing net finance leases receivable consists of the following at December 31, 2022 and 2021:

	2022	2021
Gross minimum lease payments receivable	$-	$367,505
Accrued interest	-	1,783
Less: unearned interest	-	(62,638)
Finance leases receivable	-	306,650
Less current portion	-	(76,727)
Long term portion	$-	$229,923

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Finance lease revenue recognized on Partner I finance leases for the years ended December 31, 2022 and 2021, was $0 and $0, respectively.

Finance lease revenue recognized on Partner II finance leases for the years ended December 31, 2022 and 2021 was $37,659 and $40,764, respectively.

On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Company’s lease receivable of $87,039, $94,731, $42,976, and $5,177 for 2023, 2024, 2025, and 2026, respectively, reported as of December 31, 2021 and the Company’s interest receivable of $20,391, $10,989, $2,131, and $226 for 2023, 2024, 2025, and 2026, respectively, reported as of December 31, 2021 is no longer applicable. At December 31, 2022, minimum future payments receivable for performing finance leases receivable were $0.

Note 10 - Contractual interests in legal recovery

Electrum was the plaintiff in a certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”). On October 23, 2018, Mentor entered into a Joint Prosecution Agreement among Mentor, Mentor’s corporate legal counsel, Electrum, and Electrum’s legal counsel.

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of September 30, 2022 and December 31, 2021, Mentor invested an additional $96,666 and $96,666, respectively, of capital in Electrum for payment of legal retainers and fees in consideration for an additional nine percent (9%) of the Recovery. On November 18, 2022, Electrum repaid $196,666 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. At December 31, 2022 and 2021, the Recovery Agreement investment was reported in the consolidated balance sheets at $0 and $196,666, respectively

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum agreed to pay Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. Payment was secured by all assets of Electrum. The payment date under the October 31, 2018 Capital Agreement was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. This investment is included at cost of $0 and $100,000 in Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2022 and 2021.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum agreed to pay Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833 for each full month from the date hereof until the payment date. The payment date was the earlier of November 1, 2021, and the final resolution of the Litigation. On November 1, 2021, the parties amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. This investment is included at its $0 and $100,000 cost as part of the Contractual interests in legal recoveries on the consolidated balance sheets at December 31, 2022 and 2021.

In addition, the January 28, 2019 Capital Agreement provides that Mentor may, at any time up to and including 90 days following the payment date, elect to convert its 6,198 membership interests in Electrum into a cash payment of $194,028 plus an additional 19.4% of the Recovery. On November 18, 2022, Electrum repaid $63,324 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company had 0 and 6,198 Electrum membership interest units and 0% and 6.69% equity interest in Electrum at December 31, 2022 and 2021, respectively.

On or about September 14, 2022, Electrum and Aurora Cannabis, Inc. settled the Litigation claims and Electrum received CAD $800,000, or approximately USD $584,000, in settlement funds from Aurora Cannabis, Inc. (“Settlement Funds”), which had been placed in escrow. Pursuant to an escrow agreement entered into by and between Electrum, Mentor, and the escrow agent, Mentor was to be paid amounts due and owing to it under the Capital Agreements and Recovery Purchase Agreements from the Settlement Funds before any remaining amounts are to be distributed to Electrum. However, such payment was not received. On or about September 20, 2022, the escrow agent resigned, and Electrum refused to agree to a successor escrow agent in accordance with the terms of the escrow agreement. On October 21, 2022, the Company filed suit against the escrow agent, Electrum, and Does 1 through 10, seeking declaratory relief from the California Superior Court in the County of San Mateo that the escrow agent shall either distribute the Settlement Funds or transfer the Settlement Funds to the successor escrow agent, all in accordance with the escrow agreement.

On November 18, 2022, Electrum repaid $459,990 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company applied $196,666 to the Recovery Purchase Agreement, $200,000 to the Capital Agreements, and the remaining $63,324 to its $194,028 equity interest in Electrum, resulting in a $130,704 loss on the Company’s investment in Electrum.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

The Company’s interest in the Electrum Partners, LLC legal recovery, carried at cost, at December 31, 2022 and 2021 is summarized as follows:

	2022	2021
October 30, 2018 Recovery Purchase Agreement*	$-	$196,666
October 31, 2018 secured Capital Agreement*	-	100,000
January 28, 2019 secured Capital Agreement*	-	100,000
Total Invested	$-	$396,666

*	On November 18, 2022, Electrum repaid $459,990 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent. The Company applied $196,666 to the Recovery Purchase Agreement and $200,000 to the Capital Agreements. The remaining $63,324 was applied to the Company’s former equity interest in Electrum.

Note 11 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2020	$34,826	$-	$381,529	$1,000	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	842	-	-	175	-
Purchases, issuances, sales, and settlements
Purchases	38,470	-	15,137	-	-
Issuances	-	-	-	-	-
Sales	(73,129)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2021	1,009	$-	$396,666	$1,175	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	(833)	-	-	(500)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	83,756-
Issuances	-	-	-	-	-
Sales	(176)	-	-	-	-
Settlements	-	-	(396,666)	-	(194,028)
Balance at December 31, 2022	$-	$-	$-	$675	$93,756

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Prior to December 31, 2022, the Company sold its remaining shares of NASDAQ listed company stock. At December 31, 2022. The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at December 31, 2022 were $0.

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2022	2021
Net gains and losses recognized during the period on equity securities	$833	$842

Less: Net gains (losses) recognized during the period on equity securities sold during the period	833	1,470

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$-	$(628)

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

All Series A and Series C warrants were exercised by December 31, 2014. On January 11, 2022, Mr. Billingsley exercised his 87,456 Series B warrants in exchange for 87,456 shares of the Company’s Common Stock. As a result, all Series B warrants were exercised on January 11, 2022. Exercise prices in effect at January 1, 2015 through December 31, 2022 for Series D warrants were $1.60.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC with regard to a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were cancelled pursuant to a Settlement Agreement. As of December 31, 2022, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

As of December 31, 2022, and 2021, the weighted average contractual life for all Mentor warrants was 15.5 years and 16.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the years ended December 31, 2022 and 2021, no warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at December 31, 2022 and 2021 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2020	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	87,456	2,954	90,410
Outstanding at December 31, 2022	-	6,250,000	6,250,000

Series E, F, G and H warrants were issued for investment banking and advisory services during 2009. Series E, F and G warrants were exercised in 2014. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were cancelled pursuant to a Settlement Agreement. As of December 31, 2022, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2020	689,159
Issued	-
Exercised	-
Outstanding at December 31, 2021	689,159
Issued	-
Canceled	275,647
Exercised	-
Outstanding at December 31, 2022	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and be priced on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be periodically recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, suspended, or truncated by the Company. For the years ended December 31, 2022 and 2021, no warrants were redeemed.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2022 and 2021.

Note 14 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2022, and 2021, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. Therefore, the Core Q Holdings at December 31, 2022 and 2021 include this interest. The Core Q Holdings Asset Value at December 31, 2022 and 2021 was $20,843 and $18,082 per share, respectively. There is no contingent liability for the Series Q Preferred Stock conversion at December 31, 2022 and 2021.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

At December 31, 2022 and 2021, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.047 and $0.053, respectively, into an aggregate of 4,874,525 and 3,752,930 shares of the Company’s Common Stock, respectively. Because there were net losses for the years ended December 31, 2022 and 2021, these shares were anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Note 15 – Lease commitments

We have entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery, and vehicles, see Note 6. The following summarizes our lease liability maturities for operating and finance leases:

Maturity of lease liabilities Year ending December 31,	Finance leases	Operating leases
2023	270,911	83,376
2024	240,983	86,091
2025	205,655	88,917
2026	123,513	91,860
2027	56,786	78,702
Total	897,849	428,946

Less: Present value discount	(89,939)	(58,782)
Total lease liabilities	$807,910	$370,164

Note 16 – Term Loan

Term debt as of December 31, 2022 and 2021 consists of the following:

	2022	2021
Bank of America auto loan, interest at 2.84% per annum, monthly principal, and interest payments of $497, collateralized by vehicle.	$18,427	$-

Bank of America auto loan, interest at 2.49% per annum, monthly principal, and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	44,529	61,710

Bank of America auto loan, interest at 2.24% per annum, monthly principal, and interest payments of $654, maturing October 2025, collateralized by vehicle.	20,920	28,162

Total notes payable	83,876	89,872
Less: Current maturities	(29,011)	(23,203)

	$54,865	$66,669

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

May 5, 2020, loan from Republic Bank of Arizona to Waste Consolidators, Inc., revised December 1, 2020. The note bore interest at 1% per annum, with monthly principal and interest payments of $560 beginning December 15, 2020. Loan was forgiven by SBA on March 16, 2021. PPP loan balances at December 31, 2022 and 2021 consisted of $0 and $0.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

EIDL loan balance at December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
July 7, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $11,160 and $8,424 as of December 31, 2022 and 2021, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning January 7, 2023, and matures July 7, 2050.	$161,060	$158,324

Less: Current maturities *	(3,191)	-

Long-term portion of economic injury disaster loan	$157,869	158,324

*	All payments in 2021 will offset accrued interest incurred in the deferral period and therefore the current maturity of principal is $0 at December 31, 2021.

Interest expense on the EIDL Loan for the year ended December 31, 2022 and 2021 was $5,763 and $5,722, respectively.

Note 18 – Accrued salary, accrued retirement, and incentive fee – related party

The Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows at December 31, 2022 and 2021:

	2022	2021
Accrued salaries and benefits	$914,072	$881,125
Accrued retirement and other benefits	501,529	508,393
Offset by shareholder advance	(261,653)	(261,653)
	$1,153,948	$1,127,865

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2022 and 2021, the incentive fee expense was $0 and $0, respectively.

Note 19 – Related party transactions

The Company had outstanding liabilities for related party loans, which were due on demand, as follows at December 31, 2022 and 2021:

	2022	2021
Loan from WCI officer, including interest of $350 and $1,600 at February 15, 2022 and December 31, 2021, respectively. The note was fully paid off on February 15, 2022. The note bore interest at 8% per annum and was due on demand.	$-	$21,600

Loans from Mentor CEO, including interest of $17,380 and $10,644 at December 1, 2022 and December 31, 2021, respectively. The notes were fully paid off on December 1, 2022. The notes bore interest at 7.6% per annum compounded quarterly and were due within thirty days of demand.	$-	210,644
	$-	$232,244

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 20 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, and 9, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, as well as actions for an injunction to recover leased property, to recover collateral under a security agreement, and to collect from guarantors on the agreements. Due to uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Note 8.

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

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement requires the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest are paid in full. Interest on the unpaid balance shall initially accrue at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and shall be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors fail to make any monthly payment and have not cured two such defaults within 10 days of notice from the Company, the parties have stipulated that an additional $2,000,000 should be added to the amount payable by the G Farma Settlors.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company is requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. We will continue to pursue collection from the G Farma Settlors over time.

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Notes 1, 8, and 9. Recovery payments of $3,550 and $2,000 are included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. No payments were received from G Farma in the year ended December 31, 2020.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments recovered will be reported as Other income in the consolidated income statements. See Note 9 for a discussion of the reserve against the finance lease receivable.

For G Farma notes receivable we will continue to pursue collection of the settlement payments from the G Farma Settlors, its affiliates, and the guarantors of the various G Farma note purchase agreements that are fully impaired at December 31, 2022 and 2021; see Note 8. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at December 31, 2022 and 2021, from the G Farma Settlors, Lease Entities, and G Farma Lease Guarantors, see Note 9.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 21 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments; 1) the historic cannabis and medical marijuana segment which includes the cost basis of our former membership interests of Electrum, the former contractual interest in the Electrum legal recovery, the settlement payments receivable from G Farma and its co-defendants, the former finance lease payments receivable from Pueblo West to Partner II, the operation of subsidiaries Mentor IP and Partner I in the cannabis and medical marijuana sector, and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022 was exchanged for a NeuCourt SAFE security investment that will be carried at cost, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facilities Operations Related	Corporate, Other, and Eliminations	Consolidated
2022
Net sales	$37,659	$7,670,641	$(2,585)	$7,705,715
Operating income (loss)	32,909	(830,098)	(828,109)	(1,625,298)
Interest income	-	5	58,725	58,730
Interest expense		46,321	33,878	80,199
Total assets	1,000	3,302,931	1,689,961	4,993,892
Property additions	-	63,089	-	63,089
Fixed asset depreciation and amortization	-	69,176	2,081	71,257

2021
Net sales	$40,764	$5,969,674	$-	$6,010,438
Operating income (loss)	26,849	95,336	(526,521)	(404,336)
Interest income	-	3	70,226	70,229
Interest expense	-	38,330	24,062	62,392
Total assets	900,484	2,240,047	1,645,910	4,786,441
Property additions	-	160,102	1,264	161,366
Fixed asset depreciation and amortization	-	45,936	5,744	51,710

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2022 and 2021, as presented in the consolidated income statements:

	2022	2021
Operating loss	$(1,625,298)	$(404,336)
Employee retention tax credit (WCI)	1,350,161	-
Realized gain (loss) on investments in securities	(170,418)	1,017
Impairment of investments	-	22,718
Interest income	58,730	70,229
Interest expense	(80,199)	(62,392)
Gain (loss) on equipment disposals	56,455	86
PPP loan forgiven	-	87,122
EIDL Grant	-	-
Other income	58,027	38,870
Income before income taxes	$(352,542)	$(246,686)

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 22 – Income tax

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consist of the following:

	2022	2021
Current:
Federal	$-	$-
State	14,383	9,780
	14,383	9,780
Deferred:
Federal	107,700	(500,400)
State	18,300	(150,000)
Change in valuation	126,000	650,400
Total provision (benefit)	$14,383	$9,780

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2022, the Company had approximately $8,100,000 of federal net operating loss carryforwards of which approximately $4,600,000 can be carried forward indefinitely and the remaining balance will expire in between 2024 and 2025. The Company has a California net operating loss carryforward of approximately $6,500,000 that begins expiring in 2024. Mentor relocated to Texas in September 2020 and the Company’s ability to utilize the California net operating loss carryforwards is dependent on future generation of California taxable income.

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory corporate income tax rate of 21% and 21% in 2022 and 2021 to net income (loss) before income taxes for the years ended December 31, 2022 and 2021 as a result of the following:

	2022	2021
Net income (loss) before taxes	$(352,542)	$(246,686)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(74,034)	(51,804)
Permanent differences and other	200,034	702,204
Change in valuation	(126,000)	(650,400)
Federal income tax provision	$-	$-

The significant components of deferred income tax assets as of December 31, 2022 and 2021 after applying enacted corporate income tax rates are as follows:

	2022	2021
Net Operating Losses carried forward	$1,908,200	$2,409,400
Capital Losses carried forward	371,700	577,000
Deferred officer bonus and other	62,000	2,300
Valuation allowance	(2,341,900)	(2,988,700)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2018 to 2021 are subject to examination

Note 23 – Subsequent events

Subsequent to year end, on January 10, 2023, the Company received the 2022 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in 2023, 2024, and 2025. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments. See Note 3.

Subsequent to year end, on January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity (“SAFE”), a security providing for conversion of the SAFE into shares of NeuCourt common or preferred stock at some future date under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company. As of January 20, 2023, the Company owned SAFEs in the aggregate face amount of $93,756. See Note 7.

.

