Form 10-Q
period 2023-03-31
Mentor Capital, Inc.
filed 2023-05-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At May 12, 2023, there were 22,941,357 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, the COVID-19 outbreak, economic sanctions, cybersecurity risks, potential banking crises, future weakness in the credit markets, increased rates of default and bankruptcy, and the outbreak of war in Ukraine on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments in the cannabis-related industry or other industries, we may be subject to heightened scrutiny, and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$862,992	$789,930
Accounts receivable, net	725,570	633,778
Other receivable	87,021	230,322
Prepaid expenses and other current assets	96,327	66,000

Total current assets	1,771,910	1,720,030

Property and equipment
Property and equipment	355,725	355,725
Accumulated depreciation and amortization	(223,293)	(208,847)

Property and equipment, net	132,432	146,878

Other assets
Operating lease right-of-use assets	354,964	370,164
Finance lease right-of-use assets	1,212,026	895,323
Investment in account receivable, net of discount and current portion	204,573	315,309
Security Deposit	25,575	25,575
Long term investments	104,431	94,431
Goodwill	1,426,182	1,426,182

Total other assets	3,327,751	3,126,984

Total assets	$5,232,093	$4,993,892

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	March 31,	December 31,
	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$27,305	$32,092
Accrued expenses	541,131	658,743
Economic injury disaster loan, current portion	12,895	3,191
Finance lease liability, current portion	225,738	232,058
Operating lease liability, current portion	64,484	62,861
Current portion of long-term debt	30,266	29,011
Total current liabilities	901,819	1,017,956

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,160,446	1,153,948
Economic injury disaster loan, net of current portion	147,170	157,869
Finance lease liability, net of current portion	894,995	575,852
Operating lease liability, net of current portion	290,480	307,303
Long term debt, net of current portion	46,811	54,865
Total long-term liabilities	2,539,902	2,249,837
Total liabilities	3,441,721	3,267,793

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at March 31, 2023 and December 31, 2022 *	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,941,357 and 22,941,357 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,294	2,294
Additional paid in capital	13,085,993	13,085,993
Accumulated deficit	(11,394,877)	(11,345,465)
Non-controlling interest	96,962	(16,723)
Total shareholders’ equity	1,790,372	1,726,099
Total liabilities and shareholders’ equity	$5,232,093	$4,993,892

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Service fees	$2,175,135	$1,839,880

Finance lease revenue	-	9,018

Total revenue	2,175,135	1,848,898

Cost of sales	1,260,601	1,149,015

Gross profit	914,534	699,883

Selling, general and administrative expenses	841,920	668,507

Operating income (loss)	72,614	31,376

Other income and (expense)
Gain (loss) on investments	-	(42,680)
Interest income	6,660	14,353
Interest expense	(18,959)	(18,207)
Gain (loss) on ROU asset disposal	-	26,168
Other income (expense)	12,118	1,500

Total other income and (expense)	(181)	(18,866)

Income (loss) before provision for income taxes	72,433	12,510

Provision for income taxes	8,160	13,570

Net income (loss)	64,273	(1,060)

Gain (loss) attributable to non-controlling interest	113,685	91,599

Net income (loss) attributable to Mentor	$(49,412)	$(92,659)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.002)	$(0.004)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,941,357	22,941,357

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at December 31, 2021	11	-	22,850,947	$2,285	$13,071655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of warrants to common stock	-	-	90,410	9	14,337	-	14,346	-	14,346

Net income (loss)	-	-	-	-	-	(92,659)	(92,659)	91,599	(1,060)

Balances at March 31, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,966,738)	$2,121,548	$(29,585)	$2,091,963

Balance at December 31, 2022	11	-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Net income (loss)	-	-	-	-	-	(49,412)	(49,412)	113,685	64,273

Balances at March 31, 2023	11	$-	22,941,357	$2,294	$13,085,993	$(11,394,877)	$1,693,410	$96,962)	$1,790,372

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$64,273	$(1,060)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	14,446	15,890
Amortization of right of use asset	95,169	36,656
(Gain) loss on asset disposal	-	(26,168)
Amortization of discount on investment in account receivable	(6,564)	(13,470)
Increase in accrued investment interest income	-	(878)
Loss on investment in securities at fair value	-	250
(Gain) loss on long-term investments	-	42,430
Finance leases receivable	-	19,662
Accounts receivable – trade	(91,792)	(30,447)
Other receivables	143,301	14,153
Prepaid expenses and other current assets	(32,322)	(8,268)
Employee advances	1,995	1,150
Increase (decrease) in operating liabilities
Accounts payable	(4,787)	(9,746)
Accrued expenses	(118,607)	55,830
Deferred revenue	-	(1,136)
Accrued salary, retirement, and benefits - related party	6,498	6,700

Net cash provided by (used by) operating activities	71,610	101,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(5,422)
Purchases of investment securities	(10,000)	-
Down payments on right of use assets	-	(4,280)
Proceeds from investment in receivable	117,300	100

Net cash (used by) investing activities	107,300	(9,602)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Three Months Ended
	Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants converted to common stock	-	14,346
Payments on related party payable	-	(21,950)
Payments on long-term debt	(6,799)	(5,294)
Payments on finance lease liability	(99,049)	(42,339)

Net cash used by financing activities	(105,848)	(55,237)

Net change in cash	73,062	36,709

Beginning cash	789,930	453,939

Ending cash	$862,992	$490,648

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$12,737	$11,553

Cash paid for income taxes	$3,568	$1,730

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$-

Right of use assets acquired through finance lease liability	$411,872	$46,760

Property and equipment acquired through long-term debt	-	22,480

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

The Company’s broad target industry focus includes energy, staffing, facilities operations, and management services with the goal of ensuring increased market opportunities.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long-standing investment of the Company since 2003.

Mentor’s 100% owned subsidiaries, Mentor IP, LLC (“MCIP”), Mentor Partner I, LLC, (“Partner I”), Mentor Partner II, LLC (“Partner II”), and TWG, LLC (“TWG”), are headquartered in Plano, Texas.

MCIP holds intellectual property and licensing rights related to one United States and one Canadian patent associated with THC and CBD vape pens. Patent application and national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at March 31, 2023 and December 31, 2022.

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

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. No recovery payments have received since October 11, 2022. We will continue to pursue collection from the G Farma Settlors over time. See Notes 8 and 18.

Note 1 - Nature of operations (continued)

On September 27, 2022, Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) exercised a lease prepayment option and purchased manufacturing equipment from Partner II for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Originally, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. See Note 8.

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

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. (“NeuCourt”) common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at March 31, 2023.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $11,394,877 as of March 31, 2023. The Company continues to experience negative cash flows from operations.

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

Note 2 - Summary of significant accounting policies (continued)

Management’s plans include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19 and Global Economic Factors

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, potential banking crises, the outbreak of war in Ukraine, future weakness in the credit markets, increased rates of default and bankruptcy, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. . For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter-in-place orders, and mandatory closures. These actions are being lifted to varying degrees. Supply chain disruptions, inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2023. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI has been directly affected by rapid increases to direct costs of fuel, labor, and landfill usage in 2020, 2021, 2022, and 2023. WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

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

The Company has taken preventative measures to protect itself from potentially malicious cyber wiper malware attacks in response to the “Shields Up” February 26, 2022, Cybersecurity and Infrastructure Security Agency warning following Russia’s February 24, 2022 invasion of Ukraine. Management continually monitors for cybersecurity threats and preventative measures taken by the Company are ongoing.

We anticipate that current cash and associated resources will be sufficient to execute our business plan for the next twelve months. The ultimate impact of COVID-19, the outbreak of war in Ukraine, and inflation, interest rate increases, tax increases, and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, including the duration of COVID-19 and the crisis in Ukraine, government responses, and the related length of this impact on the economy, which are uncertain and cannot be predicted at this time.

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

Recent Accounting Standards

From time to time, the FASB, or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standard Codifications (“ASCs”) are communicated through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

There were no accounting pronouncements issued during the three months ended March 31, 2023, that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. However, due to the March 10, 2023 Silicon Valley Bridge Bank, N.A. collapse, followed by the March 12, 2023 collapse of Signature Bridge Bank, N.A., and the subsequent acquisitions by First–Citizens Bank & Trust Company and Flagstar Bank, N.A., the Company will continue to monitor its accounts and the banking sector for potential financial institution risk.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2023 and December 31, 2022.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2023 and December 31, 2022, the Company has an allowance for doubtful receivables in the amount of $51,959 and $53,692, respectively.

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

Investments in debt securities

At March 31, 2023 and December 31, 2022, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, the all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At March 31, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively. See Note 7.

Investment in account receivable, net of discount

The Company’s investments in accounts receivable are stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2021, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, 3 to 5 years; furniture and equipment, 7 years; and vehicles and trailers, 4 to 5 years. Depreciation on vehicles used by WCI to service its customers is included in cost of goods sold in the consolidated income statements. All other depreciation is included in selling, general and administrative costs in the consolidated income statements.

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

Note 2 - Summary of significant accounting policies (continued)

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31, and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of March 31, 2023 and December 31, 2022.

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

For each finance lease, the Company recognized as a gain the amount equal to (i) the net investment in the finance lease less (ii) the net book value of the equipment at the inception of the applicable lease. At lease inception, we capitalized the total minimum finance lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, if any, and the initial direct costs related to the lease, less unearned income. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

The Company, through its subsidiaries, was the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contained an element of dealer profit and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reported the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrued interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease.

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

Note 2 - Summary of significant accounting policies (continued)

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 6,700,000 and 6,700,000 as of March 31, 2023 and December 31, 2022, respectively. There were no potentially dilutive shares outstanding at March 31, 2023 and December 31, 2022.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2023 and 2022 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2021. In 2021, the Company reevaluated estimated collections and recorded an investment gain of $22,718. The loss of ($41,930) and gain of $22,718 were reflected in other income on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively.

On February 16, 2022, subject to effecting certain agreed upon payment changes, the parties agreed to modify the terms of the installment payments and the Company retained annual payments of $100,000 for the remaining four years of the agreement and an additional $100 per month through the end of the agreement term. The modification was accounted for using the same original discount rate, and a loss of $0 and $41,930 was recognized in the quarter ended March 31, 2023 and 2022.

On January 10, 2023, the Company received the 2022 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in late 2023, 2024, and 2025. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments.

The investment in account receivable consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Face value*	$286,300	$403,600
Unamortized discount	(81,727)	(88,291)
Net balance	204,573	315,309
Current portion	-	-
Long term portion	$204,573	$315,309

*	On January 10, 2023, the Company received the 2022 annual installment payment of $117,000. The Company applied the $117,000 to the face value of its investment in account receivable. Additionally, the Company reduced the face value of its investment in account receivable by an additional $100 per month in January, February, and March 2023.

For the three months ended March 31, 2023, and 2022, $6,456 and $13,470 of discount amortization is included in interest income, respectively.

Note 4 – Other receivable

Other receivables consisted of the following:

	March 31, 2023	December 31, 2022
Employee retention tax credits	$-	$-
Accrued sales tax receivable from customers*	93,942	237,243
Other	(6,921)	(6,921)

Total Other receivable	$87,021	$230,322

*	At December 31, 2022 management estimated that WCI’s accrued sales tax receivable was $237,243 out of the remaining $285,128 that WCI was entitled to collect at year end. At March 31, 2023, WCI received $143,301 from WCI customers and management estimates that an additional $93,942 in accrued sales tax will be received from WCI clients.

In 2022, WCI received an Employee Retention Tax Credit (“ERTC”) in the amount of $1,350,161, in conjunction with WCI’s professional employer organization’s receipt and application of the same to WCI leased employees. The ERTC was initially established by Section 2301 of Coronavirus Aid, Relief and Economic Security Act of 2020, as amended by Sections 206-207 of the Taxpayer Certainty and Disaster Relief Act and by Division EE of Consolidated Appropriation Act of 2021 and Section 9651 of American Rescue Plan Act of 2021; which was authorized by Section 3134 of the Internal Revenue Code. The Consolidated Appropriation Act of 2021 and American Rescue Plan Act of 2021 amendments to the ERTC program provided eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. The credit is taken against an employer’s share of social security tax after WCI’s professional employer organization files applicable amended quarterly tax filings on Form 941-X for each applicable quarter. The receipt of the tax credit improved WCI’s liquidity in 2022, due to the effects of the credit. WCI’s professional employer organization’s qualification and application of credits for wages paid in 2020 and 2021 does not grant assurances that WCI or WCI’s professional employer organization will continue to meet the requirements or that changes in the ERTC regulations including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC, will not be adopted that could reduce or eliminate the benefits that WCI and WCI’s professional employer organization may receive or qualify for.

At December 31, 2021, an ERTC balance of $33,222, was received by Mentor as a refund in the first nine months of 2022. ERTC income of $0 is reflected in other income for the three months ended March 31, 2023 and 2022 in the condensed consolidated income statements.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	March 31, 2023	December 31, 2022
Computers	$31,335	$31,335
Furniture and fixtures	27,374	27,374
Machinery and vehicles	297,016	297,016
	355,725	355,725
Accumulated depreciation and amortization	(223,293)	(208,847)

Net Property and equipment	$132,432	$146,878

Note 5 - Property and equipment (continued)

Depreciation and amortization expense were $14,446 and $15,890 for the three months ended March 31, 2023 and 2022, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $1,606,417 and $1,289,714 as of March 31, 2023, and December 31, 2022, respectively. Accumulated amortization associated with finance leases was $471,149 and $394,391 as of March 31, 2023, and December 31, 2022, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost included in cost of goods	$-	$7,964
Operating lease cost included in operating costs	22,179	7,200
Total operating lease cost (1)	22,179	15,164
Finance lease cost, included in cost of goods:
Amortization of lease assets	76,768	47,416
Interest on lease liabilities	14,483	6,929
Total finance lease cost	91,251	54,345
Short-term lease cost	-	-
Total lease cost	$113,430	$69,509

(1)	Right of use asset amortization under operating agreements was $15,199 and $12,488 for the three months ended March 31, 2023 and 2022, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases	4.75 years	4.75 years
Weighted-average remaining lease term – finance leases	3.73 years	4.63 years
Weighted-average discount rate – operating leases	6.0%	6.0%
Weighted-average discount rate – finance leases	6.9%	5.5%

Note 6 – Lessee Leases (continued)

Finance lease liabilities were as follows:

	March 31, 2023	December 31, 2022
Gross finance lease liabilities	$1,268,848	$897,849
Less: imputed interest	(148,115)	(89,939)
Present value of finance lease liabilities	1,120,733	807,910
Less: current portion	(225,738)	(232,058)
Long-term finance lease liabilities	$894,995	$575,852

Operating lease liabilities were as follows:

	March 31, 2023	December 31, 2022
Gross operating lease liabilities	$437,219	$428,946
Less: imputed interest	(82,255)	(58,782)
Present value of operating lease liabilities	354,964	370,164
Less: current portion	(64,484)	(62,861)
Long-term operating lease liabilities	$290,480	$307,303

Lease maturities were as follows:

Maturity of lease liabilities

12 months ending March 31,	Finance leases	Operating leases
2022	$225,738	$64,484
2023	306,365	71,279
2024	290,463	78,611
2025	226,040	86,511
2026	72,127	54,077
Total	1,120,733	354,964
Less: Current maturities	(225,738)	(64,484)
Long-term liability	$894,995	$290,480

Note 7 – Convertible notes receivable

On November 22, 2017, the Company invested $25,000 in NeuCourt, Inc. (“NeuCourt”) as a convertible note receivable. The note bore interest at 5% per annum, originally matured November 22, 2019, and was amended to extend the maturity date to November 22, 2021. No payments were required prior to maturity. However, at the time the November 22, 2017 note was extended, interest accrued through November 4, 2019, was remitted to Mentor. As consideration for the extension of the maturity date for the $25,000 note, a warrant to purchase up to 25,000 shares of NeuCourt common stock at $0.02 per share was issued to Mentor.

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

On July 15, 2022, the November 22, 2017 and October 31, 2018 convertible notes were exchanged for a Simple Agreement for Future Equity (“SAFE”). Prior to the exchange, the Conversion Price for each Note was the lower of (i) 75% of the price paid in the Next Equity Financing, or the price obtained by dividing a $3,000,000 valuation cap by the fully diluted number of shares. The number of Conversion Shares to be issued on conversion was the quotient obtained by dividing the outstanding principal and unpaid accrued interest on a Note to be converted on the date of conversion by the Conversion Price (the “Total Number of Shares”), The Total Number of Shares consisted of Preferred Stock and Common Stock as follows: (i) That number of shares of Preferred Stock obtained by dividing (a) the principal amount of each Note and all accrued and unpaid interest thereunder by (b) the price per share paid by other purchasers of Preferred Stock in the Next Equity Financing (such number of shares, the “Number of Preferred Stock”) and (ii) that number of shares of Common Stock equal to the Total Number of Shares minus the Number of Preferred Stock.

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

Note 7 – Convertible notes receivable (continued)

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At March 31, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

Note 8 – Finance leases receivable

Partner I

Net finance leases receivable from G Farma remain fully impaired at March 31, 2023 and December 31, 2022. Finance lease revenue recognized on Partner I finance leases at March 31, 2023 and December 31, 2022 was $0 and $0, respectively. See Note 18.

Net finance leases receivable, non-performing, consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. Therefore, the Company’s lease receivable of $87,039, $94,731, $42,976, and $5,177 for 2023, 2024, 2025, and 2026, respectively, reported as of December 31, 2021 and the Company’s interest receivable of $20,391, $10,989, $2,131, and $226 for 2023, 2024, 2025, and 2026, respectively, reported as of December 31, 2021 is no longer applicable. At December 31, 2022, minimum future payments receivable for performing finance leases receivable were $0. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. At March 31, 2023 and December 31, 2022, Partner II recognized finance revenue of $0 and $37,659, respectively.

Note 9 - Contractual interests in legal recoveries

Interest in Electrum Partners, LLC legal recovery

Electrum was the plaintiff in a certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Cannabis Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”). See Note 10 in the Company’s Annual Report for the period ended December 31, 2022 on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2023 for a discussion regarding the Company’s former interest in the Litigation.

On November 18, 2022, Electrum repaid $459,990 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company applied $196,666 to the Recovery Purchase Agreement, $200,000 to the Capital Agreements, and the remaining $63,324 to its $194,028 equity interest in Electrum, resulting in a net $130,704 loss on the Company’s March 12, 2014 and April 27, 2017 equity investments in Electrum at December 31, 2022.

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	(833)	-	-	(833)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	(176)	-	-	-	-
Settlements	-	-	(396,666)	-	(194,028)
Balance at December 31, 2022	$-	$-	$-	$675	$93,756

Total gains or losses
Included in earnings (or changes in net assets)	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	10,000
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at March 31, 2023	$-	$-	$-	$675	$103,756

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

The exercise price in effect at January 1, 2015 through March 31, 2023 for the Series D warrants is $1.60.

Note 11 - Common stock warrants (continued)

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were cancelled pursuant to a Settlement Agreement. As of March 31, 2023, and December 31, 2022, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of March 31, 2023, and December 31, 2022, the weighted average contractual life for all Mentor warrants was 15.3 years and 15.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the three months ended March 31, 2022, there were 87,456 Series B and 2,954 Series D warrants exercised and there were no warrants issued. During the three months ended March 31, 2023 there were zero Series B and Series D warrants exercised there were no warrants issued. The intrinsic value of outstanding warrants at March 31, 2023 and December 31, 2022 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	(87,456)	(2,954)	(90,410)
Outstanding at December 31, 2022	-	6,250,000	6,250,000
Issued	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2023	-	6,250,000	6,250,000

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

Series H $7.00 exercise price
Outstanding at December 31, 2021	689,159
Issued	-
Canceled	275,647
Exercised	-
Outstanding at December 31, 2022	413,512
Issued	-
Exercised	-
Outstanding at March 31, 2023	413,512

Note 11 - Common stock warrants (continued)

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the three months ended March 31, 2023, and 2022, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2023 and December 31, 2022.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of March 31, 2023, and December 31, 2022, 44,748 and 44,748 shares have been repurchased and retired, respectively.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2021 include this interest. The Core Q Holdings Asset Value at March 31, 2023 and December 31, 2022 was $20,843 and $20,843 per share, respectively. There is $0 and $0 contingent liability for the Series Q Preferred Stock conversion at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.055 and $0.047, respectively, into an aggregate of 4,168,610 and 4,874,525 shares of the Company’s Common Stock, respectively. Because there were net losses for the three-month period ended March 31, 2023 and December 31, 2022, the shares were anti-dilutive and therefore are not included in the weighted average share calculation for that period.

Note 14 - Term Loan

Term debt as of March 31, 2023 and December 31, 2022 consists of the following:

	March 31, 2023	December 31, 2022
Bank of America auto loan, interest at 2.49% per annum, monthly principal, and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	$17,115	$18,427

Bank of America auto loan, interest at 2.24% per annum, monthly principal, and interest payments of $654, maturing October 2025, collateralized by vehicle.	40,903	44,529

Bank of America auto loan, interest at 2.84% per annum, monthly principal, and interest payments of $497, maturing March 2026, collateralized by vehicle.	19,059	20,920

Total notes payable	77,077	83,876
Less: Current maturities	(30,266)	(29,011)

	$46,811	$54,865

Note 15 – Economic Injury Disaster Loan

On July 7, 2020, WCI received an Economic Injury Disaster Loan (“EIDL”) in the amount of $149,900 through the Small Business Administration (“SBA) pursuant to Section 7(b) of the Small Business Act, Section 1110 of the Coronavirus Aid, Relief, and Economic Security Act, which was further amended by the Paycheck Protection Program and Health Care Enhancement Act. The loan is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, initially required monthly installment payments of $731 beginning July 2021, and matures July 2050. In March 2021 and March 2022, respectively, the SBA extended the deferment period for payments and extended the initial payment until January 7, 2023. During the deferment period, interest continued to accrue and four early monthly payments of $800 were accepted by the SBA prior to the January 7, 2023 initial payment date.

EIDL loan balances at March 31, 2023 consist of the following:

	March 31, 2023	December 31, 2022
July 7, 2020, WCI received an additional Economic Injury Disaster Loan, including accrued interest of $12,565 and $11,160 as of March 31, 2023 and December 31, 2022, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 7, 2022, and matures July 7, 2050.	160,065	161,060

Less: Current maturities	(12,895)	(3,191)

Long-term portion of economic injury disaster loan	$147,170	$157,869

Interest expense on the EIDL Loan for the three months ended March 31, 2023 and 2022 was $1,405 and $1,444, respectively.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	March 31, 2023	December 31, 2022
Accrued salaries and benefits	$922,276	$914,072
Accrued retirement and other benefits	499,823	501,529
Offset by shareholder advance	(261,653)	(261,653)
	$1,160,446	$1,153,948

As approved by a resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2023 and 2022, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan, which bore interest at 8% per annum, from an officer of WCI, which was reflected as a related party payable at December 31, 2021. On February 15, 2022, the loan plus accrued interest of $1,950 was paid in full.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bears interest at 7.8% per annum compounded quarterly and is due upon demand. On June 17, 2021 and June 5, 2022, Mentor received an additional $100,000 and $50,000 loans from its CEO with the same terms as the original loan. On December 1, 2022, the loans plus accrued interest of $17,380 and $10,644 at December 1, 2022 and December 31, 2021, respectively was paid in full.

Note 18 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at March 31, 2023 and December 31, 2022.

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

Note 18 – Commitments and contingencies (continued)

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Notes 1, 8, and 18. Recovery payments of $0 and $3,550 are included in other income in the consolidated financial statements for the year ended March 31, 2023 and December 31, 2022, respectively. No payments were received from G Farma in the year ended December 31, 2020.

For the G Farma notes receivable, we will continue to pursue collection of the settlement payments from the G Farma Settlors for the notes that are fully impaired at March 31, 2023 and December 31, 2022. We will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at March 31, 2023 and December 31, 2022, from the G Farma Lease Entities and G Farma Lease Guarantors. See Notes 8, 9, and 20, to the Company’s Annual Report for the period ended December 31, 2022 on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023 for a discussion of the reserve against the finance lease receivable.

Note 19 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments; 1) the historic cannabis and medical marijuana segment which includes the cost basis of our former membership interests of Electrum, the former contractual interest in the Electrum legal recovery, the settlement payments receivable from G Farma and its co-defendants, the former finance lease payments receivable from Pueblo West to Partner II, the operation of subsidiaries MCIP and Partner I in the cannabis and medical marijuana sector, and 2) the Company’s long standing investment in WCI which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022 was exchanged for a NeuCourt SAFE security investment that will be carried at cost, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below.

	Cannabis and Medical Marijuana Segment	Facility Operations Related	Corporate and Eliminations	Consolidated

Three months ended March 31, 2023
Net revenue	$-	$2,175,135	$-	$2,175,135
Operating income (loss)	(706)	244,054	(170,734)	72,614
Interest income	-	-	6,660	6,660
Interest expense	-	16,163	2,796	18,959
Property additions	-	-	-	-
Depreciation and amortization	-	14,208	238	14,446
Total assets	812	3,623,663	1,607,618	5,232,093

Three months ended March 31, 2022
Net revenue	$9,017	$1,839,881	$-	$1,848,898
Operating income (loss)	5,491	187,150	(161,265)	31,376)
Interest income	-	-	14,353	14,353
Interest expense	-	10,386	7,821	18,207
Property additions	-	27,902	-	27,902
Depreciation and amortization	-	15,368	522	15,890
Total assets	879,789	2,411,343	1,545,786	4,836,918

Note 19 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2023	2022
Operating loss	$72,614	$31,376
Gain (loss) on investments	-	(42,680)
Interest income	6,660	14,353
Interest expense	(18,959)	(18,207)
Gain (loss) on ROU asset disposal	-	26,168
Other income	12,118	1,500

Income before income taxes	$72,433	$12,510

Note 20 – Subsequent events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and 2022 and our Annual Report on Form 10-K for the year ended December 31, 2022.

Corporate Background

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

In 2009 the Company began focusing its investing activities in leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to fully divest its cancer assets and focus its next round of investments in the medical marijuana and cannabis sector. The Company has since expanded its target industry focus which now includes energy, staffing, facilities operations, and management services with the goal of ensuring increased market opportunities.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

Waste Consolidators, Inc. (“WCI”) is a long-standing investment of which the Company owns a 51% interest and is included in the consolidated financial statements for the three months ended March 31, 2023 and 2022. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. WCI’s waste management and disposal services include waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services in Phoenix, Austin, San Antonio, Houston, and Dallas. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021 began services in Dallas. This has led to an increase in selling, general and administrative expenses as WCI positions itself to operate in these newer locations.

Electrum Partners, LLC (Electrum)

Electrum Partners, LLC (“Electrum”) is a Nevada based cannabis consulting, investment, and management company. On November 18, 2022 Mentor received $459,990 from Electrum in consolidated settlement of one equity, one recovery purchase, and two secured capital agreements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP was formed to hold interests related to patent rights obtained on April 4, 2016, when Mentor Capital, Inc. entered into that certain “Larson - Mentor Capital, Inc. Patent and License Fee Facility with Agreement Provisions for an — 80% / 20% Domestic Economic Interest — 50% / 50% Foreign Economic Interest” with R. L. Larson and Larson Capital, LLC (“MCIP Agreement”). Pursuant to the MCIP Agreement, MCIP obtained rights to a United States and an international patent for foreign THC and CBD vape pens under the provisions of the United States patent law, pursuant to Title 35 of the United States Code, as amended, and the Patent Cooperation Treaty of 1970, as amended. Patent application national phase maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at March 31, 2023 and December 31, 2022.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At March 31, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock for $10,000, approximately 6.127% of the issued and outstanding NeuCourt shares at March 31, 2023.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369 and on September 28, 2022 Partner II transferred full title to the equipment to Pueblo West.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Overview

The Company has expanded its target industry focus from its legacy investment in WCI and the cannabis sector. The Company continues to shift its target industry focus, to include energy, staffing, facilities operations, and management services. The Company goal is ensuring increased market opportunities. Our general headquarters functions are aimed at providing accounting, legal, and general business support for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Business Segments

Historically, we have managed our operations through two operating segments, i) our legacy cannabis segment (that now solely consists of our Mentor IP, LLC vape patent rights and payments made to us by the G Farma Settlors) that we are seeking to divest, and ii) our long-standing 51% investment in WCI. WCI works with business park owners, governmental centers, and apartment complexes in Arizona and Texas to reduce their facilities’ operating costs. Mentor has expanded its target industry focus which now includes energy, staffing, facilities operations, and management services, with the goal of ensuring increased market opportunities.

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

Results of Operations

Three Months Ended March 31, 2023, compared to Three Months Ended March 31, 2022

Revenues

Revenue for the three months ended March 31, 2023 was $2,175,135 compared to $1,848,898 for the three months ended March 31, 2022 (“the prior year period”), an increase of $326,236 or 17.64%. This increase is due to a $335,254 increase in WCI service fees.

Gross profit

Gross profit for the three months ended March 31, 2023 was $914,534 compared to $699,883 for the prior year period. Cost of goods sold relate to WCI. WCI experienced gross profit of $914,533 or 42.00% of revenue for the three months ended March 31, 2023, compared to $690,866 or 37.5% for the prior year period, an increase of $223,667 or 32.37% in gross profit as a percentage of revenue. Partner II had gross profit of $0 for the three months ended March 31, 2023 as compared to $9,017 in the prior year period. This decrease was due to the early sale of Partner II’s leased manufacturing equipment. Partner I did not have revenue for the three months ended March 31, 2023 and 2022.

The increase in WCI gross profit percentage was due to an added revenue streams related to in environmental fees of $96,219 and mattress surcharge fees of $36,000, which were not charged in the prior year period, an $135,550 increase in service fees, a $93,751 increase in large item removal fees and a decrease in fuel costs of 8.19%.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2023 were $841,920 compared to $668,507 for the prior year period, an increase of $173,413. We experienced an increase of $55,000 in WCI management fees, an increase of $14,979 in WCI rent costs, an increase in insurance costs of $37,147, and an $55,031 increase in salary for the three months ended March 31, 2023 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($181) for the three months ended March 31, 2023 compared to ($18,866) for the prior year period, an increase of $18,685. The increase is primarily from other income of $12,119, and a decrease on loss on investments of $41,178, partially offset by a decrease in gain on equipment disposals of $26,168.

Net results

The net result for the three months ended March 31, 2023 was net loss attributable to Mentor of ($49,412) or ($0.002) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($92,659) or ($0.004) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2023 we had cash and cash equivalents of $862,992 and working capital of $870,091.

Operating cash inflows in the three months ended March 31, 2023 was $71,610, including $64,273 of net income, increased by non-cash depreciation and amortization of $14,446, non-cash amortization on right of use assets of $95,169, a decrease in operating assets of $21,812, and a decrease in operating liabilities of $116,896, and non-cash amortization of discount on investment in account receivable of ($6,564).

Net cash inflows from investing activities in the three months ended March 31, 2023 were $107,300 due to proceeds from investment receivable of $117,000 and $300 interest, offset by purchases of long-term investments of ($10,000).

Net outflows from financing activities during the three months ended March 31, 2023 were ($105,848) consisting of payments on WCI long-term debt of ($6,799) and payments WCI on finance lease liability of ($99,049).

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

For the three months ended March 31, 2023, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2022. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On August 27, 2021, the Company and Mentor Partner I settled certain litigation with G FarmaLabs Limited, a Nevada corporation, and certain of its affiliates (the “G Farma Settlors”). The G Farma Settlors partially performed, and then breached, the Settlement Agreement.

Consequently the Company is requesting an agreed stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount unpaid of $500,000 promised, all accrued interest thereon, and an additional $2,000,000 agreed in the Settlement Agreement, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 8, 9, and 20 to Company’s Annual Report for the period ended December 31, 2022 on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

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

Management has noted certain financial conditions that raise substantial doubts about the Company’s ability to continue as a going concern. During the three months ended March 31, 2023, and the years ended December 31, 2022 and 2021, we experienced significant operating losses, liquidity constraints, and negative cash flows from operations. If we are unable to make a return on our investments to generate positive cash flow and cannot obtain sufficient capital from non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies. This leaves doubt as to our ability to continue as a going concern.

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

Management operated Mentor Capital, Inc. as a non-reporting public company for over 26 years and voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we have been subject to the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other securities rules and regulations. If we were listed on an Exchange we would be subject to the rules of the Exchange on which we were listed. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden on management. This distraction can divert management from its operation of the business to the detriment of core operations.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of March 31, 2023, the Company had 22,941,357 outstanding shares of its Common Stock trading at approximately $0.036 per share. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2023 or in fiscal 2022.

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

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations we may have to work harder to satisfy good business practices. Entities and persons operating in private industry may be unaccustomed to entering into detailed written agreements or keeping financial records according to GAAP or reading or interpreting the tax and sales tax code appropriately. Additionally, entities and persons with whom we engage may not pay particular attention to the obligations including their obligations associated with employee retention tax credit and economic injury disaster loan programs with which they have agreed in written contracts. We have experienced or may experience differences of this manner with several different entities with whom we do business, including several entities which failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

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

Founder and CEO Chet Billingsley, along with other members of the Company Board of Directors, have considerable control over the company through their aggregate ownership of approximately 13.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 31, 2023, Mr. Billingsley owned approximately 7.45% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 13.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws, technologies, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to invest in companies that develop and enhance products and services offered in the energy, staffing, facilities operations, manufacturing, management services, and dispute resolution industries. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Several of our past investments were in cannabis-related businesses which opened us up to further scrutiny by brokers before they would accept our shares. Freely trading shares of even fully reporting OTCBQ companies receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

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

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under California and Delaware law. The managers of Mentor Partner I, LLC, Mentor Partner II, LLC, and TWG, LLC have been indemnified to the maximum extent permitted under Texas law.

The worldwide economy could impact the Company in numerous ways.

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, and outbreak of war in Ukraine, product and labor shortages, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates, or may not pay us, or our partners or affiliates, or may delay paying us, or our partners or affiliates, for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2022, our Chief Executive Officer, Chet Billingsley, exercised 87,456 Series B warrants and 2,954 Series D warrants at $0.11 per share and $1.60 per share, respectively. Mr. Billingsley paid the Company $14,347 in cash. This increased Mr. Billingsley’s share ownership by 90,410 common shares, increased the Company’s outstanding shares to 22,941,357, and decreased the Company’s Series B and Series D outstanding warrants to 0 and 6,250,000, respectively. This sale of 90,410 shares of common stock was made in reliance on 11 U.S.C. § 1145 and Section 3(a)(7) of the Securities Act of 1933, as amended.

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

Mentor Capital, Inc.

Date: May 12, 2023	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 12, 2023	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-46-