Form 10-Q
period 2023-06-30
Mentor Capital, Inc.
filed 2023-08-11
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 11, 2023, there were 22,941,357 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$836,770	$789,930
Investments in securities, fair value	4,675
Accounts receivable, net	646,641	633,778
Other receivable	58,157	230,322
Prepaid expenses and other current assets	74,399	66,000

Total current assets	1,620,642	1,720,030

Property and equipment
Property and equipment	394,314	355,725
Accumulated depreciation and amortization	(240,018)	(208,847)

Property and equipment, net	154,296	146,878

Other assets
Operating lease right-of-use assets	339,765	370,164
Finance lease right-of-use assets	1,156,159	895,323
Investment in account receivable, net of discount and current portion	214,316	315,309
Security Deposit	22,477	25,575
Long term investments	104,431	94,431
Goodwill	1,426,182	1,426,182

Total other assets	3,263,330	3,126,984

Total assets	$5,038,268	$4,993,892

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	June 30,	December 31,
	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$34,808	$32,092
Accrued expenses	553,942	658,743
Economic injury disaster loan, current portion	11,900	3,191
Finance lease liability, current portion	309,852	232,058
Operating lease liability, current portion	66,132	62,861
Current portion of long-term debt	30,470	29,011
Total current liabilities	1,007,104	1,017,956

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,166,581	1,153,948
Economic injury disaster loan, net of current portion	147,170	157,869
Finance lease liability, net of current portion	766,683	575,852
Operating lease liability, net of current portion	273,633	307,303
Long term debt, net of current portion	39,110	54,865
Total long-term liabilities	2,393,177	2,249,837
Total liabilities	3,400,281	3,267,793

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at June 30, 2023 and December 31, 2022*	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,941,357 and 22,941,357 shares issued and outstanding at June 30, 2023 and December 31, 2022	2,294	2,294
Additional paid in capital	13,085,380	13,085,993
Accumulated deficit	(11,524,123)	(11,345,465)
Non-controlling interest	74,436	(16,723)
Total shareholders’ equity	1,637,987	1,726,099
Total liabilities and shareholders’ equity	$5,038,268	$4,993,892

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Service fees	$2,105,670	$1,860,146	$4,280,805	$3,700,027

Finance lease revenue	-	8,473	-	17,491

Total revenue	2,105,670	1,868,619	4,280,805	3,717,518

Cost of sales	1,414,121	1,284,650	2,674,723	2,433,666

Gross profit	691,549	583,969	1,606,082	1,283,852

Selling, general and administrative expenses	827,861	1,247,730	1,669,781	1,916,237

Operating income (loss)	(136,312)	(663,761)	(63,699)	(632,385)

Other income and (expense)
Employee retention credits	6,921	1,350,161	6,921	1,350,161
Gain (loss) on investments	(224)	929	(224)	(40,251)

Interest income	10,174	13,391	16,834	27,744
Interest expense	(27,838)	(19,562)	(46,797)	(37,769)
Gain on asset disposal	-	30,287	-	56,455
Other income (expense)	1,291	1,897	13,410	1,897

Total other income and (expense)	(9,676)	1,377,103	(9,856)	1,358,237

Income (loss) before provision for income taxes	(145,988)	713,342	(73,555)	725,852

Provision for income taxes	5,784	33,320	13,944	46,890

Net income (loss)	(151,772)	680,022	(87,499)	678,962

Gain (loss) attributable to non-controlling interest	(22,526)	372,515	91,159	464,114

Net income (loss) attributable to Mentor	$(129,246)	$307,507	$(178,658)	$214,848

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.006)	$0.013	$(0.008)	$0.009

Weighted average number of shares of Mentor common stock outstanding:
Basic	22,941,357	22,941,357	22,941,357	22,941,357
Diluted	22,941,357	22,941,357	22,941,357	22,941,357

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at March 31, 2023	11	$-	22,941,357	$2,294	$13,085,993	$(11,394,877)	$1,693,410	$96,962	$1,790,372

Treasury stock buy-backs					(613)		(613)		(613)

Net income (loss)	-	-	-	-	-	(129,246)	(129,246)	(22,526)	(151,772)

Balances at June 30, 2023	11	$-	22,941,357	$2,294	$13,085,380	$(11,524,123)	$1,563,551	$74,436	$1,637,987

Balances at March 31, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,966,738)	$2,121,548	$(29,585)	$2,091,963

Net income (loss)	-	-	-	-	-	307,507	307,507	372,515	680,022

Balances at June 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,659,231)	$2,429,055	$342,930	$2,771,985

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balance at December 31, 2022	11	-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Treasury stock buy-backs	-	-	-	-	(613)	-	(613)	-	(613)

Net income (loss)	-	-	-	-	-	(178,658)	(178,658)	91,159	(87,499)

Balances at June 30, 2023	11	$-	22,941,357	$2,294	$13,085,380	$(11,524,123)	$1,563,551	$74,436	$1,637,987

Balances at December 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of warrants to common stock	-	-	90,410	9	14,337	-	14,346	-	14,346
Net income (loss)	-	-	-	-	-	214,848	214,848	464,114	678,962

Balances at June 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,659,231)	$2,429,055	$342,930	$2,771,985

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(87,499)	$678,962
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	31,171	33,640
Amortization of right of use asset	165,088	87,708
Gain on asset disposal	-	(26,168)
	-	-
Bad debt expense	10,198	42,000
Amortization of discount on investment in account receivable	(16,607)	(25,838)
Decrease in accrued investment interest income	-	1,250
Loss on investment in securities at fair value	224	821
Loss on long-term investments	-	42,430
Decrease in deposits	3,098	-
Decrease (increase) in operating assets
Finance leases receivable	-	39,869
Accounts receivable – trade	(23,061)	26,306
Other receivables	172,165	(1,301,076)
Prepaid expenses and other current assets	(8,328)	(23,192)
Employee advances	(71)	(950)
Increase (decrease) in operating liabilities
Accounts payable	2,716	(3,723)
Accrued expenses	(106,791)	634,344
Deferred revenue	-	(2,272)
Accrued salary, retirement, and benefits – related party	12,633	13,128

Net cash provided by operating activities	154,936	217,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(14,899)	-
Purchases of property and equipment	(38,589)	(5,422)
Proceeds from sale of property and equipment	-	-
Down payments on right of use assets	-	(13,408)
Proceeds from investment in receivable	117,600	400

Net cash (used by) investing activities	64,112	(18,430)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Six Months Ended
	Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$-	$50,000
Proceeds from Paycheck Protection Program loan	-	-
Warrants converted to common stock	-	14,346
Payments on repurchase of stock	(613)	-
Payments on related party payable	-	(21,950)
Payments on long-term debt	(14,296)	(12,633)
Payments on finance lease liability	(157,299)	(85,130)

Net cash provided by (used by) financing activities	(172,208)	(55,367)

Net change in cash	46,840	143,442

Beginning cash	789,930	453,939

Ending cash	$836,770	$597,381

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$6,775	$1,726

Cash paid for income taxes	$9,864	$4,450

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$-

Right of use assets acquired through finance lease liability	$425,924	$99,025

Property and equipment acquired through long-term debt	-	22,480

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

MCIP holds intellectual property and licensing rights related to one United States and one Canadian patent associated with THC and CBD vape pens. Patent application and national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at June 30, 2023 and December 31, 2022.

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

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 should be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. In February 2023, the Company and Mentor Partner I filed a Request for Court Judgment requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. No recovery payments have received since October 11, 2022. See Notes 8 and 18.

Subsequent to quarter end, on July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,596.73. Mentor and Mentor Partner I will continue to pursue collection of the judgment amount from the G Farma Settlors. See Note 20.

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

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. (“NeuCourt”) common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at June 30, 2023.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the six month period ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $11,524,123 as of June 30, 2023. The Company continues to experience negative cash flows from operations.

Ongoing Capital Formation

The Company may seek to recover unused funds from its affiliated entities, sell one or more investments that management has determined are at the end of their lifecycle or no longer fit within the Company’s desired focus, or raise additional capital to fund its operations. Mentor will continue to attempt to raise capital resources from both related and unrelated parties Additionally, the Company has 6,250,000 Series D warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants. Management’s plans include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19 and Global Economic Factors

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, potential banking crises, the outbreak of war in Ukraine, future weakness in the credit markets, increased rates of default and bankruptcy, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2022, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

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

We anticipate that current cash and associated resources will be sufficient to execute our business plan for the next twelve months. The ultimate impact of COVID-19 impacts, the outbreak of war in Ukraine, and inflation, interest rate increases, tax increases, and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, including the duration of COVID-19 and the crisis in Ukraine, government responses, and the related drag on the economy, which are uncertain and cannot be predicted at this time.

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

There were no accounting pronouncements issued during the six months ended June 30, 2023, that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2023 and December 31, 2022.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2023 and December 31, 2022, the Company has an allowance for doubtful receivables in the amount of $51,959 and $53,692, respectively.

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

Investments in debt securities

At June 30, 2023 and December 31, 2022, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At June 30, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively. See Note 7.

Investment in account receivable, net of discount

The Company’s investments in accounts receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2022, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

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

Note 2 - Summary of significant accounting policies (continued)

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31, and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of June 30, 2023 and December 31, 2022.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 6,700,000 and 6,700,000 as of June 30, 2023 and December 31, 2022, respectively. There were no potentially dilutive shares outstanding at June 30, 2023 and December 31, 2022.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the six months ended June 30, 2023 and 2022 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2022. In 2021, the Company reevaluated estimated collections and recorded an investment gain of $22,718. The loss of ($41,930) and gain of $22,718 were reflected in other income on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively.

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

The investment in account receivable consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Face value*	$286,000	$403,600
Unamortized discount	(71,684)	(88,291)
Net balance	214,316	315,309
Current portion	-	-
Long term portion	$214,316	$315,309

*	On January 10, 2023, the Company received the 2022 annual installment payment of $117,000. The Company applied the $117,000 to the face value of its investment in account receivable. Additionally, the Company reduced the face value of its investment in account receivable by an additional $100 per month for the six months ended June 30, 2023.

For the three months ended June 30, 2023 and 2022, $10,042 and $12,369 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2023 and 2022, $16,607 and $25,838 of discount amortization is included in interest income, respectively.

Note 4 – Other receivable

Other receivables consisted of the following:

	June 30, 2023	December 31, 2022
Employee retention tax credits	$-	$-
Accrued sales tax receivable from customers*	58,157	237,243
Other		(6,921)

Total Other receivable	$58,157	$230,322

*	At December 31, 2022 management estimated that WCI’s accrued sales tax receivable was $237,243 out of the remaining $285,128 that WCI was entitled to collect at year end. As of June 30, 2023, WCI received $168,888 from WCI customers and management estimates that an additional $58,157 in accrued sales tax will be received from WCI clients.

In 2022, WCI received an Employee Retention Tax Credit (“ERTC”) in the amount of $1,350,161, in conjunction with WCI’s professional employer organization’s receipt and application of the same to WCI leased employees. The ERTC was initially established by Section 2301 of Coronavirus Aid, Relief and Economic Security Act of 2020, as amended by Sections 206-207 of the Taxpayer Certainty and Disaster Relief Act and by Division EE of Consolidated Appropriation Act of 2021 and Section 9651 of American Rescue Plan Act of 2021; which was authorized by Section 3134 of the Internal Revenue Code. The Consolidated Appropriation Act of 2021 and American Rescue Plan Act of 2021 amendments to the ERTC program provided eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2022. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. The credit is taken against an employer’s share of social security tax after WCI’s professional employer organization files applicable amended quarterly tax filings on Form 941-X for each applicable quarter. The receipt of the tax credit improved WCI’s liquidity in 2022, due to the effects of the credit. WCI’s professional employer organization’s qualification and application of credits for wages paid in 2020 and 2021 does not grant assurances that WCI or WCI’s professional employer organization will continue to meet the requirements or that changes in the ERTC regulations including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC, will not be adopted that could reduce or eliminate the benefits that WCI and WCI’s professional employer organization may receive or qualify for.

The $1,350,161 ERTC was reflected in other income for the three and six months ended June 30, 2022 in the condensed consolidated income statement. WCI received the ERTC based on qualitative information submitted. During the three months ended June 30, 2022, $303,061 was claimed against current payroll tax liabilities as they became due, and the remaining credit of $1,066,168 was included in other receivable in the condensed consolidated balance sheet at June 30, 2022. ERTC income of $0 is reflected in other income for the three and six months ended June 30, 2023 in the condensed consolidated income statements.

The December 31, 2021, ERTC balance of $33,222, was received by Mentor as a refund in the first six months of 2022. The balance at December 31, 2022 was $0.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	June 30, 2023	December 31, 2022
Computers	$33,626	$31,335
Furniture and fixtures	27,374	27,374
Machinery and vehicles	333,314	297,016
	394,314	355,725
Accumulated depreciation and amortization	(240,018)	(208,847)

Net Property and equipment	$154,296	$146,878

Depreciation and amortization expense were $16,725 and $17,750 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense were $31,171 and $33,640 for the six months ended June 30, 2023 and 2022, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $1,550,550 and $1,289,714 as of June 30, 2023, and December 31, 2022, respectively. Accumulated amortization associated with finance leases was $559,479 and $394,391 as of June 30, 2023, and December 31, 2022, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost included in cost of goods	$-	$7,964	$-	$13,054
Operating lease cost included in operating costs	19,679	7,200	41,858	14,700
Total operating lease cost (1)	19,679	15,164	41,858	27,754
Finance lease cost, included in cost of goods:
Amortization of lease assets	88,319	47,416	165,088	98,469
Interest on lease liabilities	18,573	6,929	33,056	14,487
Total finance lease cost	106,892	54,345	198,144	112,956
Short-term lease cost	-	-	-	-
Total lease cost	$126,571	$69,509	$240,002	$140,710

(1)	Right of use asset amortization under operating agreements was $15,199 and $12,488 for the three months ended June 30, 2023 and 2022, respectively. Right of use asset amortization under operating agreements was $30,399 and $25,634 for the six months ended June 30, 2023 and 2022, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases	3.60 years	4.75 years
Weighted-average remaining lease term – finance leases	3.51 years	4.63 years
Weighted-average discount rate – operating leases	6.0%	6.0%
Weighted-average discount rate – finance leases	6.89%	5.5%

Note 6 – Lessee Leases (continued)

Finance lease liabilities were as follows:

	June 30, 2023	December 31, 2022
Gross finance lease liabilities	$1,210,895	$897,849
Less: imputed interest	(134,360)	(89,939)
Present value of finance lease liabilities	1,076,535	807,910
Less: current portion	(309,852)	(232,058)
Long-term finance lease liabilities	$766,683	$575,852

Operating lease liabilities were as follows:

	June 30, 2023	December 31, 2022
Gross operating lease liabilities	$387,823	$428,946
Less: imputed interest	(48,058)	(58,782)
Present value of operating lease liabilities	339,765	370,164
Less: current portion	(66,132)	(62,861)
Long-term operating lease liabilities	$273,633	$307,303

Lease maturities were as follows:

Maturity of lease liabilities

12 months ending June 30,	Finance leases	Operating leases
2024	$309,852	$66,132
2025	310,751	73,285
2026	271,245	80,528
2027	167,616	88,575
2028	17,071	31,245
Total	1,076,535	339,765
Less: Current maturities	(309,852)	(66,132)
Long-term liability	$766,683	$273,633

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At June 30, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

Note 8 – Finance leases receivable

Partner I

Net finance leases receivable from G Farma remain fully impaired at June 30, 2023 and December 31, 2022. Finance lease revenue recognized on Partner I finance leases at June 30, 2023 and December 31, 2022 was $0 and $0, respectively. See Note 18.

Net finance leases receivable, non-performing, consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. At June 30, 2023 and December 31, 2022, Partner II recognized finance revenue of $0 and $37,659, respectively.

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

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	(833)	-	-	(833)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	(176)	-	-	-	-
Settlements	-	-	(396,666)	-	(194,028)
Balance at December 31, 2022	$-	$-	$-	$675	$93,756

Total gains or losses
Included in earnings (or changes in net assets)	(224)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	4,899	-	-	-	10,000
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at June 30, 2023	$4,675	$-	$-	$675	$103,756

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

The exercise price in effect at January 1, 2015 through June 30, 2023 for the Series D warrants is $1.60.

Note 11 - Common stock warrants (continued)

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were cancelled pursuant to a Settlement Agreement. As of June 30, 2023, and December 31, 2022, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of June 30, 2023, and December 31, 2022, the weighted average contractual life for all Mentor warrants was 15.0 years and 15.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the six months ended June 30, 2022, there were 87,456 Series B and 2,954 Series D warrants exercised and there were no warrants issued. During the six months ended June 30, 2023 there were zero Series B and Series D warrants exercised there were no warrants issued. The intrinsic value of outstanding warrants at June 30, 2023 and December 31, 2022 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	(87,456)	(2,954)	(90,410)

Outstanding at December 31, 2022	-	6,250,000	6,250,000
Issued	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2023	-	6,250,000	6,250,000

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

Series H $7.00 exercise price
Outstanding at December 31, 2021	689,159
Issued	-
Canceled	275,647
Exercised	-
Outstanding at December 31, 2022	413,512

Issued	-
Exercised	-
Outstanding at June 30, 2023	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the six months ended June 30, 2023, and 2022, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2023 and December 31, 2022.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of June 30, 2023, and December 31, 2022, 67,148 and 44,748 shares have been repurchased and 44,748 and 44,748 shares have been retired, respectively. During the period April 1, 2023 through June 30, 2023, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2023	0	N/A	44,748	255,252
May 1 through May 31, 2023	0	N/A	44,748	255,252
June 1 through June 30, 2023	22,400	$0.027	67,148	232,852
TOTAL	22,400	$0.027	67,148	232,852

Subsequent to quarter end, the Company completed the stock repurchases. See Note 20.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at June 30, 2023 and December 31, 2022 was $20,843 and $20,843 per share, respectively. There is $0 and $0 contingent liability for the Series Q Preferred Stock conversion at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.039 and $0.047, respectively, into an aggregate of 5,878,808 and 4,874,525 shares of the Company’s Common Stock, respectively. Because there were net losses for the six-month period ended June 30, 2023 and December 31, 2022, the shares were anti-dilutive and therefore are not included in the weighted average share calculation for that period.

Note 14 - Term Loan

Term debt as of June 30, 2023 and December 31, 2022 consists of the following:

	June, 2023	December 31, 2022
Bank of America auto loan, interest at 2.49% per annum, monthly principal, and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	$17,203	$18,427

Bank of America auto loan, interest at 2.24% per annum, monthly principal, and interest payments of $654, maturing October 2025, collateralized by vehicle.	36,634	44,529

Bank of America auto loan, interest at 2.84% per annum, monthly principal, and interest payments of $497, maturing March 2026, collateralized by vehicle.	15,743	20,920

Total notes payable	69,580	83,876
Less: Current maturities	(30,470)	(29,011)

	$39,110	$54,865

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

EIDL loan balances at June 30, 2023 consist of the following:

	June 30, 2023	December 31, 2022

On July 7, 2020, WCI received an Economic Injury Disaster Loan, including accrued interest of $9,170 and $11,160 as of June 30, 2023 and December 31, 2022, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 7, 2022, and matures July 7, 2050.	159,070	161,060

Less: Current maturities	(11,900)	(3,191)

Long-term portion of economic injury disaster loan	$147,170	$157,869

Interest expense on the EIDL Loan for the six months ended June 30, 2023 and 2022 was $2,811 and $1,444, respectively.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	June 30, 2023	December 31, 2022
Accrued salaries and benefits	$930,112	$914,072
Accrued retirement and other benefits	498,122	501,529
Offset by shareholder advance	(261,653)	(261,653)
	$1,166,581	$1,153,948

As approved by a resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the six months ended June 30, 2023 and 2022, the incentive fee expense was $0 and $0, respectively.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan, which bore interest at 8% per annum, from an officer of WCI, which was reflected as a related party payable at December 31, 2022. On February 15, 2022, the loan plus accrued interest of $1,950 was paid in full.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bore interest at 7.8% per annum, was compounded quarterly and was due upon demand. On June 17, 2021 and June 5, 2022, Mentor received additional $100,000 and $50,000 loans from its CEO with the same terms as the original loan. On December 1, 2022, the loans plus accrued interest of $28,024 was paid in full.

Note 18 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at June 30, 2023 and December 31, 2022.

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

In August 2022, September 2022, and October 2022 the G Farma Settlors failed to make monthly payments and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 will be added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. In February 2022, the Company and Mentor Partner I filed a Request for Court judgment requesting that the stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

Subsequent to quarter end, on July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,596.73. See Note 20.

The Company has retained the full reserve on unpaid notes receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. See Notes 1, 8, and 18. Recovery payments of $0 and $3,550 are included in other income in the consolidated financial statements for the year ended June 30, 2023 and December 31, 2022, respectively.

For the G Farma notes receivable, we will continue to pursue collection for lease payments remaining, after applying proceeds from the sale of recovered assets, that are fully impaired at June 30, 2023 and December 31, 2022, from the G Farma Lease Entities and G Farma Lease Guarantors. See Notes 8, 9, and 20, to the Company’s Annual Report for the period ended December 31, 2022 on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023 for a discussion of the reserve against the finance lease receivable.

Note 19 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments; 1) the Company’s long-standing investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs, and 2) a historic segment which includes the cost basis of our former membership interests of Electrum, the reserved contractual interest in the Electrum legal recovery, the former finance lease payments receivable from Pueblo West to Partner II, the current settlement payments receivable from the G Farma Settlers, and the legacy operation of subsidiaries MCIP and Partner I. Additionally, the Company has added new tracking investments in energy securities listed on the NYSE.

	Historic Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended June 30, 2023
Net revenue	$-	$2,105,961	$(291)	$2,105,670
Operating income (loss)	(238)	(17,525)	(118,549)	(136,312)
Interest income	-	-	10,174	10,174
Interest expense	-	21,583	(6,255)	27,838
Property additions	-	36,298	2,291	38,589
Depreciation and amortization	-	16,298	427	16,725

Three months ended June 30, 2022
Net revenue	$8,473	$1,860,146	$-	$1,868,619
Operating income (loss)	8,080	(232,777)	(439,064)	(663,761)
Interest income	-	-	13,391	13,391
Interest expense	-	10,386	9,176	19,562
Property additions	-	-	-	-
Depreciation and amortization	-	17,750	-	17,750

Six months ended June 30, 2023
Net revenue	$-	$4,281,096	$(291)	$4,280,805
Operating income (loss)	(943)	226,529	(289,285)	(63,699)
Interest income	-	-	16,834	16,834
Interest expense	-	37,746	9,051	46,797
Property additions	-	36,298	2,291	38,589
Depreciation and amortization	-	30,506	665	31,171
Total assets	-	3,551,566	1,486,702	5,038,268

Six months ended June 30, 2022
Net revenue	$17,491	$3,700,027	$-	$3,717,518
Operating income (loss)	13,571	(45,627)	(600,329)	(632,385)
Interest income	-	-	27,744	27,744
Interest expense	-	21,180	16,589	37,769
Property additions	-	27,902	-	27,902
Depreciation and amortization	-	32,596	1,044	33,640
Total assets	859,439	3,806,899	1,480,319	6,146,657

Note 19 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating loss	$(136,312)	$(663,761)	$(63,699)	$(632,385)
Employee retention credits	6,921	1,350,161	6,921	1,350,161
Gain (loss) on investments	(224)	929	(224)	(40,251)
Interest income	10,174	13,391	16,834	27,744
Interest expense	(27,838)	(19,562)	(46,797)	(37,769)
Gain on asset disposals	-	30,287	-	56,455
Other income	1,291	1,897	13,410	1,897

Income before income taxes	$(145,988)	$713,342	$(73,555)	$725,852

Note 20 – Subsequent events

Subsequent to quarter end, on July 11, 2023, a judgment was entered against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,596.73 in the California Superior Court in and for the County of Marin. As agreed by the parties in a stipulation for entry of judgment, the judgment is comprised of $2,494,450 of the default settlement amount (calculated as the settlement payment, less payments made by the G Farma Settlers, plus the default addition) plus accrued and unpaid interest of $40,219.09, costs of $1,642.64, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgement. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlers. Payments from the G Farma Settlers will be recognized in Other Income as they are received. See Notes 1, 8, and 18. Interest receivable is fully reserved pending the outcome of the Company’s collection process.

Subsequent to quarter end, during the month of July, Mentor repurchased the remaining 232,852 shares of its Common Stock associated with the Company’s stock repurchase plan at an average price of $0.0286 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2023 and the results of operations for the six months ended June 30, 2023 and 2022. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 and 2022 and our Annual Report on Form 10-K for the year ended December 31, 2022.

Corporate Background

The Company’s common stock trades publicly under the trading symbol OTCQB: MNTR.

The Company was originally founded as an investment partnership in Silicon Valley, by the current CEO in 1985. The partnership acquired a salsa factory, bakery, trucking company, tortilla chip plant, and an athletic club chain. The former investment partnership was incorporated under the laws of the State of California on July 29, 1994 and on September 12, 1996, the Company’s offering statement was qualified under Regulation A of the Securities Act of 1933 and began to trade its shares publicly. The Company relocated to San Diego, California, and contracted to provide financial assistance and investment in small businesses. On September 24, 2015, the Company redomiciled from California to Delaware by merging the California Mentor Capital, Inc. corporation into a newly formed Delaware entity, Mentor Capital, Inc. Following the merger, the Company is governed under the laws of the State of Delaware. In September 2020, Mentor relocated its corporate office from San Diego, California, to Plano, Texas.

In the public arena, the Company continues its diverse investment activities. These include acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, cancer immunotherapy investment, cannabis equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Since 2003, the Company has held an interest in a facilities operation support company, Waste Consolidators Inc., with approximately $7.6M in annual sales at December 31, 2022. The Company purchased a 50% interest in WCI in 2003 and increased its ownership stake by 1% in 2014. Most recently, from its new Texas base, the Company has signaled a substantial return to its energy roots, starting with a tracking investment in five New York Stock Exchange energy companies in the oil and gas, coal, and uranium markets.

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

Waste Consolidators, Inc. (“WCI”) is a long-standing investment of which the Company owns a 51% interest and is included in the consolidated financial statements for the six months ended June 30, 2023 and 2022. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. WCI’s waste management and disposal services include waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services in Phoenix, Austin, San Antonio, Houston, and Dallas. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021 began services in Dallas. This has led to an increase in selling, general and administrative expenses as WCI positions itself to operate in these newer locations.

Electrum Partners, LLC (Electrum)

Electrum Partners, LLC (“Electrum”) is a Nevada based cannabis consulting, investment, and management company. On November 18, 2022 Mentor received $459,990 from Electrum in consolidated settlement of one equity, one recovery purchase, and two secured capital agreements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP holds interests related to patent rights for an — 80% / 20% domestic and 50% / 50% foreign economic interest with R. L. Larson for THC and CBD vape pens under the provisions of United States patent law and the Patent Cooperation Treaty of 1970, as amended. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at June 30, 2023 and December 31, 2022.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At June 30, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at June 30, 2023.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West which was paid off on September 28, 2022.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to annuity-like installment payments the Company receives from a non-affiliated party.

Overview

The Company maintains a diverse and opportunistic acquisition focus looking beyond its legacy investment in WCI. Mentor’s current broad industry priorities include energy, staffing, facilities, operations, and management services ensuring market opportunity. In particular, the Company is looking to expand in the classic energy markets.

Business Approach

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

The Company continually works to identify potential acquisitions, investments, and divestitures. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

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

Results of Operations

Three Months Ended June 30, 2023, compared to Three Months Ended June 30, 2022

Revenues

Revenue for the three months ended June 30, 2023 was $2,105,670 compared to $1,868,619 for the three months ended June 30, 2022 (“the prior year period”), an increase of $237,051 or 12.69%. This increase is due to a $245,524 increase in WCI service fees in the current period as compared to the prior year period offset by a $8,473 decrease in Partner II finance lease revenue.

Gross profit

Gross profit for the three months ended June 30, 2023 was $691,549 compared to $583,968 for the prior year period. Cost of goods sold relate to WCI. WCI experienced gross profit of $691,840 or 32.85% of revenue for the three months ended June 30, 2023, compared to $575,495 or 30.94% for the prior year period, an increase of $116,345 or 20.22% in gross profit as a percentage of revenue. Partner II had gross profit of $0 for the three months ended June 30, 2023 as compared to $8,473 in the prior year period. This decrease was due to the early sale of Partner II’s leased manufacturing equipment on September 28, 2022. Partner I did not have revenue for the three months ended June 30, 2023 and 2022.

The increase in WCI gross profit percentage was due to added revenue streams related to environmental fees of $96,072 and mattress surcharge fees of $34,647, which were not charged in the prior year period, and $53,970 and $73,570 increases in increase in service fees and large item removal fees, respectively. WCI’s payroll related expense as a percentage of revenue remained relatively consistent at 34.29% for the three months ended June 30, 2023 as compared to 34.20% for the three months ended June 30, 2022.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2023 were $827,861 compared to $1,247,729 for the prior year period, a decrease of $419,869. WCI experienced a decrease in professional fees for services rendered in the amount of $326,780 for the three months ended June 30, 2023 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($9,676) for the three months ended June 30, 2023 compared to $1,377,103 for the prior year period, a decrease of $1,386,779. The decrease is primarily from an employee retention tax credit of $1,350,161 reported by WCI for the three months ended June 30, 2022.

Net results

The net result for the three months ended June 30, 2023 was net loss attributable to Mentor of ($129,246) or ($0.006) per Mentor common share compared to net income attributable to Mentor in the prior year period of $307,507 or $0.013 per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Six months Ended June 30, 2023, compared to Six months Ended June 30, 2022

Revenues

Revenue for the six months ended June 30, 2023 was $4,280,805 compared to $3,717,518 for the six months ended June 30, 2022 (“the prior year period”), an increase of $563,287 or 15.15%. This increase is due to a $580,778 increase in WCI service fees in the current period as compared to the prior year period offset by a $17,491 decrease in Partner II finance lease revenue.

Gross profit

Gross profit for the six months ended June 30, 2023 was $1,606,082 compared to $1,283,852 for the prior year period. Cost of goods sold relate to WCI. WCI experienced gross profit of $1,606,373 or 37.5% of revenue for the six months ended June 30, 2023, compared to $1,279,231 or 34.5% for the prior year period, an increase of $327,142 with an increase of 8.1% as a percentage of revenue. Partner II had gross profit of $0 for the six months ended June 30, 2022 as compared to $17,491. This decrease was due to the early sale of Partner II’s leased manufacturing equipment on September 28, 2022. Partner I did not have revenue for the six months ended June 30, 2023 and 2022.

The increase in WCI gross profit percentage was due to added revenue streams related to environmental fees of $192,264 and mattress surcharge fees of $70,648, which were not charged in the prior year period, and $189,796 increases in increase in service fees. WCI’s payroll related expense as a percentage of revenue remained relatively consistent at six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2023 were $1,669,781 compared to $1,916,237 for the prior year period, a decrease of $246,456. WCI experienced a decrease in professional fees of $342,327 for services rendered for the six months ended June 30, 2023 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($9,856) for the six months ended June 30, 2023 compared to $1,358,237 for the prior year period, a decrease of $1,368,093. The decrease is primarily from an employee retention tax credit of $1,350,161 reported by WCI for the six months ended June 30, 2022.

Net results

The net result for the six months ended June 30, 2023 was net loss attributable to Mentor of ($178,658) or ($0.008) per Mentor common share compared to net income attributable to Mentor in the prior year period of $214,848 or $0.009 per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At June 30, 2023 we had cash and cash equivalents of $836,770 and working capital of $613,538.

Operating cash inflows in the six months ended June 30, 2023 was $154,936, including ($87,499) of net loss, increased by non-cash depreciation and amortization of $31,171, non-cash amortization on right of use assets of $165,088, non-cash bad debt expense of $10,198, and a decrease in operating liabilities of $91,442, partially offset by non-cash amortization of discount on investment in account receivable of ($16,607) and an increase in operating assets of $140,705.

Cash inflows from investing activities in the six months ended June 30, 2023 were $64,112 due to the collection on investment receivable of $117,600, partially offset by purchases of property and equipment of $38,589 and purchases of investment securities of $14,899.

Net outflows from financing activities during the six months ended June 30, 2023 were ($172,208) consisting of payments on the re-purchase of stock of ($613), payments on long-term debt of ($14,296) and payments on finance lease liability of ($157,299).

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

For the six months ended June 30, 2023, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2022. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On August 27, 2021, the Company and Mentor Partner I settled certain litigation with G FarmaLabs Limited, a Nevada corporation, and certain of its affiliates (the “G Farma Settlors”). The G Farma Settlors partially performed, and then breached, the Settlement Agreement.

Consequently, in February 2023, the Company and Mentor Partner I filed a Request for Entry of Judgment requesting that the Court enter an agreed stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount unpaid of $500,000 promised, all accrued interest thereon, and an additional $2,000,000 agreed in the Settlement Agreement, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

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

Subsequent to quarter end, on July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,596.73. See Note 20.

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

Variable financial conditions can be challenging.

Management has noted challenging financial conditions. During the six months ended June 30, 2023, and the years ended December 31, 2022 and 2021, we experienced significant operating, liquidity, and cash flows challenges. If we are unable to make a future return on our investments to generate positive cash flow and cannot obtain sufficient capital from portfolio and non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may face extreme operating difficulties. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing, or to generate capital from the sale of operating businesses and assets, or to generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies.

A failure to obtain financing could prevent us from executing our business plan

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for twelve months after the date these financial statements are issued. It is possible that if future financing or capital formation is not obtained, we will not be able to operate. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Management voluntarily transitioned to a fully reporting company and spends considerable time meeting the associated reporting obligations.

Management operated Mentor Capital, Inc. as a non-reporting public company for over 26 years and voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we have been subject to the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other securities rules and regulations. If we were listed on an Exchange, we would be subject to the rules of the Exchange on which we were listed. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden on management. This distraction can divert management from its operation of the business to the detriment of core operations.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of June 30, 2023, the Company had 22,941,357 outstanding shares of its Common Stock trading at approximately $0.026 per share. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the second quarter of 2023 or in fiscal 2022.

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

As of June 30, 2023, Mr. Billingsley owned approximately 7.45% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 13.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our partners’ and affiliates’ products may be used for medical or other sensitive purposes. We may become the subject of litigation alleging that our partners’ and affiliates’ products were ineffective or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to, but do not now, carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, the outbreak of war in Ukraine, product and labor shortages, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Also, we may have difficulties in securing additional financing.

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

Mentor Capital, Inc.

Date: August 11, 2023	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 11, 2023	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-47-