Form 10-Q
period 2023-09-30
Mentor Capital, Inc.
filed 2023-11-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 10, 2023, there were 22,686,105 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, the COVID-19 outbreak, economic sanctions, cybersecurity risks, increased risk to oil markets, potential banking crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the outbreak of war in Ukraine, and the Israel-Hamas war on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments in the cannabis-related industry or other industries, we may be subject to heightened scrutiny, and our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$470,732	$789,930
Investments in securities, fair value	5,614
Accounts receivable, net	730,157	633,778
Other receivable	20,374	230,322
Prepaid expenses and other current assets	98,796	66,000

Total current assets	1,325,673	1,720,030

Property and equipment
Property and equipment	441,077	355,725
Accumulated depreciation and amortization	(259,199)	(208,847)

Property and equipment, net	181,878	146,878

Other assets
Operating lease right-of-use assets	323,875	370,164
Finance lease right-of-use assets	1,560,757	895,323
Investment in account receivable, net of discount and current portion	224,500	315,309
Security Deposit	22,477	25,575
Long term investments	104,431	94,431
Goodwill	1,426,182	1,426,182

Total other assets	3,662,222	3,126,984

Total assets	$5,169,773	$4,993,892

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited, Continued)

	September 30,	December 31,
	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$51,632	$32,092
Accrued expenses	602,529	658,743
Related Party Loans	50,545	-
Economic injury disaster loan, current portion	6,235	3,191
Finance lease liability, current portion	419,073	232,058
Operating lease liability, current portion	67,804	62,861
Current portion of long-term debt	-	29,011
Total current liabilities	1,197,818	1,017,956

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	1,173,153	1,153,948
Economic injury disaster loan, net of current portion	51,797	157,869
Finance lease liability, net of current portion	1,069,810	575,852
Operating lease liability, net of current portion	256,071	307,303
Long term debt, net of current portion	-	54,865
Total long-term liabilities	2,550,831	2,249,837
Total liabilities	3,748,649	3,267,793

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 shares issued and outstanding at September 30, 2023 and December 31, 2022*	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 22,686,105 and 22,941,357 shares issued and outstanding at September 30, 2023 and December 31, 2022	2,269	2,294
Additional paid in capital	13,078,134	13,085,993
Accumulated deficit	(11,697,286)	(11,345,465)
Non-controlling interest	38,007	(16,723)
Total shareholders’ equity	1,421,124	1,726,099
Total liabilities and shareholders’ equity	$5,169,773	$4,993,892

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Service fees	$2,151,811	$1,910,131	$6,432,616	$5,610,158

Finance lease revenue	-	20,168	-	37,659

Total revenue	2,151,811	1,930,299	6,432,616	5,647,817

Cost of sales	1,476,677	1,490,712	4,151,400	3,924,380

Gross profit	675,134	439,587	2,281,216	1,723,437

Selling, general and administrative expenses	867,863	861,628	2,537,644	2,777,865

Operating income (loss)	(192,729)	(422,041)	(256,428)	(1,054,428)

Other income and (expense)
Employee retention credits	-	-	6,921	1,350,161
Gain (loss) on investments	939	590	715	(39,661)
Interest income	10,730	12,887	27,564	40,632
Interest expense	(29,553)	(20,283)	(76,349)	(58,052)
Gain on asset disposal	-	-	-	56,455
Other income (expense)	1,021	56,128	14,430	58,026

Total other income and (expense)	(16,863)	49,322	(26,719)	1,407,561

Income (loss) before provision for income taxes	(209,592)	(372,719)	(283,147)	353,133

Provision for income taxes	-	800	13,944	47,690

Net income (loss)	(209,592)	(373,519)	(297,091)	305,443

Gain (loss) attributable to non-controlling interest	(36,429)	(134,695)	54,730	329,419

Net income (loss) attributable to Mentor	$(173,163)	$(238,824)	$(351,821)	$(23,976)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.008)	$(0.010)	$(0.015)	$(0.001)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,749,918	22,941,357	22,864,781	22,941,357

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2023 and 2022

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at June 30, 2023	11	$-	22,941,357	$2,294	$13,085,380	$(11,524,123)	$1,563,551	$74,436	$1,637,987

Treasury stock buy-backs			(255,252)	(25)	(7,246)		(7,271)		(7,271)

Net income (loss)	-	-	-	-	-	(173,163)	(173,163)	(36,429)	(209,592)

Balance at September 30, 2023	11	$-	22,686,105	$2,269	$13,078,134	$(11,697,286)	$1,383,117	$38,007	$1,421,124

Balances at June 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,659,231)	$2,429,055	$342,930	$2,771,985

Net income (loss)	-	-	-	-	-	(238,824)	(238,824)	(134,695)	(373,519)

Balance at September 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,898,055)	$2,190,231	$208,235	$2,398,466

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at December 31, 2022	11	$-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Treasury stock buybacks	-	-	(255,252)	25	(7,859)	-	(7,884)	-	(7,884)

Net income (loss)	-	-	-	-	-	(351,821)	(351,821)	54,730	(297,091)

Balance at September 30, 2023	11	$-	22,686,105	$2,269	$13,078,134	$(11,697,286)	$1,383,117	$38,007	$1,421,124

Balances at December 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of warrants to common stock	-	-	90,410	9	14,337	-	14,346	-	14,346
Net income (loss)	-	-	-	-	-	(23,976)	(23,976)	329,419	305,443

Balance at September 30, 2022	11	$-	22,941,357	$2,294	$13,085,992	$(10,898,055)	$2,190,231	$208,235	$2,398,466

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(297,091)	$305,443
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	50,352	51,847
Amortization of right of use asset	269,470	147,419
Gain on asset disposal	-	(26,168)
Bad debt expense	10,198	53,000
Amortization of discount on investment in account receivable	(27,091)	(38,754)
Decrease in accrued investment interest income	-	86,325
(Gain) loss on investment in securities at fair value	(715)	751
Gain on long-term investments	-	(41,326)
Increase (Decrease) in deposits	3,099	(8,000)
Decrease (increase) in operating assets
Finance leases receivable	-	306,650
Accounts receivable - trade	(106,577)	121,730
Other receivables	209,948	(370,349)
Prepaid expenses and other current assets	(34,305)	(46,722)
Employee advances	1,509	(1,161)
Increase (decrease) in operating liabilities
Accounts payable	19,541	(11,546)
Accrued expenses	(159,243)	628,177
Deferred revenue	-	(16,308)
Accrued salary, retirement, and benefits - related party	19,205	19,586

Net cash provided by (used by) operating activities	(41,700)	1,160,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(14,899)	-
Purchases of property and equipment	(85,352)	(24,733)
Down payments on right of use assets	-	(42,675)
Proceeds from investment in receivable	117,900	700

Net cash (used by) investing activities	17,649	(66,708)

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, Continued)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	$50,545	$50,000
Proceeds from warrants converted to common stock	-	14,346
Payments on repurchase of stock	(7,884)	-
Payments on related party payable	-	(21,950)
Payments on long-term debt	(83,876)	(21,085)
Payments on finance lease liability	(253,932)	(131,818)

Net cash provided by (used by) financing activities	(295,147)	(110,507)

Net change in cash	(319,198)	983,379

Beginning cash	789,930	453,939

Ending cash	$470,732	$1,437,318

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$32,425	$8,736

Cash paid for income taxes	$11,224	$6,526

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Right of use assets acquired through operating lease liability	$-	$-

Right of use assets acquired through finance lease liability	$934,905	$251,896

Property and equipment acquired through long-term debt	-	22,480

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

The Company’s broad target industry focus includes energy, facilities operations, and management services with the goal of ensuring increased market opportunities.

Mentor has a 51% interest in Waste Consolidators, Inc. (“WCI”). WCI was incorporated in Colorado in 1999 and operates in Arizona and Texas. It is a long-standing investment of the Company since 2003.

Mentor’s 100% owned subsidiaries, Mentor IP, LLC (“MCIP”), Mentor Partner I, LLC, (“Partner I”), Mentor Partner II, LLC (“Partner II”), and TWG, LLC (“TWG”), are headquartered in Plano, Texas.

MCIP holds intellectual property and licensing rights related to one United States and one Canadian patent associated with THC and CBD vape pens. Patent application and national phase maintenance fees were expensed when paid rather than capitalized and therefore, no capitalized assets related to MCIP are recognized on the consolidated financial statements at September 30, 2023 and December 31, 2022. Subsequent to quarter end, on October 24, 2023, MCIP divested its intellectual property and licensing rights related to the United States and the Canadian patents. See Note 20.

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

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. In February 2023, the Company and Mentor Partner I filed a Request for Court Judgment requesting that the stipulated judgment agreed as part of the Settlement Agreement be entered against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 of the default settlement amount (calculated as the settlement payment, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgement. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. No recovery payments have received since October 11, 2022. The $2,539,597 judgment and interest receivable of $56,358 for the three months and nine months ended September 30, 2023 is fully reserved pending the outcome of the Company’s collection process. See Notes 1, 8, and 18.

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

On November 22, 2017 and October 31, 2018, the Company purchased convertible notes in principal face value of $50,000 and $25,000, respectively, from NeuCourt, Inc. (“NeuCourt”) that each bore interest at 5% per annum. On November 7, 2019, October 28, 2020, and January 4, 2022, the Company received 25,000, 52,000, and 27,630 warrants covering an aggregate of 105,130 shares of NeuCourt common stock exercisable at $0.02 per share in exchange for the Company’s agreement to extend the maturity dates of the convertible notes. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At September 30, 2023, the SAFE Purchase Amount is $93,756. See Note 7.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at September 30, 2023.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the nine month period ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of $11,697,286 as of September 30, 2023. The Company continues to experience negative cash flows from operations.

Ongoing Capital Formation

The Company may seek to recover unused funds from its affiliated entities, sell one or more investments that management has determined have significantly appreciated, are at the end of their lifecycle or no longer fit within the Company’s desired focus, or raise additional capital to fund its operations. Mentor will continue to attempt to raise capital resources from both related and unrelated parties. Additionally, the Company has 6,250,000 Series D warrants outstanding in which the Company can reset the exercise price substantially below the current market price. These condensed consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants. Management’s plans include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Impact Related to COVID-19 and Global Economic Factors

The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, acquisitions plans, results of operations, financial condition, and stock price. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, increased risk to oil markets, potential banking crises, the outbreak of war in Ukraine, the Israel-Hamas war, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, due to a reduction in expected collections, the collectability of our investment in accounts receivable was impaired by $116,430 at December 31, 2022, and on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 3.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter-in-place orders, and mandatory closures. These actions have substantially lifted. Supply chain disruptions, inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2023. WCI has not experienced an overall reduced demand for services initially anticipated because WCI helps lower monthly service costs paid by its client properties. However, WCI has been directly affected by rapid increases to direct costs of fuel, labor, and landfill usage in 2020, 2021, 2022, and 2023. WCI’s clients may experience a delay in collecting rent from tenants, which may cause slower payments to WCI. WCI closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

We anticipate that current cash and associated resources will be sufficient to execute our business plan for the next twelve months. The ultimate impact of COVID-19 impacts, the outbreak of war in Ukraine, the Israel-Hamas war, and inflation, interest rate increases, tax increases, and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, including the political climate, COVID-19, crisis in Ukraine, Israel-Hamas war, government responses, and related drag on the economy, which are uncertain and cannot be predicted at this time.

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

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Acquisitions and divestitures are not announced until certain. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

There were no accounting pronouncements issued during the nine months ended September 30, 2023, that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2023 and December 31, 2022.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of the allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2023 and December 31, 2022, the Company has an allowance for doubtful receivables in the amount of $51,959 and $53,692, respectively.

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

Investments in debt securities

At September 30, 2023 and December 31, 2022, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At September 30, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively. See Note 7.

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

Note 2 - Summary of significant accounting policies (continued)

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31, and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. To estimate the fair value, management uses valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change. Actual results may differ from assumed and estimated amounts. Management determined that no impairment write-downs were required as of September 30, 2023 and December 31, 2022.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 6,700,000 and 6,700,000 as of September 30, 2023 and December 31, 2022, respectively. There were no potentially dilutive shares outstanding at September 30, 2023 and December 31, 2022.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the nine months ended September 30, 2023 and 2022 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The investment in account receivable consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Face value*	$285,700	$403,600
Unamortized discount	(61,200)	(88,291)
Net balance	224,500	315,309
Current portion	-	-
Long term portion	$224,500	$315,309

*	On January 10, 2023, the Company received the 2022 annual installment payment of $117,000. The Company applied the $117,000 to the face value of its investment in account receivable. Additionally, the Company reduced the face value of its investment in account receivable by an additional $100 per month for the nine months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, $10,484 and $12,916 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2023 and 2022, $27,091 and $38,754 of discount amortization is included in interest income, respectively.

Note 4 – Other receivable

Other receivables consisted of the following:

Schedule of other receivables

	September 30, 2023	December 31, 2022
Employee retention tax credits	$-	$-
Accrued sales tax receivable from customers*	20,374	237,243
Other	-	(6,921)

Total Other receivable	$20,374	$230,322

*	At December 31, 2022 management estimated that WCI’s accrued sales tax receivable was $237,243 out of the remaining $285,128 that WCI was entitled to collect at year end. As of September 30, 2023, WCI received $206,671 from WCI customers and management estimates that an additional $20,374 in accrued sales tax will be received from WCI clients.

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

ERTC income of $0 and $1,350,161 was reflected in other income for the three and nine months ended September 30, 2022 in the condensed consolidated income statement. WCI received the ERTC based on qualitative information submitted. During the three months ended September 30, 2022, $1,272,263 was claimed against current payroll tax liabilities as they became due, and the remaining credit of $77,898 was included in other receivable in the condensed consolidated balance sheet at September 30, 2022. ERTC income of $0 is reflected in other income for the three and nine months ended September 30, 2023 in the condensed consolidated income statements.

The December 31, 2021, ERTC balance of $33,222, was received by Mentor as a refund in the first nine months of 2022. The balance at December 31, 2022 was $0.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2023	December 31, 2022
Computers	$33,626	$31,335
Furniture and fixtures	27,374	27,374
Machinery and vehicles	380,077	297,016
	441,077	355,725
Accumulated depreciation and amortization	(259,199)	(208,847)

Net Property and equipment	$181,878	$146,878

Depreciation and amortization expense were $19,181 and $18,207 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense were $50,352 and $51,847 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation on WCI vehicles used to service customer accounts is included in the cost of goods sold, and all other depreciation is included in selling, general and administrative expenses in the condensed consolidated income statements.

Note 6 – Lessee Leases

Operating leases are comprised of office space and office equipment leases. Fleet leases entered into prior to January 1, 2019, are classified as operating leases. Fleet leases entered into on or after January 1, 2019, under ASC 842 guidelines, are classified as finance leases.

Gross right of use assets recorded under finance leases related to WCI vehicle fleet leases were $2,272,984 and $1,289,714 as of September 30, 2023, and December 31, 2022, respectively. Accumulated amortization associated with finance leases was $712,227 and $442,756 as of September 30, 2023, and December 31, 2022, respectively.

Lease costs recognized in our consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost included in cost of goods	$-	$976	$-	$16,904
Operating lease cost included in operating costs	18,398	7,500	60,256	22,200
Total operating lease cost (1)	18,398	8,476	60,256	39,104
Finance lease cost, included in cost of goods:
Amortization of lease assets	104,383	54,855	269,470	149,687
Interest on lease liabilities	23,394	7,258	56,450	21,116
Total finance lease cost	127,777	62,113	325,920	170,803
Short-term lease cost	-	-	-	-
Total lease cost	$146,175	$70,589	$386,176	$209,907

(1)	Right of use asset amortization under operating agreements was $15,661 and $7,214 for the three months ended September 30, 2023 and 2022, respectively. Right of use asset amortization under operating agreements was $46,289 and $32,847 for the nine months ended September 30, 2023 and 2022, respectively.

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases	4.01 years	4.75 years
Weighted-average remaining lease term – finance leases	3.49 years	4.63 years
Weighted-average discount rate – operating leases	6.0%	6.0%
Weighted-average discount rate – finance leases	7.5%	5.5%

Note 6 – Lessee Leases (continued)

Finance lease liabilities were as follows:

	September 30, 2023	December 31, 2022
Gross finance lease liabilities	$1,696,301	$897,849
Less: imputed interest	(207,418)	(89,939)
Present value of finance lease liabilities	1,488,883	807,910
Less: current portion	(419,073)	(232,058)
Long-term finance lease liabilities	$1,069,810	$575,852

Operating lease liabilities were as follows:

	September 30, 2023	December 31, 2022
Gross operating lease liabilities	$366,918	$428,946
Less: imputed interest	(43,043)	(58,782)
Present value of operating lease liabilities	323,875	370,164
Less: current portion	(67,804)	(62,861)
Long-term operating lease liabilities	$256,071	$307,303

Lease maturities were as follows:

Maturity of lease liabilities

12 months ending September 30,	Finance leases	Operating leases
2024	$419,073	$67,804
2025	424,735	74,860
2026	388,723	82,475
2027	251,571	90,670
2028	4,781	8,066
Total	1,488,883	323,875
Less: Current maturities	(419,073)	(67,804)
Long-term liability	$1,069,810	$256,071

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At September 30, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

Note 8 – Finance leases receivable

Partner I

Net finance leases receivable from G Farma remain fully impaired at September 30, 2023 and December 31, 2022. Finance lease revenue recognized on Partner I finance leases at September 30, 2023 and December 31, 2022 was $0 and $0, respectively. See Note 18.

Net finance leases receivable, non-performing, consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. At September 30, 2023 and December 31, 2022, Partner II recognized finance revenue of $0 and $37,659, respectively.

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

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028
Total gains or losses
Included in earnings (or changes in net assets)	(833)	-	-	(833)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	(176)	-	-	-	-
Settlements	-	-	(396,666)	-	(194,028)
Balance at December 31, 2022	$-	$-	$-	$675	$93,756

Total gains or losses
Included in earnings (or changes in net assets)	715	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	4,899	-	-	-	10,000
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at September 30, 2023	$5,614	$-	$-	$-	$103,756

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

The exercise price in effect at January 1, 2015 through September 30, 2023 for the Series D warrants is $1.60.

Subsequent to quarter end, on October 14, 2023, our Board of Directors authorized the Company to reset the Series D warrant exercise price to $0.02. See Note 20.

Note 11 - Common stock warrants (continued)

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were cancelled pursuant to a Settlement Agreement. As of September 30, 2023, and December 31, 2022, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of September 30, 2023, and December 31, 2022, the weighted average contractual life for all Mentor warrants was 14.75 years and 15.5 years, respectively, and the weighted average outstanding warrant exercise price was $2.11 and $2.11 per share, respectively.

During the nine months ended September 30, 2022, there were 87,456 Series B and 2,954 Series D warrants exercised and there were no warrants issued. During the nine months ended September 30, 2023 there were zero Series B and Series D warrants exercised there were no warrants issued. The intrinsic value of outstanding warrants at September 30, 2023 and December 31, 2022 was $0 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	(87,456)	(2,954)	(90,410)

Outstanding at December 31, 2022	-	6,250,000	6,250,000
Issued	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2023	-	6,250,000	6,250,000

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

Series H $7.00 exercise price
Outstanding at December 31, 2021	689,159
Issued	-
Canceled	275,647
Exercised	-
Outstanding at December 31, 2022	413,512
Issued	-
Exercised	-
Outstanding at September 30, 2023	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the nine months ended September 30, 2023, and 2022, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2023 and December 31, 2022.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of September 30, 2023, and December 31, 2022, 255,252 and 44,748 shares have been repurchased and 255,252 and 44,748 shares have been retired, respectively. During the period July 1, 2023 through September 30, 2023, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2023	0	N/A	44,748	255,252
May 1 through May 31, 2023	0	N/A	44,748	255,252
June 1 through June 30, 2023	22,400	$0.027	67,148	232,852
July 1 through July 31, 2023	232,852	0.029	300,000	0
August 1 through August 31, 2023	0	0	0	0
September 1 through September 30, 2023	0	0	0	0
TOTAL	300,000	$0.029	300,000	0

Subsequent to quarter end, on October 14, 2023, our Board of Directors approved a third stock repurchase plan. See Note 20.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at September 30, 2023 and December 31, 2022 was $20,843 and $20,843 per share, respectively. There is $0 and $0 contingent liability for the Series Q Preferred Stock conversion at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.053 and $0.047, respectively, into an aggregate of 4,325,916 and 4,874,525 shares of the Company’s Common Stock, respectively. Because there were net losses for the nine-month period ended September 30, 2023 and December 31, 2022, the shares were anti-dilutive and therefore are not included in the weighted average share calculation for that period.

Note 14 - Term Loan

Term debt as of September 30, 2023 and December 31, 2022 consists of the following:

	September 30, 2023	December 31, 2022
Bank of America auto loan, interest at 2.49% per annum, monthly principal, and interest payments of $1,505, maturing July 2025, collateralized by vehicle.	$-	$18,427

Bank of America auto loan, interest at 2.24% per annum, monthly principal, and interest payments of $654, maturing October 2025, collateralized by vehicle.	-	44,529

Bank of America auto loan, interest at 2.84% per annum, monthly principal, and interest payments of $497, maturing March 2026, collateralized by vehicle.	-	20,920

Total notes payable	-	83,876
Less: Current maturities	-	(29,011)

	$-	$54,865

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

EIDL loan balances at September 30, 2023 consist of the following:

	September 30, 2023	December 31, 2022

On July 7, 2020, WCI received an Economic Injury Disaster Loan, including accrued interest of $0 and $11,160 as of September 30, 2023 and December 31, 2022, respectively. The note is secured by all tangible and intangible personal property of WCI, bears interest at 3.75% per annum, requires monthly installment payments of $731 beginning July 7, 2022, and matures July 7, 2050.	58,032	161,060

Less: Current maturities	(6,235)	(3,191)

Long-term portion of economic injury disaster loan	$51,797	$157,869

Interest expense on the EIDL Loan for the three months ended September 30, 2023 and 2022 was $1,361 and $1,501, respectively.

Interest expense on the EIDL Loan for the nine months ended September 30, 2023 and 2022 was $4,172 and $4,418, respectively.

Subsequent to quarter end, WCI’s EIDL Loan was paid in full. See Note 20.

Note 16 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	September 30, 2023	December 31, 2022
Accrued salaries and benefits	$938,381	$914,072
Accrued retirement and other benefits	496,425	501,529
Offset by shareholder advance	(261,653)	(261,653)
	$1,173,153	$1,153,948

As approved by a resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the nine months ended September 30, 2023 and 2022, the incentive fee expense was $0 and $0, respectively.

Subsequent to quarter end, on October 14, 2023, our Board of Directors increased the CEO’s salary. See Note 20.

Note 17 – Related party transactions

On December 15, 2020, WCI received a $20,000 short term loan, which bore interest at 8% per annum, from an officer of WCI, which was reflected as a related party payable at December 31, 2022. On February 15, 2022, the loan plus accrued interest of $1,950 was paid in full.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bore interest at 7.8% per annum, was compounded quarterly, and was due upon demand. On June 17, 2021 and June 5, 2022, Mentor received additional $100,000 and $50,000 loans from its CEO with the same terms as the original loan. On December 1, 2022, the loans plus accrued interest of $28,024 was paid in full.

On August 10, 2023, Mentor received a $50,000 loan from its CEO, which bears interest at 7.8% per annum, is compounded quarterly, and is due upon demand. The loan from the related party and accrued interest was reflected as a long-term liability at September 30, 2023. For the three months ended September 30, 2023 and the nine months ended September 30, 2023, the interest expense on the long-term loan from the related party was $545.

On August 2, 2023, Mentor called a $1,080,000 note receivable from WCI, a related party, plus accrued interest of $3,591. On September 6, 2023 WCI satisfied the note and accrued interest in full. WCI’s payment consisted of $66,712 cash and a $1,016,879 credit from the Company in exchange for surrender of rights to exercise 2,259,732 warrants of the Company at $0.45 per warrant. The Company recorded the $1,016,879 warrant credit as a reduction to additional paid in capital in accordance with ASC 480 “Distinguishing Liabilities from Equity Overall.” WCI recorded the $1,016,879 credit as a capital contribution because it was derived from the surrender of the WCI stockholder’s rights to exercise the Company’s 2,259,732 warrants.

At September 30, 2023 and December 31, 2022, the WCI note consisted of a note at principal face value of $0 and $1,080,000, respectively. The note was payable on demand and the other WCI stockholder was permitted to utilize any of his remaining Mentor warrants as currency to partially repay the loan at a rate of $0.45 per warrant upon the surrender of such remaining unexercised warrants. The note accrued interest at 0.42% per annum with annual interest only payments due. For the three months ended September 30, 2023 and September 30, 2022, the Company recorded interest income of $0 and $1,134 from WCI. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded interest income of $2,268 and $3,402 from WCI. The note was issued September 13, 2011 as payment for past amounts owed of $380,000 and included prepaid amounts of $700,000 for administrative fees payable to the Company under that certain May 31, 2005 Liquidity Agreement between the Company and WCI. The WCI note receivable and interest on the Company’s financials and the Mentor note payable and interest on WCI’s financials are eliminated in consolidation.

The deferred balances for the three months and nine ended September 30, 2023 and September 30, 2022 were $0 and $345,333, respectively. WCI deferred fees represent deferred administrative fees relating to the paid $1,080,000 note receivable from WCI, the related party. The deferred balances at September 30, 2023 and December 31, 2022 were $0 and $337,333. The Company recognized a total of $337,333 in deferred fees prior to the three months and nine months ended September 30, 2023. The Company recognized $2,667 in deferred fees per month and an additional $318,667 in deferred fees on September 6, 2023, concurrent with WCI’s payment of the note to the Company.

The deferred fees on the Company’s financials and the deferred asset on WCI’s financials are eliminated in consolidation.

Subsequent to quarter end, on October 4, 2023, all of the outstanding shares of WCI stock were sold to Ally Waste Services, LLC. See Note 20.

Note 18 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, summarized above, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at September 30, 2023 and December 31, 2022.

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

In August, September, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company and Partner I sought entry of a stipulated judgment against the G Farma Settlors for (1) the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 of the default settlement amount (calculated as the settlement payment, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgement. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $0 and $3,550 are included in other income in the consolidated financial statements for the year ended September 30, 2023 and December 31, 2022, respectively. The $2,539,597 judgment and interest receivable of $56,358 for the three months and nine months ended September 30, 2023 is fully reserved pending the outcome of the Company’s collection process. See Notes 1, 9, and 20. [See also Notes 8, 9, and 20, to the Company’s Annual Report for the period ended December 31, 2022 on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023 for a discussion of the reserve against the finance lease receivable.]

Note 19 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the Company’s long-standing investment in WCI, which works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs, and 2) a historic segment which includes the cost basis of our former membership interests of Electrum, the reserved contractual interest in the Electrum legal recovery, the former finance lease payments receivable from Pueblo West to Partner II, the former settlement payments receivable from the G Farma Settlors, and the legacy operation of subsidiaries MCIP and Partner I. Additionally, the Company has added new tracking investments in energy securities listed on the NYSE.

	Historic Segment	Facility Operations Related	Corporate and Eliminations	Consolidated
Three months ended September 30, 2023
Net revenue	$-	$2,151,811	$-	$2,151,811
Operating income (loss)	(181)	(47,675)	(144,873)	(192,729)
Interest income	-	1	10,729	10,730
Interest expense	-	25,023	4,530	29,553
Property additions	-	46,763	-	46,763
Depreciation and amortization	-	18,754	427	19,181

Three months ended September 30, 2022
Net revenue	$20,168	$1,910,131	$-	$1,930,299
Operating income (loss)	19,507	(314,565)	(126,983)	(422,041)
Interest income	-	-	12,887	12,887
Interest expense	-	10,564	9,719	20,283
Property additions	-	18,334	-	18,334
Depreciation and amortization	-	17,687	520	18,207

Nine months ended September 30, 2023
Net revenue	$-	$6,432,907	$(291)	$6,432,616
Operating income (loss)	(1,124)	178,854	(434,158)	(256,428)
Interest income	-	1	27,563	27,564
Interest expense	-	62,770	13,579	76,349
Property additions	-	83,062	2,291	85,353
Depreciation and amortization	-	49,260	1,092	50,352
Total assets	651	3,357,852	1,811,270	5,169,773

Nine months ended September 30, 2022
Net revenue	$37,659	$5,610,158	$-	$5,647,817
Operating income (loss)	33,079	(360,192)	(727,315)	(1,054,428)
Interest income	-	5	40,627	40,632
Interest expense	-	31,743	26,309	58,052
Property additions	-	46,236	-	46,236
Depreciation and amortization	-	50,283	1,564	51,847
Total assets	737,847	3,536,780	1,566,378	5,841,005

Note 19 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating loss	$(192,729)	$(422,041)	$(256,428)	$(1,054,428)
Employee retention credits	-	-	6,921	1,350,161
Gain (loss) on investments	939	590	715	(39,661)
Interest income	10,730	12,887	27,564	40,632
Interest expense	(29,553)	(20,283)	(76,349)	(58,052)
Gain on asset disposals	-	-	-	56,455
Other income	1,021	56,128	14,430	58,026

Income before income taxes	$(209,592)	$(372,719)	$(283,147)	$353,133

Subsequent to quarter end, on October 4, 2023, the Company sold its 51% interest in WCI. Then, on October 24, 2023, the Company completely divested itself of any cannabis assets or involvement and on October 30, 2023, the Company increased its energy investments. See Note. 20.

Note 20 – Subsequent events

Subsequent to quarter-end, on October 4, 2023, the Company sold its 51% interest in Waste Consolidators, Inc. by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. In connection with such sale, the Company received net, after WCI debt payoff, $5,000,000 in cash and a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000. The note accrues interest at 6% per annum. For more information please see the Company’s October 5, 2023 Press Release and its Form 8-K filed with the Securities and Exchange Commission on October 10, 2023. Prior to the sale, WCI’s smaller debts and obligations were retired and coincidently WCI’s EIDL Loan was paid in full. The final EIDL Loan payment consisted of $149,900 principal plus $7,916 interest.

Subsequent to quarter end, on October 14, 2023, the Board of Directors of the Company approved i) a stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock, ii) an increase of the CEO’s annual salary to $208,000 per year to adjust for inflation, and iii) authorization to reset the Series D warrant strike price to $0.02 per share.

Subsequent to quarter end, on October 24, 2023 the Company completely divested itself of its last cannabis involvement by causing its subsidiary, Mentor IP, LLC (“MCIP”), to transfer its interest in non-revenue generating patents back to the inventor.

Subsequent to quarter end, on or around October 30, 2023, the Company increased its energy investments in Exxon Mobil Corp., Occidental Petroleum Corp., Chevron Corp., Cameco Corp., a uranium investment, and Arch Resources, Inc., a coal investment, which together now total the majority of the Company’s non-cash assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2023 and the results of operations for the nine months ended September 30, 2023 and 2022. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 and 2022 and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Acquisitions and investments

Waste Consolidators, Inc. (WCI)

Waste Consolidators, Inc. (“WCI”) is a long-standing investment of which the Company owns a 51% interest and is included in the consolidated financial statements for the nine months ended September 30, 2023 and 2022. WCI works with business park owners, governmental centers, and apartment complexes to reduce their facility related operating costs. WCI’s waste management and disposal services include waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services in Phoenix, Austin, San Antonio, Houston, and Dallas. In the last half of 2020, WCI began expanding its services in Texas from San Antonio and Austin to include Houston, and in November 2021 began services in Dallas. This has led to an increase in selling, general and administrative expenses as WCI positions itself to operate in these newer locations.

Electrum Partners, LLC (Electrum)

Electrum Partners, LLC (“Electrum”) is a Nevada based cannabis consulting, investment, and management company. On November 18, 2022 Mentor received $459,990 from Electrum in consolidated settlement of one equity, one recovery purchase, and two secured capital agreements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP holds interests related to patent rights for an — 80% / 20% domestic and 50% / 50% foreign economic interest with R. L. Larson for THC and CBD vape pens under the provisions of United States patent law and the Patent Cooperation Treaty of 1970, as amended. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at September 30, 2023 and December 31, 2022.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At September 30, 2023 and December 31, 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at September 30, 2023.

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

Overview

The Company maintains a diverse and opportunistic acquisition focus looking beyond its legacy investment in WCI. Mentor’s current broad industry priorities include energy, facilities, operations, and management services ensuring market opportunity. In particular, the Company is looking to expand in the classic energy markets.

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

The Company continually works to identify potential acquisitions, investments, and divestitures. While evaluating whether an acquisition or divestiture may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

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

Results of Operations

Three Months Ended September 30, 2023, compared to Three Months Ended September 30, 2022

Revenues

Revenue for the three months ended September 30, 2023 was $2,151,811 compared to $1,930,299 for the three months ended September 30, 2022 (“the prior year period”), an increase of $221,512 or 11.48%. This increase is due to a $97,444 increase in WCI environmental fees, an increase $77,772 large item removal fees, and a $57,544 increase in service fees in the current period as compared to the prior year period offset by a ($20,168) decrease in Partner II finance lease revenue.

Gross profit

Gross profit for the three months ended September 30, 2023 was $675,134 compared to $439,587 for the prior year period, an increase of 53.58%. Cost of goods sold relate to WCI. WCI experienced gross profit of $687,934 or 31.97% of revenue for the three months ended September 30, 2023, compared to $466,981 or 24.5% for the prior year period, an increase of $220,953 with an increase of 7.47% in gross profit as a percentage of revenue. Partner II had gross profit of $0 for the three months ended September 30, 2023 as compared to $20,168 in the prior year period. This decrease was due to the early sale of Partner II’s leased manufacturing equipment on September 28, 2022. Partner I did not have revenue for the three months ended September 30, 2023 and 2022.

The increase in WCI gross profit percentage was due to an 11.48% increase in added revenue streams related to WCI including environmental fees of $97,444 and mattress surcharge fees of $34,147 which were not charged in the prior year period, an a $57,544 increase in service fees and a $77,772 large item removal fees. WCI’s cost of goods sold decreased by ($14,035) or (0.94%). WCI’s increase in revenue was partially offset by a $10,253 increase in contract labor expense, a $19,616 increase in WCI wages, and a $21,168 net increase in WCI enterprise fleet lease expenses.

The decrease in Partner II gross profit over the prior year period was due to the early sale of Partner II’s leased manufacturing equipment on September 28, 2022.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2023 was $867,863 compared to $861,628 for the prior year period, an increase of $6,235. We experienced a ($200,000) decrease in WCI management fees and a ($195,952) decrease in administrative expenses, partially offset by a $68,940 increase of in professional fees, an $33,159 increase in salaries, and an increase of $10,898 in WCI office rental costs resulting in an increase in other selling, general and administrative expenses of 0.72%, for the three months ended September 30, 2023 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($16,863) for the three months ended September 30, 2023 compared to $49,322 for the prior year period, a decrease of ($66,185). The decrease is due to a ($2,157) decrease in interest income and a ($55,107) decrease in other income partially offset by a ($9,270) decrease in interest expense and a $349 gain on investment for the three months ended September 30, 2023.

Net results

The net result for the three months ended September 30, 2023 was net loss attributable to Mentor of ($173,163) or ($0.008) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($238,824) or ($0.010) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2023, compared to Nine Months Ended September 30, 2022

Revenues

Revenue for the nine months ended September 30, 2023 was $6,432,616 compared to $5,647,817 for the nine months ended September 30, 2022 (“the prior year period”), an increase of $784,799 or 13.90%. This increase is due to an increase of $289,709 in WCI environmental fees and an increase of $104,794 mattress surcharge fees which were not charged in the prior year period, plus a $245,093 increase in large item removal fees, and a $247,340 increase in WCI service fees, in the current period as compared to the prior year period offset by a ($37,659) decrease in Partner II finance lease revenue and a decrease of ($69,979) in WCI fees.

Gross profit

Gross profit for the nine months ended September 30, 2023 was $2,281,216 compared to $1,723,437 for the prior year period, an increase of $557,779 or 32.36%. Cost of goods sold relates to WCI. WCI experienced gross profit of $2,304,729 or 35.83% of revenue for the nine months ended September 30, 2023, compared to $1,746,212 or 31.13% for the prior year period, an increase of $558,517 with an increase of 4.70% as a percentage of revenue. Partner II had gross profit of $0 for the nine months ended September 30, 2023 as compared to $37,659 for the prior year period. This ($37,659) decrease was due to the early sale of Partner II’s leased manufacturing equipment on September 28, 2022. Partner I did not have revenue for the nine months ended September 30, 2023 and 2022.

The increase in WCI gross profit percentage was due to an 8.77% increase in added revenue streams related to WCI including environmental fees of $289,709 and mattress surcharge fees of $104,794 which were not charged in the prior year period, plus a $247,340 increase in service fees and a $245,093 increase large item removal fees partially offset by a ($69,979) decrease in WCI fees. WCI’s cost of goods sold increased by $227,020 or 5.78%. WCI’s increase in revenue was partially offset by a $19,679 increase in contract labor expense and a $190,580 increase in WCI wages.

The ($37,659) decrease in Partner II gross profit over the prior year period was due to the early sale of Partner II’s leased manufacturing equipment on September 28, 2022.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2023 was $2,537,664 compared to $2,777,865 for the prior year period, a decrease of ($240,221). We experienced a ($357,500) decrease in WCI management fees and a ($248,602) decrease in professional fees, partially offset by a $161,361 increase in salaries, and an increase of $38,056 in WCI office rental costs, resulting in a decrease in other selling, general and administrative expenses of (8.65%) for the nine months ended September 30, 2023 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($26,719) for the nine months ended September 30, 2023 compared to $1,407,561 for the prior year period, a decrease of ($1,434,280). The decrease is primarily due to WCI’s one-time $1,350,161 employee retention tax credit reported in the nine months ended September 30, 2022. Additionally, the decrease is due to a ($13,068) decrease in interest income and a ($43,596) decrease in other income offset by a ($18,279) decrease in interest expense for the nine months ended September 30, 2023.

Net results

The net result for the nine months ended September 30, 2023 was net loss attributable to Mentor of ($351,821) or ($0.015) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($23,976) or ($0.001) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2023 we had cash and cash equivalents of $470,732 and working capital of $127,854.

Operating cash inflows in the nine months ended September 30, 2023 was ($41,700), including ($297,091) of net income, increased by non-cash depreciation and amortization of $50,352, non-cash amortization on right of use assets of $269,470, non-cash bad debt expense of $10,198, gain on investments of $715, a decrease in operating assets of $70,575, and an decrease in operating liabilities of ($120,497), partially offset by non-cash amortization of discount on investment in account receivable of ($27,091), and an increase in deposits of $3,099.

Cash inflows from investing activities in the nine months ended September 30, 2023 were $17,649 due to the collection on investment receivable of $117,900, offset by purchases of property and equipment of $85,352 and purchases of investment securities of $14,899.

Net outflows from financing activities during the nine months ended September 30, 2023 were ($295,147) consisting of payments on the re-purchase of stock of ($7,884), payments on long-term debt of ($83,876) and payments on finance lease liability of ($253,932), offset by proceeds from related party loans of $50,545.

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

For the nine months ended September 30, 2023, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2022. We believe that if warrants are redeemed and exercised, partial warrant redemptions would provide monthly cash in excess of what is required for monthly operations for an extending period of time while we are exploring other major sources of funding for further acquisitions.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On August 27, 2021, the Company and Mentor Partner I settled certain litigation with G FarmaLabs Limited, a Nevada corporation, and certain of its affiliates (the “G Farma Settlors”). The G Farma Settlors partially performed, and then breached, the Settlement Agreement.

Consequently, in February 2023, the Company and Mentor Partner I filed a Request for Entry of Judgment requesting that the Court enter an agreed stipulated judgment be entered against the G Farma Settlors for (1) the remaining amount unpaid of $500,000 promised, all accrued interest thereon, and an additional $2,000,000 agreed in the Settlement Agreement, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 of the default settlement amount (calculated as the settlement payment, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219.09, costs of $1,642.64, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgement. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 8, and 18 to this Quarterly Report and Notes 8, 9, and 20 to Company’s Annual Report for the period ended December 31, 2022 on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023. The $2,539,597 judgment and interest receivable of $56,358 for the three months and nine months ended September 30, 2023 is fully reserved pending the outcome of the Company’s collection process.

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

Management has noted challenging financial conditions. During the nine months ended September 30, 2023, and the years ended December 31, 2022 and 2021, we experienced significant operating, liquidity, and cash flows challenges. If we are unable to make a future return on our investments to generate positive cash flow and cannot obtain sufficient capital from portfolio and non-portfolio-related sources to fund operations and pay liabilities in a timely manner, we may face extreme operating difficulties. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing, or to generate capital from the sale of operating businesses and assets, or to generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel, and continue to seek out and invest in new companies.

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

As of September 30, 2023, the Company had 22,686,105 outstanding shares of its Common Stock trading at approximately $0.041 per share. As of the same date, the Company also had 6,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $1.60 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $1.60 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the third quarter of 2023 or in fiscal 2022.

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

As of September 30, 2023, Mr. Billingsley owned approximately 7.45% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 13.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 2,047,274 Series D warrants, exercisable at $1.60 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $1.60 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws, technologies, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to invest in companies that develop and enhance products and services offered in the energy, staffing, operations, manufacturing, management services, and dispute resolution industries. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated as Main Street Athletic Clubs, Inc. in California in 1994. We were privately owned until September 1996; our Common Stock began trading on the Over The Counter Pink Sheets on March 12, 1997. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware. We have operated in several different industries over our existence but do not have brand recognition within any one industry. We are continuing to shift the types of entities with whom we are interested in partnering.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, the outbreak of war in Ukraine, the Israel-Hamas war, product and labor shortages, increased risk to oil markets, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Also, we may have difficulties in securing additional financing.

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

Item 3. Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)
4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)
10.1	Mentor Capital, Inc. Loan Agreement dated August 10, 2023 (Loan from Chet Billingsley)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: November 10, 2023	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: November 10, 2023	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-49-