Form 10-K
period 2023-12-31
Mentor Capital, Inc.
filed 2024-04-01
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $571,080. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 28, 2024, there were 24,686,105 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-K regarding the potential future impact of inflation, interest rate increases, tax increases, recession, climate regulation, the COVID-19 outbreak, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and the outbreak of war in Ukraine, and the Israel-Hamas war on the Company’s business and results of operations are forward-looking statements. These risks and uncertainties include but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:” Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As we emerged from bankruptcy, the court allowed the original issuance of approximately $145 Million in warrants to the Company’s claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00, $1.60, and $7.00 per share. On October 14, 2023 the Board of Directors authorized the reset of the Series D warrants strike price to $0.02 per share subject to the assignment of the requesting shareholders and Company approved parties for a $0.10 per warrant redemption fee in accordance with the court-approved plan of reorganization. Designees that redeem and exercise such Series D warrants would pay $0.12 per share. For original holders, the remaining outstanding Series D warrants are exercisable at $0.02 per share plus a $0.10 warrant redemption fee, if applicable. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders are more likely to exercise warrants at $0.02 per warrant share if the shares of our Common Stock are priced above $0.02 per share. The greater the share price and the longer the Company’s Common Stock share price is above $0.02, the more likely warrant holders will be willing to exercise their warrants.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2023 and 2022, no warrants were redeemed.

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

Developments

Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to funding, accounting, and audits, for our majority-owned subsidiaries, which makes up most of our holdings. We monitor our less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

In the public arena, the Company continues its diverse investment activities. These include the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company has signaled a substantial return to its energy roots, starting with a tracking investment in five New York Stock Exchange energy companies in the oil and gas, coal, and uranium markets. These five energy company stock holdings had a current combined stock value that equaled approximately 40% of the Company’s market capitalization at December 31, 2023.

Discontinued Operation – Facilities Operations Segment

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our facilities operations segment, that provides waste management and disposal services, including waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. WCI is now reported as a discontinued operation. WCI has been a long-standing investment, but it no longer aligns with the Company’s central business focus in the energy sector. The proceeds from the sale of our WCI shares provided the Company with capital to seek out new business opportunities in the classic energy space.

Electrum Partners, LLC

Electrum Partners, LLC (“Electrum”) is a Nevada-based consulting, investment, and management company. On November 18, 2022, Mentor received $459,990 from Electrum in a consolidated settlement of one equity, one recovery purchase, and two secured capital agreements. See Note 10 to the consolidated financial statements.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP held interests related to patent rights for an — 80% / 20% domestic and 50% / 50% foreign economic interest with R. L. Larson for vape pens under the provisions of United States patent law and the Patent Cooperation Treaty of 1970, as amended. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at December 31, 2023 and December 31, 2022. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to the United States and the Canadian patent associated with vape pens. The Company received no payment for its divestment. Patent application national phase maintenance fees were expensed when paid and there were no assets related to MCIP patents represented on the consolidated financial statements at December 31, 2023 and 2022. Activity had been limited to payment of patent application maintenance fees in Canada.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,755.99, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At December 31, 2023 and 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively. See Note 7.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2023.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G FarmaLabs Limited (“G Farma”), and now the related settlement and judgment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G Farma and related entities (collectively, the “G Farma Entities”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. During the years ended December 31, 2023 and 2022, Mentor withdrew no capital from Partner I. Partner I did not have any sales revenue for the years ended December 31, 2023 or 2022. There was no interest income recognized from Partner I finance leases for the years ended December 31, 2023 and 2022. The finance leases resulting from this investment have been fully impaired as of December 31, 2023 and 2022, due to circumstances described in Note 9 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West Organics, LLC (“Pueblo West”) which was paid off on September 28, 2022. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West, under a Master Equipment Lease Agreement, dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. See Note 10 to the condensed consolidated financial statements. During the years ended December 31, 2023 and 2022, Mentor withdrew capital of $0 and $326,893, respectively, from Partner II. During the year ended December 31, 2023 and 2022, Partner II recognized finance revenue of $0 and $37,659, respectively. See Note 9.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Overview

The Company maintains a diverse and opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into the classic energy markets of oil, gas, coal, uranium, and related markets.

The Company continually works to identify potential acquisitions and investments. While evaluating whether an acquisition may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Competition

We face formidable competition in every aspect of our business. There are many companies that are interested in investing in target companies, similar to our energy focus, and many of them are well-funded companies.

Employees

Continuing Operation

Mentor and its subsidiaries combined have two full-time corporate office employees. After Mentor relocated its corporate office from San Diego, California, to Plano, Texas in September 2020 it began working with outside professional consultants as needed. The corporate office employees have relied heavily on outside CPA, payroll, tax, facilities, corporate counsel, and other professional support to provide administrative support for its discontinued operation, MCIP, Partner I, Partner II, and TWG operations, and the energy sector.

Discontinued Operation

Prior to its sale on October 4, 2023, our discontinued operation had approximately 66 full-time employees in Phoenix, Arizona, 19 full-time employees in San Antonio and Austin, Texas, 2 full-time employees in Houston, Texas, and 2 full-time employees in Dallas, Texas.

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

Management has noted challenging financial conditions. During the years ended December 31, 2023 and 2022, we experienced significant cash flows challenges prior to our sale of our discontinued operation. Securing additional sources of financing to enable us to continue investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing, or to continue to generate capital from the sale of operating businesses and assets, or to generate positive cash flow from operations could prevent us from continuing to seek out and invest in new companies.

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

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for five years after the date these financial statements are issued. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Management voluntarily transitioned to a fully reporting company and spends considerable time meeting the associated reporting obligations.

Management operated Mentor Capital, Inc. as a non-reporting public company for over 26 years and eight years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to the Securities and Exchange Act, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other securities rules and regulations. If we were listed on an Exchange, we would be subject to the rules of the Exchange on which we were listed. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden on management. This distraction can divert management from its operation of the business to the detriment of core operations.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2023, the Company had 24,686,105 outstanding shares of its Common Stock trading at approximately $0.062. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock. The 1% partial redemption may continue to be periodically repeated according to the court formula until such unexercised warrants are exhausted or the partial redemption is otherwise suspended or truncated by the Company. Existing shareholders may suffer dilution if any warrants are exercised as a result of the Company’s partial redemption offering. There were no warrant redemptions in 2023 or 2022.

Our business model is to partner with or acquire other companies.

We aim to find businesses whose products, managers, technology, or other factors we like and acquire or invest in those businesses. While we are open to investing in a diverse portfolio of entities across the energy sector, there is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with the partners we identify. There is also no certainty that we will be able to consummate future transactions on favorable terms, or any new transaction at all. To date, several of our acquisitions/investments have not turned out well for us.

We may have to work harder to introduce rigor in our transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations we may have to work harder to satisfy good business practices. Entities and persons operating in private industry may be unaccustomed to entering into lengthy written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we had engaged may not pay particular attention to the obligations including their obligations associated with employee retention tax credit and economic injury disaster loan programs with which they have agreed in written contracts. We have experienced or may experience differences of this manner with several different entities with whom we do business, including several entities which failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of Mr. Billingsley could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we substantially rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals that we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees and the services of outside professionals as needed, we may be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of 14.23% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 28, 2024, Mr. Billingsley owned approximately 7.51% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 14.23% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated in California in 1994. We were privately owned until September 1996; at which time our Common Stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware. We have operated in several different industries over our existence but do not have brand recognition within any one industry.

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

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws, technologies, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to invest in companies that develop and enhance products and services offered in the energy and dispute resolution industries. There can be no assurance that our partners and subsidiaries will be able to develop and introduce new products and services or enhance initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

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

Our partners’ and affiliates’ products may be used for sensitive purposes. We may become the subject of litigation alleging that our partners’ and affiliates’ products were ineffective or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to, but do not now, carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the outbreak of war in Ukraine, the Israel-Hamas war, product and labor shortages, increased risk to oil markets, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have not experienced a material cybersecurity incident that has jeopardized the confidentiality, integrity, or availability of information systems or information residing in such information systems as defined under 17 C.F.R. § 229.106(a). If such an incident were to occur, we would work expeditiously to mitigate our damages as soon as such an incident is detected by implementing our risk management and cybersecurity plan in concert with our established cybersecurity response team. A cybersecurity incident would be reported to the Company’s Chairman of the Board and our general counsel, who would determine whether such incident or event was material. If such an incident or event is material, it would be reported to our Board of Directors and Audit Committee.

The Company maintains cybersecurity risk management, disaster readiness, and business continuity plans to anticipate potential threats and mitigate the probability of cybersecurity risks by establishing alerts, preemptive measures, and cybersecurity response protocols. We have set up information technology risk management alert programs that are routinely received and reviewed by management and our information technology professionals. We have implemented protocols and procedures to protect the privacy, safety, and security of our data and information technology. We routinely assess our cybersecurity risk while working in consultation with our information technology professionals. In addition to alerts, our information technology professionals provide risk management monitoring and support along with twenty-four-hour dedicated support for the Company. They possess expertise across multiple industries, including support of Department of Defense contractors in the United States. The Company does not share confidential information with third parties unless required by law. In such instances, the Company utilizes encryption methods to protect confidential information. The Company ensures that such information is given to such third parties in a responsible manner that would not disclose such confidential information to unintended recipients. Due to the nature of the Company’s operations, the instance of the Company’s receipt of confidential information is minimal, infrequent, and immaterial.

Our cybersecurity disaster readiness plan is implemented and managed by our assistant corporate secretary, who reports to the Chairman of the Board of Directors. Management oversees our cybersecurity risk and our disaster recovery and business continuity plan in order to consider, mitigate, and plan for the preemption of cybersecurity risks that may arise. Our assistant corporate secretary was formerly responsible for information technology, risk management, and cybersecurity at an Am Law 100 law firm in San Diego. She authored and implemented the firm’s disaster readiness and business continuity protocols and managed the firm’s information technology operations prior to her implementation of these similar risk management protocols at the Company in consultation with cybersecurity experts for the purpose of mitigating the Company’s risk and ensuring best practices. Our assistant corporation secretary is responsible for reporting risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, to the Chairman of the Board and our general counsel for consideration. The Chairman of the Board determines the necessity of discussing cyber risks. Material incidents would be reported to the Board of Directors and the Audit Committee.

The Company’s business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, and we have not experienced any material cybersecurity incidents. Our ability to manage our cybersecurity risks does not allow us to predict our cybersecurity vulnerability to ordinary, novel, or sophisticated cyber-attacks and cyber warfare threats in the future. As a result, we cannot provide future assurances that we will not be materially affected by cybersecurity risks or material cybersecurity incidents in the future. For more information on the risks that the Company faces, including cybersecurity-related risks, see our Item 1A Risk Factors section of this Annual Report on Form 10-K.

Item 2. Properties.

Continuing Operations

Mentor rented 2,000 square feet of office space for $2,990 per month under a one-year lease in San Diego, California, which expired in September 2020. Mentor relocated to Plano, Texas, in September 2020 and now reimburses facilities costs of $2,456 per month to the property owners, the Billingsley family. Reimbursable facilities costs have not increased since 2020. The Company does not pay rent. The Company’s San Diego rent and facilities costs formerly totaled $4,408 per month.

MCIP, Partner I, Partner II, and TWG office and administrative support are provided by Mentor in its Plano, Texas corporate offices.

Discontinued Operation

Our discontinued operation and former facilities segment, Waste Consolidators, Inc. (“WCI”), managed our former Arizona and Texas operations from Phoenix, Arizona, where it leased 5,603 square feet of office and warehouse space pursuant to a Multi-Lessee Industrial Net Lease effected September 15, 2022, for an initial lease term of sixty-one months commencing on October 1, 2022. The monthly base rent was $5,603 for the period October 1, 2022, to September 30, 2023. On October 1, 2022, our discontinued operation also paid its monthly pro rata share (3.89% of total rental square footage estimated at $1,289 per month or $0.23 per square foot per month) of the annual common area operating expenses and common area improvements incurred by the landlord. Previously, our discontinued operation managed its Arizona and Texas business from Tempe, Arizona, where it leased approximately 3,000 square feet of office and warehouse space for $2,200 per month under an operating lease that expired in January 2021 and was amended February 18, 2021, to extend the lease through February 2023. The monthly rent under the extended lease was $2,350 per month for the first year of the lease and $2,500 per month for the second year of the lease. On January 1, 2022, our discontinued operation also paid its monthly pro rata share (1.90% of total rentable square footage) of the common area operating expenses increase over the common area operating expenses incurred by the landlord in the calendar year 2021. On October 4, 2023, the Company sold its 51% equity interest in WCI. See Note 3.

Item 3. Legal Proceedings.

G FarmaLabs Limited

On August 27, 2021, the Company and Mentor Partner I settled certain litigation with G FarmaLabs Limited, a Nevada corporation, and certain of its affiliates (the “G Farma Settlors”). The G Farma Settlors partially performed, and then breached, the Settlement Agreement.

Consequently, in February 2023, the Company and Mentor Partner I filed a Request for Entry of Judgment seeking entry of a stipulated judgment against the G Farma Settlors for (1) the remaining unpaid settlement amount of $494,450 promised, all accrued and unpaid interest thereon, and an additional $2,000,000 principal amount as agreed in the Settlement Agreement, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 principal (calculated as the aggregate settlement amount, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023, until such time as the judgment is paid in full.

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. The $2,539,597 judgment and interest receivable of $120,370 for the twelve months ended December 31, 2023, is fully reserved pending the outcome of the Company’s collection process. See Notes 8, 9, and 18 to this Annual Report and Notes 8, 9, and 20 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023. We will continue to pursue collection from the G Farma Settlors over time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our shares of Common Stock are traded on the Over-The-Counter OTCQB The Venture Market (“OTCQB”) under the symbol “MNTR”.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported on the OTC Markets. This information reflects inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low
Quarter Ended December 31, 2023	$0.081	$0.044
Quarter Ended September 30, 2023	$0.041	$0.041
Quarter Ended June 30, 2023	$0.032	$0.024
Quarter Ended March 31, 2023	$0.036	$0.031
Quarter Ended December 31, 2022	$0.060	$0.037
Quarter Ended September 30, 2022	$0.085	$0.030
Quarter Ended June 30, 2022	$0.060	$0.035
Quarter Ended March 31, 2022	$0.041	$0.064
Quarter Ended December 31, 2021	$0.105	$0.050

Holders

As of December 31, 2023, there were approximately 6,185 registered holders of record of our Common Stock. As of December 31, 2023, we had a total of 24,686,105 shares of Common Stock issued and outstanding, 11 shares of Series Q Preferred Stock issued and outstanding, 4,250,000 Series D warrants outstanding, which are exercisable for 4,250,000 shares of Common Stock, and 413,512 Series H warrants outstanding which are exercisable for 413,512 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past although we may pay cash dividends or make distributions in the future on preferred and common shares.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). A total of 44,748 shares were repurchased between August 8, 2014 and September 9, 2015. As of December 31, 2023, and 2022, 300,000 and 44,748 shares have been repurchased, respectively and a total of 300,000 shares have been retired. From January 1, 2023 to December 31, 2023, Mentor repurchased the following shares of Common Stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2023	0	N/A	44,748	255,252
February 1 through February 29, 2023	0	N/A	44,748	255,252
March	0	N/A	44,748	255,252
April 1 through April 30, 2023	0	N/A	44,748	255,252
May 1 through May 31, 2023	0	N/A	44,748	255,252
June 1 through June 30, 2023	22,400	$0.027	67,148	232,852
July 1 through July 31, 2023	232,852	0.029	300,000	0
August 1 through August 31, 2023	0	N/A	300,000	0
September 1 through September 30, 2023	0	N/A	300,000	0
October 1 through October 31, 2023	0	N/A	300,000	$200,000	(1)
November 1 through November 30, 2023	0	N/A	300,000	$200,000	(1)
December 1 through December 31, 2023	0	N/A	300,000	$200,000	(1)
TOTAL	300,000	$0.029	300,000	$200,000	(1)

(1) On October 14, 2023, the Board of Directors of the Company approved a stock repurchase plan for a total repurchase amount not to exceed $200,000.

On October 14, 2023, the Board of Directors of the Company approved a stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock at no more than 12.5 cents per share for a total repurchase amount not to exceed $200,000. As of December 31, 2023, no shares have been repurchased.

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not intend to create such a plan in the near future.

Recent Sales of Unregistered Securities

On December 14, 2023, our Chief Executive Officer, Chet Billingsley, exercised 2,000,000 Series D warrants at $0.02 per share. Mr. Billingsley paid the Company $40,000 in cash. This increased Mr. Billingsley’s share ownership by 2,000,000 common shares, increased the Company’s outstanding shares of common stock to 24,686,105, and decreased the Company’s outstanding Series D warrants to 4,250,000.

On January 11, 2022, our Chief Executive Officer, Chet Billingsley, exercised 87,456 Series B warrants and 2,954 Series D warrants at $0.11 per share and $1.60 per share, respectively. Mr. Billingsley paid the Company $14,347 in cash.

The sale of 2,000,000 and 90,410 shares of common stock through the exercise of Series B and Series D warrants were made in reliance on 11 U.S.C. § 1145 and Section 3(a)(7) of the Securities Act of 1933, as amended.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2023, and 2022 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

We sold our majority ownership interest in Waste Consolidators, Inc. (“WCI”) on October 4, 2023, resulting in the elimination of our facilities operations segment at that time. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the Company’s continuing operations on December 31, 2023, and for all prior periods of comparison and are presented as a discontinued operation in this report.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR.

In 2009, the Company began focusing its investing activities on leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. On August 29, 2013, the Company decided to focus its next round of investments in the cannabis sector. In late 2019, the Company expanded its target industry focus which now prioritizes the oil, gas, coal, uranium, and related businesses. In September 2020, the Company moved its corporate office to Plano, Texas.

Acquisitions and investments

Discontinued Operation - Waste Consolidators, Inc.

In 2003, the Company purchased a 50% interest in Waste Consolidators, Inc., a facilities operation company that comprised our facilities operation segment (“WCI”), and increased its ownership stake in WCI by 1% in 2014. Since January 1, 2014, our controlling interest investment in WCI included a facilities operations segment, which provides waste management and disposal services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. We sold the entirety of our majority ownership interest in WCI on October 4, 2023. The sale proceeds support the Company’s focus on investment opportunities in the classic energy space available in the state of Texas, increasing our liquidity and capitalizing on the long-standing experience of our Chief Executive Officer in this sector. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. The sale of WCI resulted in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for our facilities operations segment are excluded from the Company’s continuing operations on December 31, 2023, and for all prior periods of comparison, and WCI is presented as a discontinued operation. See Note 3 to the consolidated financial statements.

Electrum Partners, LLC

Electrum Partners, LLC (“Electrum”) is a Nevada-based consulting, investment, and management company. On November 18, 2022, Mentor received $459,990 from Electrum in a consolidated settlement of one equity, one recovery purchase, and two secured capital agreements. See Note 10 to the consolidated financial statements.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. MCIP held interests related to patent rights for an — 80% / 20% domestic and 50% / 50% foreign economic interest with R. L. Larson for vape pens under the provisions of United States patent law and the Patent Cooperation Treaty of 1970, as amended. Patent application and maintenance fees have been expensed when paid, and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at December 31, 2023 and December 31, 2022. On October 24, 2023, the Company divested MCIP’s intellectual property and licensing rights related to the United States and the Canadian patent associated with vape pens. The Company received no payment for its divestment. Patent application national phase maintenance fees were expensed when paid, and there were no assets related to MCIP patents represented on the consolidated financial statements at December 31, 2023 and 2022. Activity had been limited to payment of patent application maintenance fees in Canada.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate amount of $86,030, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On July 22, 2022, the Company sold $989 of the SAFE Purchase Amount to a third party. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party, thereby reducing the outstanding aggregate SAFE Purchase Amount to $83,756.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, whereby the Company purchased an additional SAFE at face value of $10,000, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At December 31, 2023 and 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively. See Note 8.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2023.

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

The SAFE will expire and terminate upon the earlier to occur of (i) conversion and (ii) repayment. The SAFE may be repaid by NeuCourt upon sixty (60) days prior notice (“Repayment Notice”) to the Company unless the Company elects during that period to convert the SAFE.

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

G FarmaLabs Limited

On March 17, 2017, the Company entered into a Notes Purchase Agreement with G FarmaLabs Limited, a Nevada corporation (“G Farma”). Under the Agreement, the Company purchased two secured promissory notes from G Farma in an aggregate principal face amount of $500,000. Since the initial investment, the Company made several additional investments in G Farma. Addenda II through VIII increased the aggregate investment amount to $1,110,000. G Farma has not made scheduled payments on the notes receivable since February 19, 2019. See Note 9 to the consolidated financial statements.

On September 6, 2018, the Company entered into an Equity Purchase and Issuance Agreement with G FarmaLabs Limited, G FarmaLabs DHS, LLC, GFBrands, Inc., Finka Distribution, Inc., and G FarmaLabs, WA, LLC under which Mentor was supposed to receive equity interests in the G Farma Equity Entities and their affiliates (together the “G Farma Equity Entities”) equal to 3.75% of the G Farma Equity Entities interests. On March 4, 2019, Addendum VIII increased the G Farma Equity Entities’ equity interest to which Mentor is immediately entitled to 3.843% and added Goya Ventures, LLC as a G Farma Equity Entity. We have fully impaired the equity investment with these entities, formerly valued at $41,600. See Note 9 to the consolidated financial statements.

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was notified that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, were impounded by the Corona Police, see further description under Mentor Partner I, LLC, below, and Note 9 to the consolidated financial statements.

This event severely impacted G Farma’s ability to pay amounts due the Company in the future and led the Company, in the quarter ended March 31, 2019, to fully impair G Farma notes receivable of $1,045,051 and fully impair the Company’s 3.843% equity interest in G Farma Equity Entities, formerly valued at $41,600. See Note 9 to the consolidated financial statements.

Following the initiation of an action against the G Farma Lease Entities and their guarantors (collectively, the “G Farma Entities”) in California Superior Court for Marin County, the Company and Mentor Partner I and the G Farma Entities entered into a settlement agreement on August 27, 2021, whereby the G Farma Entities were to pay the Company an aggregate of $500,000. The G Farma Entities made a handful of payments and then ceased the performance of their settlement obligations.

In February 2023, the Company and Mentor Partner I sought entry of a stipulated judgment against the G Farma Entities. On July 11, 2023, the Court entered judgment against the G Farma Entities and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 of principal (calculated as the aggregate settlement amount, less payments made by the G Farma Entities, plus an additional $2,000,000 in default principal) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $0 and $3,550 were included in other income in the consolidated financial statements for the year ended December 31, 2023 and 2022, respectively. No payments have been received from the G Farma Entities since October 11, 2022. The $2,539,597 judgment and interest receivable of $120,370 at December 31, 2023 is fully reserved pending the outcome of the Company’s collection process. See Notes 9, 10, and 21.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the years ended December 31, 2023 and 2022, Mentor withdrew no capital from Partner I. Partner I acquired and delivered manufacturing equipment as selected by G Farma and its related entities under sales-type finance leases. Partner I did not have any equipment sales revenue for the years ended December 31, 2023 or 2022.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,670 and sold it to the highest offerors for net proceeds of $348,734 after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

On July 11, 2023, the Court entered judgment against the G Farma Entities in favor of Mentor and Partner I in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. Collection is uncertain at this time. The remaining finance lease receivable balance is fully impaired at December 31, 2023 and 2022. See Note 9 and 18 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of investing and acquisition. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment leased to Pueblo West under a Second Amendment to the lease. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West See Note 9 to the consolidated financial statements. During the years ended December 31, 2023 and 2022, Mentor withdrew capital of $0 and $326,893, respectively, from Partner II.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $15,000 and $0 at December 31, 2023 and 2022, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has received assurances from Ally that the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other WCI selling shareholder that collection is uncertain, the Company will impair the note receivable at such time. See Note 5.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. The Company currently has enough cash to effectuate its business plans for the next five years. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash-flow-positive company.

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

Certain amounts from the prior year have been reclassified to conform with the current year’s presentation.

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($8,187,807) as of December 31, 2023.

Ongoing capital formation

The Company may seek to recover unused funds, sell one or more investments that management has determined have significantly appreciated, are at the end of their lifecycle or no longer fit within the Company’s desired focus, or raise additional capital to fund its acquisitions. The Company may also be required to raise additional capital to fund its operations and will continue to attempt to raise capital resources from both related and unrelated parties until such time as the Company is able to generate revenues sufficient to adequately execute its business plan. Additionally, the Company has 4,250,000 Series D warrants outstanding in which the Company can effectively set the exercise price substantially below the current market price. Additionally, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. These consolidated financial statements do not include any adjustments that might result from the effect of a reverse stock split on the outstanding warrants. Management’s plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Segment reporting

Continuing Operations

The Company has determined that there are currently two reportable segments: 1) the historic residual medical operations segment and 2) the Company’s energy segment.

Discontinued Operation

On October 4, 2023, the Company’s facilities operations segment was sold. Following the sale, the Company received no new income from WCI, and had no further involvement or continuing influence over the operations of WCI. As a result, our facilities operations segment was deconsolidated on the date of the sale, and our former facilities operations segment was reported as a discontinued operation. See Note 3.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2023 and 2022.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2023 and 2022, the Company had $0 allowance for doubtful receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net.

Note receivable

The Company has a one-year subordinated note receivable from Ally Waste Services, LLC that is recorded at the principal face amount of $1,000,000 plus accrued interest of $15,000 and $0 at December 31, 2023 and 2022, respectively. The note matures October 4, 2024, and bears interest at 6% per annum from October 4, 2023, to October 4, 2024, at which time the note is due and payable to Mentor.

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

Finance leases receivable

The Company, through its subsidiaries, is the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contain an element of dealer profit, and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease.

A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to contractual terms. Impaired finance receivables include finance receivables that have been restructured and are troubled debt restructures. See Note 10.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, three to five years; furniture and equipment, seven years; and vehicles and trailers, four to five years. Prior to the sale of our discontinued operation, depreciation on vehicles used by the discontinued operation to service its customers is included in cost of goods sold. All other depreciation is included in selling, general and administrative costs in the consolidated income statements.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 6.

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

Costs associated with operating lease assets were recognized on a straight-line basis, over the term of the lease, within cost of goods sold for vehicles used in direct servicing of discontinued operation customers and in operating expenses for costs associated with all other operating leases. Finance lease assets were amortized within cost of goods sold for vehicles used in direct servicing of discontinued operation customers and within operating expenses for all other finance lease assets, on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. Our discontinued operation had agreements that contained both lease and non-lease components. For vehicle fleet operating leases, we accounted for lease components together with non-lease components (e.g., maintenance fees).

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

Goodwill

Goodwill of $1,324,142 for our discontinued operation was derived from consolidating our discontinued operation effective January 1, 2014, and $102,040 of goodwill was derived from our initial acquisition of a 50% interest in such discontinued operation. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicated that the asset might be impaired.

The Company reviews the goodwill allocated for possible impairment annually, and our policy is also to review goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the impairment test, the Company measured the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company would recognize an impairment charge equal to the amount in excess. To estimate the fair value, management used valuation techniques, which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions required significant judgment and were subject to change as future events and circumstances changed, as actual results may differ from assumed and estimated amounts.

Effective October 4, 2023, the date of sale of our WCI interest, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in the aggregate amount of $ 1,426,182 was reduced to $0. No goodwill is reported in the Company’s condensed consolidated balance sheets at December 31, 2023 and 2022.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

Our discontinued operation worked with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. Our discontinued operation performed monthly services pursuant to agreements with customers. Customer monthly service fees were based on our discontinued operation’s assessment of the amount and frequency of monthly services requested by a customer. Our discontinued operation also provided additional services, such as apartment cleanout services, large item removals, or similar services, on an as-needed basis at an agreed-upon rate as requested by customers. All services of our discontinued operation were invoiced and recognized as revenue in the month the agreed-on services were performed.

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

Basic and diluted income (loss) per common share

We compute net income or loss per share in accordance with ASC 260, “Earnings Per Share.” Under the provisions of ASC 260, basic net income or loss per share includes no dilution and is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income or loss per share takes into consideration shares of Common Stock outstanding (computed under basic net income or loss per share) and potentially dilutive securities that are not anti-dilutive.

There were 4,250,000 potentially dilutive outstanding warrants as of December 31, 2023 that on a treasury stock basis had the dilutive effect of 2,887,821 common shares as of December 31, 2023. Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 as of December 31, 2022.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2023 and 2022 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2023 and 2022, nor were any interest or penalties accrued as of December 31, 2023 and 2022. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Fair value measurements

The Company adopted ASC 820, “Fair Value Measurement,” which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

The Fair Value Measurements and Disclosure Topic establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. These three general valuation techniques that may be used to measure fair value are as follows: Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources. Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, customer deposits, and other accrued liabilities approximate their fair value due to the short-term nature of these instruments.

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

Results of Operations for the year ended December 31, 2023 compared to the year ended December 31, 2022:

Segregation of Discontinued Operations

On October 4, 2023, the Company sold its majority ownership interest in WCI, resulting in the elimination of the Company’s facilities operations segment at the time of such sale. Following the sale, the Company received no new income from WCI, and had no further involvement or continuing influence over the operations of WCI. Accordingly, the results of operations for this segment are excluded from the Company’s continuing operations at December 31, 2023 year, and the prior period of comparison, and the financial results are presented as a discontinued operation in the Company’s consolidated financial statements. See Note 3.

Revenues

We had revenue of $0 and gross profit of $0 for the year ended December 31, 2023, versus revenue of $35,074 and gross profit of $35,074 for the year ended December 31, 2022, a decrease in revenue of $35,074 and a decrease in gross profit of $35,074. We formed Partner I and Partner II for the purpose of specific equipment sales-type financing leases. Finance lease revenue was $0 in 2023 compared to $37,659 in 2022.

Selling, general, and administrative expenses

Our selling, general, and administrative expenses for the year ended December 31, 2023 was $1,775,210 compared to $495,400 for the year ended December 31, 2022, an increase of $1,279,810. The increase was due to an increase of $22,182 in professional service fees, an increase in board of directors fees of $19,250, an increase in officer salary and payroll tax expense of $46,346, an increase in employee salary and payroll tax expense of $42,355, a one-time revaluation for unpaid officer salary of $453,865 to adjust for our officer’s rate, a one-time revaluation of officer unpaid sick leave of $97,027 to adjust for our officer’s hourly rate, a one-time revaluation of officer vacation of $211,231 to adjust for our officer’s hourly rate, a one-time revaluation of officer benefits of $331,658 to adjust for our officer’s hourly rate, offset by a $26,360 decrease in costs to bill, a $2,479 decrease in payroll taxes, and a $1,047 decrease in administrative expenses.

Other income and expense

Other income and expenses, net, totaled $4,863,129 for the year ended December 31, 2023, compared to ($145,016) for the year ended December 31, 2022, an increase of $5,008,145. The increase was due to the sale of our discontinued operations on which we recognized a $4,805,389 gain, plus a $16,055 increase in interest income, a $22,006 reduction of interest expense, and a $170,418 decrease of loss on investments, offset by a $3,238 increase in other income expenses and a $2,484 increase in unrealized loss on investments.

Net results

The net result for the year ended December 31, 2023, was a net gain attributable to Mentor of $3,157,658 or $0.137 per Mentor common share compared to a loss attributable to Mentor of $471,386 or ($0.021) per Mentor common share for the year ended December 31, 2022. The Company will continue to look for acquisition opportunities to expand its portfolio, ideally with companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2023, we had cash of $2,431,299 and working capital of $4,007,358. Operating cash outflows during 2023 were ($2,426,244), inflows from investing activities were $5,585,595, and outflows from financing activities were ($1,984,763). We are evaluating various options to raise additional funds, including loans. See discussion of cash flow changes under the next section, Liquidity, and Capital Resources.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2023, we had cash of $2,431,299 and working capital of $4,007,358. Operating cash outflows in the year ended December 31, 2023, were ($2,426,244), including $3,157,658 of net income loss, less net income for discontinued operations of ($77,899), plus depreciation and amortization of $1,706, plus bad debt expense of $10,198, less amortization of discount on investment receivable of ($41,741), less gain on the sale of our discontinued operation segment of ($4,805,389), plus loss on investments at fair value of $2,484, less accounts receivable trade of ($11,398), less other receivables of ($15,000), plus prepaid expenses and current assets of $2,867, less accounts payable of ($4,383), plus accrued expenses of $72,089, less accrued salary, retirement, and benefits of related party of ($717,436).

Net cash inflows in 2023 from investing activities were $5,585,595, including ($649,847) purchase of investment securities, plus $6,000,000 received from the sale of our discontinued facilities operation segment, plus $129,532 adjustment on sale of our discontinued operation, less ($10,000) increase in long term investments, less ($2,291) purchases of property and equipment, plus $118,201 proceeds from investment receivable.

Net outflows from financing activities in 2023 were ($1,984,763), including $40,000 received from the exercise of warrants, less ($1,000,000) increase in notes receivable, less ($1,016,879) warrant credit as a reduction to additional paid in capital, less ($7,884) payments on the repurchase of stock.

We believe our existing available resources and opportunities will be sufficient to satisfy our funding requirements for five years.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% (approximately 90,000) of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions, which were formerly on a calendar month schedule, would subsequently be initiated on a random date schedule after the prior 1% redemption is completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions may continue, at the Company’s discretion, to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise truncated by the Company.

There were no warrant redemptions in 2023 or 2022.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements, or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our consulting chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective October 22, 2020, our former Chief Financial Officer agreed to provide services pursuant to a certain Contract Chief Financial Officer Agreement; her consulting services relating to internal control remained similar until our new arrangement with a new firm, and she retains her position as Treasurer of the Company’s Board of Directors and she serves as a consultant CFO to the Company from time to time. Since January 1, 2023, the Company has also obtained Chief Financial Officer and Certified Public Accountant services from a primary consultant CPA who may consult with our former Chief Financial Officer and current Treasurer as needed; consulting services remained similar to that of our former consultant CFO. There have been no other changes in internal control over financial reporting in the years ended December 31, 2023 and 2022.

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

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

● Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages as of December 31, 2023, are as follows:

Name	Age	Position
Chet Billingsley	71	President and Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors
Lori Stansfield	64	Treasurer and Director
Robert B. Meyer	84	Secretary and Director
David G. Carlile	68	Director and Audit Committee Chair

Chet Billingsley has been our Chief Executive Officer since 1994 and founded the private company, which was the predecessor of the Company, in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. On March 24, 2022, Mr. Billingsley resigned from Mentor’s Audit Committee. On August 7, 2021, Mr. Billingsley was appointed as our Principal Financial Officer. On behalf of the Company, Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and, as CEO, successfully completed the Series 65 examination. He was briefly a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point and a master’s degree in Applied Physics from Harvard University, concurrently studying at Harvard Business School and at MIT’s Nuclear Engineering Department. Mr. Billingsley spent his early career in the energy sector in a broad range of technologies, including coal, LNG, geothermal, and solar, plus the administration of all technology contracts for the Department of Energy in Washington, DC. Mr. Billingsley worked at General Electric from January 1979 to June 1985, including General Electric’s Nuclear Division. An avid business writer and promoter of ethical business dealings, Mr. Billingsley wrote “In Defense of Business Ethics” in Management Today.

Lori J. Stansfield, CPA, served as our Chief Financial Officer between May 27, 2014 and May 14, 2021. On April 9, 2015, Lori was appointed as a director and named our Treasurer. On October 22, 2020, in connection with the Company’s relocation of its corporate headquarters to Plano, Texas, Ms. Stansfield agreed to temporarily continue providing chief financial officer services to the Company as an independent contractor and as our Chief Financial Officer. On May 17, 2021, Lori Stansfield’s services as a contract chief financial officer with Mentor concluded. Ms. Stansfield’s departure from serving as Mentor’s chief financial officer was amicable, and there were no accounting disagreements. Additionally, from October 28, 2021 to November 15, 2022, Ms. Stansfield provided dedicated financial oversight and support to the chief financial officer to assist with the Company’s financial preparation and reporting obligations. Since January 1, 2023, Ms. Stansfield’s consulting role has been limited to providing transitional chief financial officer support to the successor chief financial officer and chief principal accounting firm supporting the Company. Ms. Stansfield remains the Company’s Treasurer and director; she also continues to be a significant shareholder of the Company. Ms. Stansfield is also the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes and shares of common stock. In addition to the services Ms. Stansfield provides to Mentor Capital, Inc., and her role as Chief Financial Officer of NeuCourt, Inc., Ms. Stansfield currently serves as a consultant to various private and public companies. For six years prior to joining Mentor, Ms. Stansfield was Director of Audit Services for Robert R. Redwitz & Co. in San Diego, California. She has taught, written about, managed, audited, and prepared financial statements during the past thirty years. She graduated magna cum laude in accounting from the University of Colorado in Denver and where she also received a master’s degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Robert B. Meyer was named Secretary of the Board of Directors on April 9, 2015. He previously held a director position between January 11, 2000, and August 27, 2003, and later returned to this role on April 29, 2012. As the largest outside shareholder, Mr. Meyer has been a senior professional voice in the Company’s management for over 19 years. Mr. Meyer was the founder, publisher, and editor of a business magazine, Barter News, which went into print in 1979. In 2003, he began a monthly newsletter called The Competitive Edge. He was one of the first charter inductees of the International Reciprocal Trade Association’s “Barter Hall of Fame,” and he has twice addressed the American Countertrade Association, a prestigious organization of Major Fortune 500 companies that countertrades in billions of dollars annually. As a business founder, Mr. Meyer brings his knowledge and business understanding to Board discussions. Mr. Meyer is a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots, and Milwaukee Brewers from 1960 - 1971. Mr. Meyer has no affiliated or conflicting outside business interests.

David G. Carlile was appointed as a director on April 14, 2017, and on May 6, 2017, he was appointed as a member of Mentor’s Audit Committee and named Audit Committee Chairman. He has served as a consultant and advisor to corporate and financial executives for over 35 years. From 1979 to 1996, Mr. Carlile served in several managerial roles at Atlantic Richfield Company, where he was involved in operations, financial analysis, and acquisitions. Between 1996 and 2000, Mr. Carlile was Executive VP, Director, and General Manager of a division of Savage Industries, Inc., where he was also involved with financial analysis and acquisitions. He has been the President of Carlile Enterprises, Inc. for over 20 years, and he served as the Vice President of Marketing and Sales with Lighthouse Resources from 2012 through May 2016. Mr. Carlile received his Bachelor of Science in Mining Geology from the Imperial College, University of London, in 1977. He also received a master’s degree in Mining Engineering from the University of Arizona in 1979. Mr. Carlile has no affiliated or conflicting outside business interests.

Director Qualifications

The selection of directors is a complex and subjective process requiring consideration of many intangible factors. The Company believes that candidates should generally meet the following criteria:

● Significant historical or current Mentor share ownership;

● Business founder and CEO experience;

● Broad training, experience, and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;

● The highest personal and professional ethics, integrity, and values;

● Commitment to representing the long-term interests of the Company and all of its shareholders;

● An inquisitive and objective perspective, strength of character, and the mature judgment essential to effective decision-making;

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

As part of the financial statement audit, the auditors are required to communicate with the Audit Committee in writing. The Audit Committee discusses the audited financial statements with management.

The Audit Committee had one meeting in 2023 and one meeting in 2022. All members of the Audit Committee attended both meetings.

Membership of the Audit Committee

The Audit Committee shall be comprised of one to five directors as determined by the Board, of which a majority of the members shall satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and all other regulatory requirements applicable to the Company.

David Carlile, our sole audit committee member as of April 15, 2021, and Audit Committee Chair, is considered independent under the Audit Committee Charter. Mr. Carlile understands fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement. Mr. Carlile has a depth of experience advising private and public companies on mergers and acquisitions from a financial perspective. He is an “audit committee financial expert” as defined under applicable SEC rules. Each Audit Committee member shall continue to be a member as long as they remain directors and until their successors as committee members are elected and qualified or until their earlier death, incapacity, resignation, or removal. Any member may be removed by the Board, with or without cause, and for no cause, at any time. Vacancies on the Audit Committee may be filled by the Board.

The Audit Committee of Mentor Capital, Inc. has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2023. In addition, it has discussed with BF Borgers CPA PC the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, the Audit Committee has received from BF Borgers CPA PC the written disclosures required by the Independence Standards Board Standard No. 1 and has discussed with BF Borgers CPA PC its independence from the Company. Based upon this information and these materials, the Audit Committee recommends to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Compensation or Nominating Committees and Conflicts of Interest

The Board does not have a compensation committee comprised of independent directors; the functions that would have been performed by such a committee are performed by our directors as a whole. The Board of Directors has not established a nominating committee. The Board has been of the opinion that such committees are not necessary since the Company is small, and to date, the entire Board of Directors has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations that may affect management decisions.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders. Our Board has not considered or adopted a policy regarding the consideration of director candidates recommended by our stockholders, as we have not received a recommendation from any stockholder for any candidate to serve on our Board for over ten years. We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board, given the relatively small size of our company and the small remuneration for attendance at the Board meetings.

The Board is responsible for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board selects, evaluates, and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves major corporate strategy changes, evaluates significant policies, and proposes major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication.

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

Board Leadership and Role in Risk Oversight

Chet Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board. Robert Meyer acts as the Company’s Secretary and lead independent director. Mentor has determined that its leadership structure is appropriate as Mentor is a small company, and Mr. Billingsley is the most familiar with the various industries and their related risks. The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis. Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return on all corporate actions.

Familial Relationships Amongst Directors and Executives

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Meetings of the Board of Directors

The Board of Directors of Mentor conducts business through meetings of the Board or by unanimous written consent of the Board. Actions taken by written consent of all directors, are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. With the exception of Mr. Billingsley and Ms. Stansfield, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the Company.

Mentor held five meetings of the Board of Directors in 2023 and four meetings of the Board of Directors in 2022. All directors attended each of the meetings.

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

Environment

Continuing Operations

Management continually seeks to improve and make decisions that legitimately and scientifically eliminate negative impacts and promote our ethical goal of stewardship of society’s assets for first, the greater good of our shareholders, and in a second and supporting way, our stakeholders, the public, and future generations. In part, we accomplish these goals by ensuring that we engage in environmentally and socially responsible decisions, including decisions aligned with energy efficiency, recycling, and waste avoidance. Before and during COVID-19, we continued to support our vendors, employees, investees, stakeholders, small businesses, and those affected by COVID-19, regardless of COVID-19-related service decreases and COVID-19-related delays. The principles of respect for others in the form of fair compensation and good faith business dealings irrespective of race, alienage, national origin, religion, or gender have been a management priority for over thirty-eight years. We will continue to treat others with fairness and respect, seek corporate opportunities that benefit shareholders, align with our ethical stewardship principles, and avoid conflicts of interest to ensure that our conduct remains consistent with our Code of Ethics.

Discontinued Operation

Our discontinued operation provided cost-effective, environmentally responsible waste management disposal services in Phoenix, Austin, San Antonio, Houston, and Dallas by assisting its customers in managing and reducing excess waste from collection to disposal. It ensured that the property locations of its clients were clean and maintained through its responsible, timely, and environmentally friendly waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services. Additionally, our discontinued operation delivered a portion of the waste it collects to facilities that recover, recycle, and reuse waste products to support cleanliness and environmental sustainability.

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer and each other executive officer whose annual compensation exceeded $100,000. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 “Compensation - Stock Compensation.”

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
Chet Billingsley	2023	1,814,839	(1)	0	0	0	0	349,039	(3)	192,556	(2)	2,356,434
Chairman, CEO, & Principal Financial Officer	2022	104,000	(1)	0	0	0	0	13,033	(3)	4,250	(2)	121,283

(1) The annual base salary for our Chief Executive Officer was $124,000 gross, before payroll taxes, in 2023 and $104,000 in 2022. Prior to 2023, the base annual salary for our Chief Executive Officer had not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document. In 2021, Mr. Billingsley voluntarily deferred $16,000 of his annual base salary compensation, resulting in a 2021 annual salary of $88,000. The Chief Executive Officer’s 2022 compensation consisted of $104,000 gross base salary per year plus accrued $12,000 vacation pay and accrued $4,000 sick pay plus $16,000 in deferred salary from 2021. On October 14, 2023, the Board of Directors approved a base salary increase to $208,000 gross, before payroll taxes, per year. Mr. Billingsley’s unpaid accrued vacation and sick pay is reported as nonqualified deferred compensation. For twenty-eight and a half years, from July 1, 1985 to January 1, 2014, the majority of Mr. Billingsley’s compensation, comprised of salary and benefits, was voluntarily deferred and accrued in lieu of payment and were approved as payable to Mr. Billingsley at any time of his choosing. Mr. Billingsley did not begin to receive his full base salary until 2014. Following the satisfactory October 4, 2023 sale of our discontinued operation for $6,000,000, at Mr. Billingsley’s request, the Company paid Mr. Billingsley his deferred executive compensation of $1,497,731 gross, before payroll taxes. The deferred payment was comprised of (i) $907,731 of accrued and unpaid salary, (ii) $190,000 of accrued and unpaid sick pay, and (iii) $400,000 of accrued and unpaid vacation pay. Additionally, Mr. Billingsley was paid (i) $82,377 in officer relocation expenses accrued since 2020 and (ii) $110,731 gross, before payroll taxes, in officer auto benefits. With the exception of severance, vacation, and sick pay that continues to routinely accrue, all deferred and accrued amounts have been paid in full. Mr. Billingsley’s benefit package was approved by the court in the 1998 Chapter 11 bankruptcy order, as approved by the Company’s shareholders, to incentivize Mr. Billingsley to remain with the Company.

(2) Mr. Billingsley received $8,625 in compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $1,000 for his attendance at three regular quarterly Board meetings. On October 14, 2023, regular board meeting fees were increased to $2,500, and minor action fees were increased to $625. Mr. Billingsley was paid $2,500 for his attendance at one regular quarterly Board meeting and one special meeting. He was paid $125 for his attendance at the Company’s annual Audit Committee meeting held in 2023, paid $250 for one unanimous written consent, and paid $250 for his certification regarding our discontinued operation in 2023. Mr. Billingsley received $46,565 interest for deferred and unpaid relocation expenses and $137,365 in previously accrued unpaid medical expenses. Because relocation expenses are now paid in full, no interest will accrue in future periods. Mr. Billingsley was paid $1,000 for his attendance at the four regular quarterly Board meetings and $250 for his attendance at the annual Audit Committee meeting held in 2022.

(3) In 2023, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $349,039. This consisted of $5,000 accrued sick pay, $15,000 accrued vacation pay, and $342,488 accrued officer severance pay, less a reduction of accrued relocation costs of $13,449 due to payment of the previously accrued costs. In 2022, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $13,033. This consisted of $3,589 accrued medical and life insurance, $4,077 accrued sick pay, $12,231 accrued vacation pay, $8,664 accrued officer severance pay, and $2,404 interest on unpaid officer relocation expense, less a reduction on accrued relocation costs of $17,932 due to payment of the previously accrued costs.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley, for the year ended December 31, 2023.

Director Name	Fees Earned or Paid In Cash ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert B. Meyer	8,500	(1)	0	0	0	0	0	0	8,500
David G. Carlile	8,500	(1)	0	0	0	0	0	0	8,500
Lori J. Stansfield	8,250	(1)	0	0	0	0	0	0	8,250

(1) Each director was paid $1,000 for their attendance at three regular quarterly Board meetings. On October 14, 2023, regular board meeting fees were increased to $2,500, and minor action fees were increased to $625. Each director was paid $2,500 for their attendance at one regular quarterly Board meeting and one special meeting. Each director was paid $250 for one unanimous written consent. Mr. Carlile was paid $250 for his attendance at the Company’s annual Audit Committee meeting held in 2023. Mr. Meyer was paid $250 for his certification regarding our discontinued operation in 2023.

Mentor does not currently have any equity incentive plan in place for officers, directors, or employees. As an emerging growth company, we are not required to report pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers, and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth certain information as to shares of our Common Stock owned by (i) each person known to beneficially own more than five percent of our outstanding Common Stock or Preferred Stock, (ii) each of our directors and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 28, 2024, which was 24,686,105.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Chet Billingsley 5964 Campus Court Plano, TX 75093	2,173,570	(1)	7.51	%(5)
Common Stock	Robert B. Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	1,303,789	(2)	4.51	%(5)
Common Stock	David G. Carlile 10901 Bullrush Drive Venice, FL 34293	361,607	(3)	1.25	%(5)
Common Stock	Lori Stansfield 903 N Towner Street Santa Ana, CA 92703	277,418	(4)	.96	%(5)
Common Stock	Directors and Officers as a group	4,116,384		14.23	%(6)

(1) In addition to 2,126,296 shares of Common Stock, Mr. Billingsley also holds 47,274 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series D warrants.

(2) In addition to 864,834 shares of Common Stock, Mr. Meyer also holds 438,955 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Mr. Meyer has not exercised any of these Series D warrants.

(3) In addition to 359,107 shares of Common Stock, Mr. Carlile holds 2,500 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Mr. Carlile has not exercised any of these Series D warrants.

(4) In addition to 87,418 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Ms. Stansfield has not exercised any of these Series D warrants.

(5) The Percentage of Class ownership of Mr. Billingsley, Mr. Meyer, Mr. Carlile, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (24,686,105) and Series D warrants (4,250,000).

(6) Calculated based on the diluted Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2022, and December 31, 2023, there were no transactions, and there are no proposed transactions in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

Mr. Billingsley acts as both the Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors of the Company. Ms. Stansfield acts as Treasurer of the Board of Directors of the Company, and from time to time, she provides professional financial consulting services to the Company. Mr. Meyer acts as the Company’s Secretary but is not paid for his role and is not a Company employee. With the exception of Mr. Billingsley and Ms. Stansfield, all directors are independent directors under the adopted definition of independence from the NASDAQ Marketplace Rule 4200(a)(15). The directors are all shareholders of the Company. Mr. Carlile is the sole independent director on the Audit Committee.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of BF Borgers CPA PC, our independent auditor, for the fiscal years ended December 31, 2023 and 2022.

Fee Category	2023	2022
Audit Fees (1)	$66,000	$54,300
Audit-Related Fees (2)	-	-
Tax Return Fees (3)	-	-
All Other Fees (4)	-	-

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2023 or 2022.

(3)	The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All other fees, if any, consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Chairman of the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2023 and 2022 were pre-approved by the entire Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Income Statements for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
●	Notes to the Financial Statements

Item 16. Form 10–K Summary.

None.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)

4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).

4.3	Certificate of Designations of Rights, Preferences, Privileges, and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017).

4.4	Description of Company’s Securities.

10.1	Ally Waste Services, LLC Stock Purchase Agreement for Waste Consolidators, Inc. and Subordinated Promissory Notes with the non-controller holder and Mentor Capital, Inc. dated October 4, 2023

21.1	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2023 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: April 1, 2024	By:	/s/ Chet Billingsley
Chet Billingsley,
Director, Chairman, Chief Executive Officer, and Principal Financial Officer

Directors

Date: April 1, 2024	By:	/s/ Lori Stansfield
Lori Stansfield
Director and Treasurer

Date: April 1, 2024	By:
David Carlile
Director

Date: April 1, 2024	By:	/s/ Robert Meyer
Robert Meyer
Director and Secretary

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2014.
Lakewood, CO
April 1, 2024

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$2,431,299	$283,431
Investment in securities at fair value	647,363	-
Accounts receivable, net	1,800	600
Other receivable	15,000	-
Note Receivable	1,000,000	-
Prepaid expenses and other current assets	6,508	9,375
Current assets of discontinued operations		1,426,624

Total current assets	4,101,970	1,720,030

Property and equipment
Property and equipment	48,239	45,948
Accumulated depreciation and amortization	(46,648)	(44,942)
Property and equipment of discontinued operations	-	309,777
Accumulated depreciation of discontinued operations	-	(163,905)

Property and equipment, net	1,591	146,878

Other assets
Investment in account receivable, net of discount and current portion	238,849	315,309
Long term investments	104,431	94,431
Other assets of discontinued operations	-	2,717,244

Total other assets	343,280	3,126,984

Total assets	$4,446,841	$4,993,892

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2023 and 2022

	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,152	$7,535
Accrued expenses	91,460	19,371
Current liabilities of discontinued operations	-	991,050
Total current liabilities	94,612	1,017,956

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	436,512	1,153,948
Long-term liabilities of discontinued operations	-	1,095,889
Total long-term liabilities	436,512	2,249,837
Total liabilities	531,124	3,267,793

Commitments and Contingencies (Note 20)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at December 31, 2023 and 2022*	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 shares authorized; 24,686,105 and 22,941,357 shares issued and outstanding at December 31, 2023 and 2022	2,469	2,294
Additional paid in capital	12,101,055	13,085,993
Accumulated deficit	(8,187,807)	(11,345,465)
Non-controlling interest	-	(16,723)
Total shareholders’ equity	3,915,717	1,726,099

Total liabilities and shareholders’ equity	$4,446,841	$4,993,892

*	Par value is less than $0.01

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2023 and 2022

	2023	2022
Revenue
Service fees	$-	$(2,585)
Finance lease revenue	-	37,659

Total revenue	-	35,074

Cost of revenue	-	-

Gross profit	-	35,074

Selling, general, and administrative expenses	1,775,210	495,400

Operating income (loss)	(1,775,210)	(460,326)

Other income and (expense)
Gain on sale of discontinued operations	4,805,389	-
Gain (loss) on investments	-	(170,418)
Interest income	74,780	58,725
Unrealized gain (loss) on investments	(2,484)	-
Interest expense	(15,847)	(33,878)
Other income (expense)	1,291	555

Total other income and (expense)	4,863,129	(145,016)

Income (loss) before provision for income taxes	3,087,919	(605,342)
Provision for income taxes	(8,160)	(6,768)

Net income (loss) – from continued operations	3,079,759	(612,110)

Net Income (loss) from discontinued operations before tax	83,682	252,800
Provision for income taxes on discontinued operations	(5,783)	(7,615)
Net income (loss) - from discontinued operations	77,899	245,185

Net income (loss)	3,157,658	(366,925)
Gain (loss) attributable to non-controlling interest	-	(104,461)
Net income (loss) attributable to Mentor	$3,157,658	$(471,386)

Basic and diluted net income (loss) per Mentor common share:
Basic	$0.137	$(0.021)
Diluted	$0.122	$(0.021)

Weighted average number of shares of Mentor common stock outstanding:
Basic	22,977,395	22,941,357
Diluted	25,865,216	22,941,357

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2023 and 2022

	Controlling Interest
	Preferred stock		Common stock
	Shares	$0.0001 par*	Shares	$0.0001 par	Additional paid in capital	Accumulated equity (deficit)	Total	Non- controlling equity (deficit)	Totals

Balances at December 31, 2021	11	$-	22,850,947	$2,285	$13,071,655	$(10,874,079)	$2,199,861	$(121,184)	$2,078,677

Conversion of Warrants to Common Stock			90,410	9	14,338		14,347	-	14,347
Net income (loss)	-	-	-	-	-	(471,386)	(471,386)	104,461	(366,925)

Balance at December 31, 2022	11	$-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Treasury stock buybacks	-	-	(255,252)	(25)	(7,859)	-	(7,884)	-	(7,884)

Conversion of Warrants to Common Stock	-	-	2,000,000	200	39,800	-	40,000	-	40,000
Surrender of warrants in payment of note receivable	-	-	-	-	(1,016,879)	-	(1,016,879)	-	(1,016,879)
Equity adjustment on discontinued operations	-	-	-	-	-	-	-	16,723	16,723
Net income (loss)	-	-	-	-	-	3,157,658	3,157,658	-	3,157,658

Balance at December 31, 2023	11	$-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717	$-	$3,915,717

*	Par value of Series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2023 and 2022

	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$3,157,658		$(366,925)
Less net income from discontinued operations		(77,899)		(245,185)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization		1,706		2,079
Bad debt expense		10,198		-
Amortization of discount on investment in account receivable		(41,741)		(56,806)
Change in accrued interest income		-		86,325
Gain on sale of discontinued operation		(4,805,389)		-
(Gain) loss on investment in securities at fair value		2,484		833
(Gain) loss on long-term investments		-		110,772
Decrease (increase) in operating assets
Finance lease receivable		-		306,650
Accounts receivable - trade		(11,398)		-
Other receivables		(15,000)		-
Prepaid expenses and other current assets		2,867		-
Increase (decrease) in operating liabilities
Accounts payable		(4,383)		1,481
Accrued expenses		72,089		(173,669)
Deferred revenue		-		(16,308)
Accrued salary, retirement, and benefits - related party		(717,436)		26,083
Net cash provided by (used by) operating activities		(2,426,244)		(324,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities		(649,847)		-
Proceeds from securities sold		-		176
Sale of investment of discontinued operation		6,000,000		-
Adjustment on sale of discontinued operation		129,532		-
Increase in long-term investments		(10,000)		-
Purchase of contractual interest in legal recovery		-		396,666
Purchases of property and equipment		(2,291)		-
Proceeds from investment in receivable		118,201		42,930
Net cash provided by (used by) investing activities		5,585,595		439,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants converted to common stock		40,000		14,347
Payments on repurchase of stock		(7,884)		-
Increase in notes receivable		(1,000,000)		-
Paid in capital adjustment - note receivable reduction		(1,016,879)		-

Net cash provided by (used by) financing activities		(1,984,763)		14,347

Net change in cash – continued operations		1,174,588		129,449

Operating cash flow - discontinued operations		408,928		497,086
Investing activities - discontinued operations		1,480,861		(83,284)
Financing activities - discontinued operations		(1,423,008)		(207,260)
Net change in cash		1,641,369		335,991

Cash beginning of period - continued operations		283,431		192,475
Cash beginning of period - discontinued operations		506,499		261,464
Beginning cash		789,930		453,939

Cash - end of period		2,431,299		789,930
Less cash of discontinued operations		-		(506,499)
Ending cash		$2,431,299		$283,431

SUPPLEMENTARY INFORMATION:
Cash paid for interest – all operations		64,685		302,312
Less Cash paid for interest - discontinued operations		(29,992)		(42,483)
Cash paid for interest – continued operations		$34,693		$259,829

Cash paid for income taxes – all operations		15,304		15,663
Less Cash paid for income taxes – discontinued operations		(5,784)		(7,615)
Cash paid for income taxes – continued operations		$9,520		$8,048

Right of use assets acquired through operating lease liability - all operations		$-		$-

Right of use assets acquired through finance lease liability - all operations		-		431,762
Less right of use assets acquired through finance lease liability - discontinued operations		-		(431,762)
Right of use assets acquired through finance lease liability - continued operations		$-		$-

Property and equipment acquired via long-term debt - all operations		-		22,480
Less Property and equipment acquired via long-term debt - all operations		-		(22,480)
Property and equipment acquired via long-term debt - continued operations	$		$

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”) was reincorporated under the laws of the State of Delaware in September 2015.

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

The Company’s current target industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures. Additionally, the Company has residual investments in legal dispute resolution services, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue.

The following is a list of subsidiaries of Mentor Capital, Inc. as of December 31, 2023:

Name of Subsidiary	% of ownership	State in which Incorporated
Mentor IP, LLC	100%	South Dakota
Mentor Partner I, LLC	100%	Texas
Mentor Partner II, LLC	100%	Texas
TWG, LLC	100%	Texas

Mentor’s 100% owned subsidiaries, Mentor IP, LLC (“MCIP”), Mentor Partner I, LLC (“Partner I”), Mentor Partner II, LLC (“Partner II”), and TWG, LLC (“TWG”), are headquartered in Plano, Texas.

MCIP held intellectual property and licensing rights related to one United States and coincident Canadian patent associated with vape pens. On October 24, 2023, the Company divested MCIP’s intellectual property and licensing rights related to the United States and the Canadian patent associated with vape pens. The Company received no payment for its divestment. Patent application national phase maintenance fees were expensed when paid, and there were no assets related to MCIP patents represented on the consolidated financial statements on December 31, 2023 and 2022. Activity had been limited to payment of patent application maintenance fees in Canada.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with G FarmaLabs Limited, its affiliated entities, and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims on an unpaid finance lease receivable and notes receivable of balances of $803,399 and $1,045,051, respectively, plus accrued interest (“Settlement Agreement”). On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. We will continue to pursue collection from the G Farma Settlors over time. No recovery payments have been received since October 11, 2022. The $2,539,597 judgment and interest receivable of $120,370 for the twelve months ended December 31, 2023 is fully reserved pending the outcome of the Company’s collection process. See Notes 8, 9, and 18.

On September 27, 2022, Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”) exercised a lease prepayment option and purchased manufacturing equipment from Partner II for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. See Note 9.

On November 18, 2022, following the filing of a declaratory relief action, Mentor received $459,990 from Electrum Partners, LLC (“Electrum”) pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in California Superior Court for the County of San Mateo. The Company applied $196,666 to a certain October 30, 2018, Recovery Purchase Agreement and $200,000 to October 31, 2018 and January 28, 2019 Capital Agreements. The Company applied the remaining $63,324 to its $194,028 equity interest in Electrum; this resulted in a $130,704 loss on the Company’s investment in Electrum. See Note 10.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. (“NeuCourt”) common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at December 31, 2023.

Since 2003, the Company has held an interest in a facilities operations company, Waste Consolidators Inc. (“WCI”). The Company purchased a 50% interest in WCI in 2003 and increased its ownership stake by 1% in 2014. On October 4, 2023, the Company sold the entirety of its ownership interest in WCI for $6,000,000. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. As a result of this sale, our facilities operations segment was eliminated, and its results of operations, assets, and liabilities were excluded from our continuing operations. Therefore, WCI is presented as a discontinued operation in our consolidated financial statements. See Note 3.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements and related notes include the activity of subsidiaries in which a controlling financial interest is owned. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Significant intercompany balances and transactions have been eliminated in consolidation.

As shown in the accompanying financial statements, the Company has an accumulated deficit of ($8,187,807) as of December 31, 2023.

Ongoing Capital Formation

The Company will endeavor to raise additional capital to fund its acquisitions from both related and unrelated parties to generate increasing growth and revenues. The Company has 4,250,000 Series D warrants outstanding, and the Company has reset the exercise price to $0.02 per share, which is below the current market price. The Company may reverse split the stock to raise the stock price to a level further above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. These consolidated financial statements do not include any adjustments that might result from repricing the outstanding warrants.

Management’s plans include increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

Impact Related to Endemic Factors

COVID-19 and the measures taken by many countries in response have adversely affected and could, in the future, materially adversely impact the Company’s business, acquisition plans, results of operations, financial condition, and stock price. Although we have not yet been materially adversely affected as of December 31, 2023, our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic situation, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil markets, potential banking crises, the outbreak of war in Ukraine, the Israel-Hamas war, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022 due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 4.

Supply chain disruptions, inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2024.

We anticipate that current cash and associated resources will be sufficient for us to execute our business plan for five years after the date these financial statements are issued. The ultimate impact of COVID-19, the outbreak of war in Ukraine, the Israel-Hamas war, potential cyber-attacks, inflation, interest rate increases, tax increases, and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Segment reporting

Continuing operations

The Company has determined that there are currently two reportable segments: 1) the historic residual medical operations segment and 2) the Company’s energy segment.

Discontinued operation

On October 4, 2023, the Company’s facilities operations segment was sold. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. As a result, our facilities operations segment was deconsolidated on the date of the sale, and our former facilities operations segment was reported as a discontinued operation. See Note 3.

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

Recent Accounting Standards

From time to time, the FASB, or other standards-setting bodies, issue new accounting pronouncements. Updates to the FASB Accounting Standard Codifications (“ASCs”) are communicated through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2023 and 2022.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Accounts receivable

Accounts receivables consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2023 and 2022, the Company had no allowance for doubtful receivables.

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

Investments in debt securities

At December 31, 2023 and December 31, 2022, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At December 31, 2023 and 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively. See Note 7.

Investment in account receivable, net of discount

The Company’s investments in accounts receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022 and the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 4.

On January 10, 2023, the Company received the 2022 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due for 2023, 2024, and 2025. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments. See Notes 4 and 21.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, 3 years to 5 years; furniture and equipment, 7 years; and vehicles and trailers, 4 years to 5 years. Depreciation on vehicles used by our discontinued operation to service its customers is included in the cost of goods sold. All other depreciation is included in selling, general, and administrative costs in the consolidated income statements.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 6.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or if a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

Lessee Leases

We determine whether an arrangement is a lease at inception. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria is met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our operating leases are comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, are classified as operating leases based on an expected lease term of 4 years. Fleet vehicle leases entered into beginning January 1, 2019, for which the lease is expected to be extended to 5 years, are classified as finance leases. Our leases have remaining lease terms of 1 month to 48 months. Our fleet finance leases contain a residual value guarantee, which, based on past lease experience, is unlikely to result in a liability at the end of the lease. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Costs associated with operating lease assets were recognized on a straight-line basis over the term of the lease, within cost of goods sold for vehicles used in direct servicing of our discontinued operation customers and in operating expenses for costs associated with all other operating leases. Finance lease assets were amortized within the cost of goods sold for vehicles used in direct servicing of our discontinued operation customers and within operating expenses for all other finance lease assets on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease was included in interest expense and recognized using the effective interest method over the lease term. Our discontinued operation had agreements that contained both lease and non-lease components. For vehicle fleet operating leases, we accounted for lease components together with non-lease components (e.g., maintenance fees).

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill is reported in the Company’s condensed consolidated balance sheets at December 31, 2023 and 2022.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

The discontinued operation that we sold on October 4, 2023, worked with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. Our discontinued operation performed monthly services pursuant to agreements with customers. Customer monthly service fees were based on our discontinued operation’s assessment of the amount and frequency of monthly services requested by a customer. Our discontinued operation may have also provided additional services, such as apartment cleanout services, large item removals, or similar services, on an as-needed basis at an agreed-upon rate as requested by customers. All services were invoiced and recognized as revenue in the month the agreed-on services were performed. Our discontinued operation is deconsolidated and presented as a “discontinued operation” at December 31, 2023 and at December 31, 2022, the prior reporting period.

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

The Company, through its subsidiaries Mentor Partner I, LLC and Mentor Partner II, LLC, was the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contained an element of dealer profit, and the lessee bargained purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reported the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrued interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease.

Basic and diluted income (loss) per common share

We compute net income or loss per share in accordance with ASC 260, “Earnings Per Share.” Under the provisions of ASC 260, basic net income or loss per share includes no dilution and is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income or loss per share takes into consideration shares of Common Stock outstanding (computed under basic net income or loss per share) and potentially dilutive securities that are not anti-dilutive.

There were 4,250,000 potentially dilutive outstanding warrants as of December 31, 2023 that on a treasury stock basis had the dilutive effect of 2,887,821 common shares as of December 31, 2023. Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 7,000,000 as of December 31, 2022.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2023 and 2022 and is not included in calculating the diluted weighted average number of shares outstanding.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2023 and 2022, nor were any interest or penalties accrued as of December 31, 2023 and 2022. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Fair value measurements

The Company adopted ASC 820, “Fair Value Measurement,” which defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

The Fair Value Measurements and Disclosure Topic establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. These three general valuation techniques that may be used to measure fair value are as follows: Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources. Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, customer deposits, and other accrued liabilities approximate their fair value due to the short-term nature of these instruments.

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

Note 3 – Discontinued operation

Acquisition

Waste Consolidators, Inc. (“WCI”) was a legacy investment that originated when the Company purchased 50% of the outstanding shares of WCI on October 1, 2003, in a stock for stock exchange that was originally valued at $1,000,000 and was later reduced to a cost basis of $79,200 on October 28, 2007, pursuant to a purchase price related addendum between WCI and the Company. Effective January 1, 2014, the Company purchased an additional 1% of the outstanding shares of WCI for $25,000, which resulted in the Company owning a 51% controlling interest in WCI and an amendment to our change in valuation of WCI due to our controlling interest. As a result, WCI was included in the consolidated financial statements since January 1, 2014, and the Company recognized a fair value of $1,250,000 of non-cash gain on the adjustment to the fair value of the investment in WCI. This resulted in a total of $1,275,000 investment in WCI in its audited financials for the year ended December 31, 2014. Additionally, the Company recognized a ($47,216) effect of consolidating our interest in WCI that was previously accounted for at cost prior to December 31, 2014.

Prior to acquiring a controlling interest in WCI on January 1, 2014, Mentor accounted for the investment in WCI using the equity method based on the ownership interest and the Company’s limited ability to exercise significant influence from December 31, 2003 to December 31, 2013. Accordingly, the investment was initially recorded at cost with adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. In accordance with ASC 810-10, “Consolidation – Overall,” Mentor remeasured its previously held equity interest in WCI at the acquisition-date fair value, which was reported at December 31, 2014 as follows:

Cash to acquire an additional 1% equity interest in WCI	$25,000
Fair value of 50% interest (a)	1,250,000
Investment under the equity method	-
Total purchase price to be allocated	$1,275,000

(a)	The estimated fair value of Mentor’s previously held equity interest in WCI is valued at 1.25 times WCI’s projected 2014 revenue.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Purchase price allocation at 51% of WCI assets and liabilities:

WCI assets and liabilities:
Current assets	$327,238
Property and equipment	51,239
Other assets	816,952
Current liabilities	(112,810)
Long-term debt	(1,178,977)
Net deficit	(96,358)
Mentor equity rate	51%
Mentor portion of liabilities in excess of assets	(49,143)
Goodwill	1,324,143
Net assets acquired	$1,275,000

Goodwill of $1,324,143 was derived from consolidating WCI effective January 1, 2014. The remaining $102,040 of goodwill is related to our first acquisition of a 50% interest in WCI. The Company accounted for its goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” which required the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consisted of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques, which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions required significant judgment and were subject to change if future events and circumstances changed. Management determined that no impairment write-downs were required as of December 31, 2021 and 2022.

Disposal

On October 4, 2023, the Company sold the entirety of its interest in WCI by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. Prior to the sale, the Company did not have any assurances that a sale of WCI was likely to occur. The Company’s policy is to not announce anything that is uncertain or unlikely to occur. Following the sale, the Company reported the results to the public in an October 5, 2023 press release and Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023. In connection with the sale, the Company received net, after WCI debt payoff, $5,000,000 in cash and a one-year unsecured, subordinated, promissory note in the initial principal face amount of $1,000,000. The note accrues interest at 6% per annum. At December 31, 2023 we recognized a $4,805,389 gain on our sale of WCI as follows:

Cost basis of WCI
Purchase price allocation at 51% WCI assets and liabilities	1,275,000
Net investment in 51% earnings	326,735
Net investment in distributions	(407,124)
Total WCI Cost Basis	$1,194,611

Sale price of WCI
Payment at Closing	5,000,000
Promissory Note Receivable	1,000,000
Total WCI Sale Price	$6,000,000

Gain on sale of WCI
WCI sale price	6,000,000
Less WCI cost basis	(1,194,611)
Total gain on sale of WCI	$4,805,389

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Effective October 4, 2023, on the date of the sale of WCI, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0.

Consolidation and Deconsolidation

Consolidation

As a result of the acquisition of our 51% ownership interest in WCI on January 1, 2014, in accordance with ASC 810-10, “Consolidation – Overall,” we included WCI in our consolidated financial statements and eliminated all significant intercompany balances and transactions. Net income (loss) attributable to our 49% non-controlling interest in WCI was excluded from net income (loss) attributable to Mentor Capital, Inc. in prior annual reports on Form 10-K for and between the years ended December 31, 2014 to December 31, 2022.

Deconsolidation

In accordance with ASC Topic 810-10-40, “Consolidation — Overall – Derecognition - Deconsolidation of a Subsidiary or Derecognition of a Group of Assets,” a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated WCI from our consolidated financial statements on October 4, 2023 and recognized a gain on the disposal of discontinued operations totaling $4,805,389. The $4,805,389 gain on disposal of discontinued operation represented the amount of our purchase price allocation at 51% WCI assets and liabilities, net investment in 51% of WCI earnings, and net investment in WCI distributions offset by the sale price as of the disposal date of October 4, 2023. We have eliminated WCI from our consolidated financials on October 4, 2023. Accordingly, WCI is excluded from the Company’s continuing operations as of December 31, 2023, and the prior period of comparison in this Form 10-K, and WCI’s financial results are presented as a discontinued operation in the Company’s consolidated financial statements.

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in WCI on October 4, 2023, our facilities operation segment was eliminated. Following our sale of WCI, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, we determined that the results from operations and assets and liabilities associated with our facilities operation segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45, “Discontinued Operations.” As a result, we classified the results from operations of our facilities accessories segment separately in captions titled “discontinued operations” on our consolidated income statements for the current and prior year periods. Additionally, assets and liabilities associated with our facilities operations segment as of December 31, 2022, were reclassified from certain amounts reported in prior periods to present separately in captions titled “current assets of discontinued operations,” “property and equipment of discontinued operations,” “accumulated depreciation of discontinued operations,” “other assets of discontinued operations” and “current liabilities of discontinued operations,” and “long term liabilities of discontinued operations,” to conform to current year financial statement presentation.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Consolidated Balance Sheets

The following is a summary of the assets and liabilities that were sold effective October 4, 2023, and a reconciliation of the assets and liabilities disclosed in the notes to financial statements that are presented as a discontinued operation on the consolidated balance sheet as of December 31, 2022:

	October 4,	December 31,
	2023(1)	2022
ASSETS
Current assets:
Cash and cash equivalents	$369,387	$506,499
Accounts receivable	786,617	686,870
Other current assets	19,027	233,255
Total current assets sold - discontinued operation	1,169,030	1,426,625
Property and equipment	179,673	145,872
Goodwill(2)	102,040	102,040
Prepaid Admin Fee – Mentor	-	337,333
Security deposit	22,477	25,575
Right of use asset	1,884,632	1,265,486
Total noncurrent assets sold - discontinued operation	2,009,149	1,730,434
Total assets	$3,357,852	$3,302,931
LIABILITIES AND NET ASSETS
Current liabilities:
Accounts -payable trade	$38,530	$24,557
Finance lease liability - current	419,073	232,058
Accrued expenses	597,217	639,373
Total current liabilities sold - discontinued operation	1,054,820	895,988
EIDL loan payable	51,797	161,060
Note payable - Mentor	-	1,081,323
Long term debt	-	83,876
Finance lease liability – long-term	1,069,810	575,852
Operating lease liability - long-term	256,071	370,164
Total noncurrent liabilities sold - discontinued operation	1,377,677	2,272,274
Total liabilities	2,432,497	3,168,262
Total net assets of discontinued operation	$925,355	$134,669

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

(2)	Effective upon the date of sale, October 4, 2023, we deconsolidated our discontinued operation and goodwill of $102,040 previously reported on our consolidated financials.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Net income (loss) from discontinued operations before tax

The following is a reconciliation of the major classes of financial statement line items constituting net income (loss) from discontinued operations before tax from WCI, our discontinued operation, that is disclosed in the notes to the financial statements and presented in the consolidated statements of net (loss) income for fiscal years December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Revenue	$-	$35,074
Cost of sales	-	-
Gross profit	-	35,074

Selling, general and administrative expenses	1,775,210	495,400

Operating income (loss)	(1,775,210)	(460,326)

Total other income and (expense)(1)	4,863,129	(145,016)

Income (loss) before provision for income taxes	$3,087,919	(605,342)
Provision for income taxes	(8,160)	(6,768)
Net income (loss) from continued operations	3,079,759	(612,110)

Net income (loss) from discontinued operations	77,899	245,185
Net income (loss)	3,157,658	(366,925)

Gain (loss) attributable to non-controlling interest	-	(104,461)
Net income (loss) attributable to Mentor	3,157,658	(471,386)

(1)	During fiscal year 2023, we recognized a $4,805,389 gain on the sale of our discontinued operations.

Cash Flow Disclosures

Prior to the October 4, 2023 sale date, on September 30, 2023 and on December 31, 2022, our discontinued operation had net cash used in operating activities totaling $333,207 and $506,499, accounts receivable of $728,657 and $633,178, other receivable of $20,374 and $230,322, prepaid expenses of $82,984 and $51,308, property and equipment of $392,838 and $309,777, operating lease assets of $323,875 and $370,164, finance lease assets of $1,560,757 and $895,323, accrued expenses of $523,178 and $639,373, finance lease liability of $1,488,883 and $807,910, an operating lease liability of $323,875 and $370,164, an EIDL loan liability of $58,031 and $161,060, and long term debt of $0 and $83,876, respectively.

At December 31, 2023 we reported a $4,805,389 gain on disposal of our discontinued operation, which is reported above in this Note 3, in our consolidated income statements, and our consolidated statement of cash flows.

Lease Commitment Disclosures

Our discontinued operation had entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery, and vehicles. The following summarizes our discontinued operations’ lease liability maturities for operating and finance leases on the date of sale:

Maturity of lease liabilities October 4, 2023(1)	Finance leases	Operating leases
2024	419,073	67,804
2025	424,735	74,860
2026	388,723	82,475
2027	251,571	90,670
2028	4,781	8,066
Total	1,488,883	323,875

Less: Present value discount	(419,073)	(67,804)
Total lease liabilities	$1,069,810	$256,071

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Term Debt Disclosures

Our discontinued operation had no term debt on the date of the sale

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Economic Injury Disaster Loan Disclosures

On July 9, 2020, our discontinued operation received an additional Economic Injury Disaster Loan in the amount of $149,900 through the SBA. The loan was secured by all tangible and intangible personal property of our discontinued operation, bore interest at 3.75% per annum, required monthly installment payments of $731 beginning July 2021, and matured July 2050. In March 2021, the SBA extended the deferment period for payments, which extended the initial payment until July 2022. The loan was collateralized by all tangible and intangible assets of our discontinued operation. Coincident with the sale, the Economic Injury Disaster Loan plus interest was paid in full.

Other Receivable Disclosures

Other receivable consisted of the following:

	October 4, 2023	December 31, 2022
Employee retention tax credits	$-	$-
Accrued sales tax receivable from customers*	20,374	237,243
Other	-	(6,921)

Total other receivable	$20,374	$230,322

*	At December 31, 2022, we estimated that our discontinued operation’s accrued sales tax receivable was $237,243 out of the remaining $285,128 that our discontinued operation was entitled to collect at year-end. As of September 30, 2023, our discontinued operation received $206,671 from its customers, and management estimated that an additional $20,374 in accrued sales tax would be received from our discontinued operation’s clients. Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

In 2022, our discontinued operation received an Employee Retention Tax Credit (“ERTC”) in the amount of $1,350,161, in conjunction with our discontinued operation’s professional employer organization’s receipt and application of the same to our discontinued operation’s leased employees. The ERTC was initially established by Section 2301 of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended by Sections 206-207 of the Taxpayer Certainty and Disaster Relief Act and by Division EE of Consolidated Appropriation Act of 2021 and Section 9651 of American Rescue Plan Act of 2021; which is authorized by Section 3134 of the Internal Revenue Code. The Consolidated Appropriations Act of 2021 and American Rescue Plan Act of 2021 amendments to the ERTC program provided eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021, as amended by the Infrastructure Investment and Jobs Act of 2021, which retroactively ended the ERTC program as of September 30, 2021 for all businesses with the exception of recovery startups. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. The credit is taken against an employer’s share of social security tax reported by our discontinued operation’s professional employer organization on Form 941-X for each applicable quarter. The receipt of the tax credit was expected to improve our discontinued operation’s liquidity due to the effects of the credit. Although our discontinued operation’s professional employer organization received credits for wages paid in 2020 and the first three quarters of 2021, there were no assurances that our discontinued operation or our discontinued operation’s professional employer organization would continue to meet the requirements or that changes in the ERTC regulations including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC, will not be adopted that could reduce or eliminate the benefits that our discontinued operation and our discontinued operation’s professional employer organization may qualify for.

ERTC income of $0 and $1,350,161 was reflected in our discontinued operation’s other income for the nine months ended September 30, 2023, and the year ended December 31, 2022. Our discontinued operation received the ERTC based on qualitative information submitted. During the nine months ended September 30, 2023, and the year ended December 31, 2022, $0 and $1,350,161 were claimed against current payroll tax liabilities as they became due.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Property, Plan, and Equipment Disclosures

Property and equipment for our discontinued operation were comprised of the following on October 4, 2023, and December 31, 2022:

	October 4, 2023 (1)	December 31, 2022
Computers	$-	$-
Furniture and fixtures	12,761	12,761
Machinery and vehicles	380,077	297,016
	392,838	309,777
Accumulated depreciation and amortization	(213,165)	(163,905)

Net Property and equipment	$179,673	$145,872

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Depreciation and amortization expenses were $49,260 and $47,974 for the years ended December 31, 2023 and 2022, respectively. Of these amounts, depreciation on our discontinued operation’s vehicles used to service customer accounts included in the cost of goods sold and was $16,325 and $21,204 at October 4, 2023 and December 31, 2022, respectively. All other depreciation was associated with our discontinued operation’s selling, general, and administrative expenses.

Lessee Leases Disclosures

Our discontinued operation’s operating leases were comprised of office space and office equipment leases. Fleet and vehicle leases were entered into prior to January 1, 2019, and under ASC 840 guidelines, they had 4-year terms and were classified as operating leases. Fleet leases entered into beginning January 1, 2019, under ASC 842 guidelines, were expected to be extended to 5-year terms and are classified as finance leases.

Gross right of use assets recorded under finance leases related to our discontinued operation’s vehicle fleet leases were $2,272,984 and $1,289,714 as of October 4, 2023 and December 31, 2022, respectively. Accumulated amortization associated with our discontinued operation’s finance leases was $712,227 and $394,391 as of October 4, 2023 and 2022, respectively.

Our discontinued operation’s lease costs no longer recognized in our consolidated income statements were as follows:

	October 4, 2023 (1)	December 31, 2022
Operating lease cost included in cost of goods	$-	$13,054
Operating lease cost included in operating costs	60,256	54,571
Total operating lease cost (1)	60,256	67,625
Finance lease cost, included in cost of goods:
Amortization of lease assets	269,470	278,006
Interest on lease liabilities	56,450	39,931
Total finance lease cost	325,920	317,937
Short-term lease cost	-	-
Total lease cost	$386,176	$385,562

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Right of use asset amortization under our discontinued operations operating agreements were $46,289 and $223,151 at October 4, 2023 and December 31, 2022.

Lease amounts of our discontinued operations at October 4, 2023 were as follows:

	October 4, 2023 (1)	December 31, 2022
Weighted-average remaining lease term – operating leases	4.01 years	4.75 years
Weighted-average remaining lease term – finance leases	3.49 years	4.63 years
Weighted-average discount rate – operating leases	6.0%	6.0%
Weighted-average discount rate – finance leases	7.5%	5.5%

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Finance lease liabilities were as follows:

	October 4, 2023 (1)	December 31, 2022
Gross finance lease liabilities	$1,696,301	$897,849
Less: imputed interest	(207,418)	(89,939)
Present value of finance lease liabilities	1,488,883	807,910
Less: current portion	(419,073)	(232,058)
Long-term finance lease liabilities	$1,069,810	$575,852

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Operating lease liabilities were as follows:

	October 4, 2023 (1)	December 31, 2022
Gross operating lease liabilities	$366,918	$428,946
Less: imputed interest	(43,043)	(58,782)
Present value of operating lease liabilities	323,875	370,164
Less: current portion	(67,804)	(62,861)
Long-term operating lease liabilities	$256,071	$307,303

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Lease maturities of our discontinued operation were follows:

Maturity of lease liabilities

12 months ending October 4, 2023 (1)	Finance leases	Operating leases
2024	$419,073	$67,804
2025	424,735	74,860
2026	388,723	82,475
2027	251,571	90,670
2028	4,781	8,066
Total	1,488,883	323,875
Less: Current maturities	(419,073)	(67,804)
Long-term liability	$1,069,810	$256,071

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Facilities Operations Segment Disclosures

We sold our entire ownership interest in WCI on October 4, 2023. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, our facilities operations segment was eliminated at the time of sale. Additionally, the results of operations associated with our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. WCI worked with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The WCI segment is now reported as a discontinued operation. Following is our discontinued operations segment information before income taxes as of October 4, 2023 and December 31, 2022:

Discontinued Operation
October 4, 2023 (1)
Net sales	$6,432,907
Operating income (loss)	178,854
Interest income	1
Interest expense	62,770
Property additions	83,062
Fixed asset depreciation and amortization	49,260
Total Assets	3,357,852

December 31, 2022
Net sales	$7,670,641
Operating income (loss)	(830,098)
Interest income	5
Interest expense	46,321
Property additions	63,089
Fixed asset depreciation and amortization	69,176
Total Assets	3,302,931

	October 4, 2023 (1)	December 31, 2022
Operating loss	$178,854	$(830,098)
Employee retention tax credit (WCI)	6,921	1,350,161
Interest income	1	5
Interest expense	(62,770)	(46,321)
Gain (loss) on equipment disposals	-	56,455
Other income	13,139	57,473
Income before income taxes	$136,145	$587,675

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable or net present value of $0.78 per share, the then current share price closing. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19, we might not receive the 2020 installment or the full 2021 installment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2020. The Company reevaluated estimated collections and recorded a loss on this investment of ($41,930) for the year ended December 31, 2022 and a gain of $22,718 in the year ended December 31, 2021 in other income on the consolidated income statement.

On January 10, 2023, the Company received the 2022 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due for 2023, 2024, and 2025. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments.

The April 10, 2015 account receivable is supported by an exchange agreement and consisted of the following at December 31, 2023 and 2022:

	2023	2022
Face value	$285,400	$403,600
Impairment	-	-
Unamortized discount	(46,551)	(88,291)
Net balance	238,849	315,309
Current portion	-	-
Long term portion	$238,849	$315,309

For the years ended December 31, 2023 and 2022, $41,741 and $56,806 of discount amortization are included in interest income.

Subsequent to year-end, the Company did not receive the 2023 annual installment payment of $117,000 that is due in or around January or February 2024. In March 2024, the Company retained counsel to begin the process of collecting the past due amounts and explore whether the Company should file suit. See Note 21.

Note 5 – Note receivable

On October 4, 2023, in connection with the sale of the Company’s ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in an initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $15,000 and $0 at December 31, 2023 and 2022, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has received assurances from Ally that the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other selling shareholder of WCI that collection is uncertain, the Company will impair the note receivable at such time. At December 31, 2023 and 2022, our note receivable consisted of the following:

	December 31, 2023	December 31, 2022
October 4, 2023 Ally Waste Services, LLC subordinated promissory note receivable, including accrued interest of $15,000 and $0, at December 31, 2023 and 2022, respectively. The note bore interest at 6% per annum. No payments are required under the note until the maturity date, October 4, 2024. Ally has the option to pay the note plus any accrued interest at any time prior to its maturity without penalty. Any prepayment shall be applied first to accrued but unpaid interest and then to the outstanding principal.	$1,015,000	$-

Total note receivable	$1,015,000	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 6 - Property and equipment

Property and equipment are comprised of the following at December 31, 2023 and 2022:

	2023	2022
Computers	$33,626	$31,335
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	48,239	45,948
Accumulated depreciation and amortization	(46,648)	(44,942)
Property and equipment of discontinued operations	-	309,777
Accumulated depreciation of discontinued operations	-	(163,905)

Net Property and equipment	$1,591	$146,878

Continuing Operations

Depreciation and amortization expenses for our continuing operations was $1,706 and $2,078 for the years ended December 31, 2023 and 2022, respectively. All depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Discontinued Operation

Depreciation and amortization expenses for our discontinued operations were $49,260 and $47,974 for the years ended December 31, 2023 and 2022, respectively. Of these amounts, depreciation on our discontinued operation’s vehicles used to service customer accounts included in the cost of goods sold and was $16,325 and $21,204 at October 4, 2023 and December 31, 2022, respectively. All other depreciation was associated with our discontinued operation’s selling, general, and administrative expenses.

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

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bore interest at 5%, originally matured October 31, 2020, and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On June 13, 2022, the Company sold $2,161 in note principal to a third party, thereby reducing the principal face value of the note to $47,839.

Principal and unpaid interest on the Notes could have been converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on the closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

On July 15, 2022, the Company and NeuCourt, Inc. entered into an Exchange Agreement by which the $25,000 and $47,839 principal amounts of the NeuCourt November 22, 2017 and October 31, 2018 convertible notes and accrued unpaid interest in the amounts of $3,518 and $9,673, respectively, were exchanged for a Simple Agreement for Future Equity (“SAFE”), a security providing for the conversion of the SAFE into shares of NeuCourt common or preferred stock (“Capital Stock”) at some future date. As of July 15, 2022, the Company received SAFEs in the aggregate face amount of $86,030 (the “Purchase Amount”).

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

The SAFE will expire and terminate upon the earlier to occur of (i) conversion and (ii) repayment. The SAFE may be repaid by NeuCourt upon sixty (60) days prior notice (“Repayment Notice”) to the Company unless the Company elects during that period to convert the SAFE.

If NeuCourt does not close an equity financing round raising $500,000 or more prior to expiration or termination of the SAFE, the Company may elect to convert the SAFE into the number of shares of a to-be-created series of preferred stock equal to the (x) Purchase Amount divided by (y) the Valuation Cap divided by the number of outstanding shares of NeuCourt on a fully diluted, as-converted basis (“Default Conversion”). Additionally, if NeuCourt experiences a change of control, initial public offering, ceases operations, or enters into a general assignment for the benefit of its creditors prior to conversion, termination, or expiration of the SAFE, the Company will receive the greater of (a) a cash payment equal to the Purchase Amount and (b) the value of the shares issuable on Default Conversion.

On July 22, 2022, the Company sold $989 of the SAFE Purchase Amount to a third party. On August 1, 2022, the Company sold an additional $1,285 of the SAFE Purchase Amount to a third party, thereby reducing the aggregate outstanding SAFE Purchase Amount to $83,756.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At December 31, 2023 and 2022, the SAFE Purchase Amount was $93,756 and $83,756, respectively.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

G Farma has not made scheduled payments on the notes receivable or the G Farma finance lease receivable since February 19, 2019. All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, was suspended April 1, 2019. The notes receivable balances of $1,039,501 and $1,039,501 at December 31, 2023 and 2022, respectively, are fully reserved and reflected in the consolidated balance sheet as $0 and $0 at December 31, 2023 and 2022, respectively.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes. See legal proceedings described in Note 18.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments and failed to cure each default within 10 days’ notice from the Company pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company and Partner I sought entry of a stipulated judgment against the G Farma Settlors for (1) $494,450, the remaining amount of the $500,000 settlement amount, which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment.

On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 in principal (calculated as the aggregate settlement amount, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the full reserve on unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $0 and $3,550 are included in other income in the consolidated financial statements for the year ended December 31, 2023 and 2022, respectively. The $2,539,597 judgment and interest receivable of $120,370 for the twelve months ended December 31, 2023 is fully reserved pending the Company’s collection process. See Notes 1 and 18.

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

As discussed in Notes 1 and 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded by the Corona Police. This event severely impacted G Farma’s ability to pay amounts due to the Company in the future, and the G Farma lease receivable was put on non-accrual status effective April 1, 2019. In 2019, an impairment of $783,880 was recorded. Additional bad debt expense of $19,519 was recognized for the year ended December 31, 2020.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,569 and sold it to the highest offerors for net proceeds of $348,734 after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities to resolve and settle all outstanding claims, as further discussed in Notes 1, 8, and 18.

On October 12, 2021, the parties filed a Stipulation for Dismissal and Continued Jurisdiction with the Superior Court of California in the County of Marin. The Court ordered that it retain jurisdiction over the parties under Section 664.6 of the California Code of Civil Procedure to enforce the Settlement Agreement until the performance in full of its terms is met.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

In August 2022, September 2022, and October 2022, the G Farma Settlors failed to make monthly payments and failed to cure each default within 10 days’ notice from the Company pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company and Partner I sought entry of a stipulated judgment against the G Farma Settlors for (1) $494,450, the remaining amount of the $500,000 settlement amount, which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 principal (calculated as the aggregate settlement amount, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023, until such time as the judgment is paid in full.

Net finance leases receivable from G Farma remain fully impaired at December 31, 2023 and 2022. Payment received under this settlement will first be applied against the notes receivable described in Note 8, and if any additional amounts are recovered, they will then be applied against the finance leases receivable. There was no finance lease revenue recognized on Partner I finance leases at December 31, 2023 and 2022, respectively. See Note 18.

Net finance leases receivable, non-performing, consist of the following at December 31, 2023 and 2022:

	2023	2022
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Partner II

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended on November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases.

On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022, Partner II transferred full title to the equipment to Pueblo West.

Finance lease revenue recognized on Partner II finance leases for the years ended December 31, 2023 and 2022 was $0 and $37,659, respectively.

Note 10 - Contractual interests in legal recovery

Electrum was the plaintiff in a certain legal action captioned Electrum Partners, LLC, Plaintiff, and Aurora Inc., Defendant, in the Supreme Court of British Columbia (“Litigation”). On October 23, 2018, Mentor entered into a Joint Prosecution Agreement among Mentor, Mentor’s corporate legal counsel, Electrum, and Electrum’s legal counsel.

On October 30, 2018, Mentor entered into a Recovery Purchase Agreement (“Recovery Agreement”) with Electrum under which Mentor purchased a portion of Electrum’s potential recovery in the Litigation. Mentor agreed to pay $100,000 of costs incurred in the Litigation, in consideration for ten percent (10%) of anything of value received by Electrum as a result of the Litigation (“Recovery”) in addition to repayment of its initial investment. As of December 31, 2021, Mentor had invested an additional $96,666 of capital in Electrum for payment of legal retainers and fees in consideration for an additional nine percent (9%) of the Recovery. On November 18, 2022, Electrum repaid $196,666 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

On October 31, 2018, Mentor also entered into a secured Capital Agreement with Electrum under which Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum agreed to pay Mentor, on the payment date, the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) 0.083334% of the Recovery for each full month from October 31, 2018 to the payment date for each full month that $833 is not paid to Mentor. Payment was secured by all assets of Electrum. The payment date under the October 31, 2018 Capital Agreement was the earlier of November 1, 2021, or the final resolution of the Litigation. Due to the coronavirus outbreak and the resulting delay in the trial date of the Litigation, on November 1, 2021 the parties amended the October 31, 2018 Capital Agreement for the purpose of extending the payment to the earlier of November 1, 2023, or the final resolution of the Litigation and increased the monthly payment payable by Electrum to $834. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

On January 28, 2019, Mentor entered into a second secured Capital Agreement with Electrum. Under the second Capital Agreement, Mentor invested an additional $100,000 of capital in Electrum. In consideration for Mentor’s investment, Electrum agreed to pay Mentor on the payment date the sum of (i) $100,000, (ii) ten percent (10%) of the Recovery, and (iii) the greater of (A) 0.083334% of the Recovery for each full month from the date hereof until the payment date if the Recovery occurs prior to the payment date, and (B) $833 for each full month from the date hereof until the payment date. The payment date was the earlier of November 1, 2021, and the final resolution of the Litigation. On November 1, 2021, the parties amended the January 28, 2019 Capital Agreement to extend the payment date to the earlier of November 1, 2023, or the final resolution of the Litigation, and increased the monthly payment payable by Electrum to $834. On November 18, 2022, Electrum repaid $100,000 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo.

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

On or about September 14, 2022, Electrum and Aurora, Inc. settled the Litigation claims and Electrum received CAD $800,000, or approximately USD $584,000, in settlement funds from Aurora, Inc. (“Settlement Funds”), which had been placed in escrow. Pursuant to an escrow agreement entered into by and between Electrum, Mentor, and the escrow agent, Mentor was to be paid amounts due and owing to it under the Capital Agreements and Recovery Purchase Agreements from the Settlement Funds before any remaining amounts are to be distributed to Electrum. However, such payment was not received. On or about September 20, 2022, the escrow agent resigned, and Electrum refused to agree to a successor escrow agent in accordance with the terms of the escrow agreement. On October 21, 2022, the Company filed suit against the escrow agent, Electrum, and Does 1 through 10, seeking declaratory relief from the California Superior Court in the County of San Mateo that the escrow agent shall either distribute the Settlement Funds or transfer the Settlement Funds to the successor escrow agent, all in accordance with the escrow agreement.

On November 18, 2022, Electrum repaid $459,990 to the Company pursuant to a certain November 14, 2022 Settlement Agreement and Mutual Release, following the Company’s October 21, 2022 lawsuit against Electrum and the escrow agent in the County of San Mateo. The Company applied $196,666 to the Recovery Purchase Agreement, $200,000 to the Capital Agreements, and the remaining $63,324 to its $194,028 equity interest in Electrum, resulting in a net $130,704 loss on the Company’s equity investments in Electrum at December 31, 2022.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 11 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities		Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2021	$1,009	$-	$396,666	$1,175	$204,028

Total gains or losses
Included in earnings (or changes in net assets)	(833)	-	-	(500)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	83,756
Issuances	-	-	-	-	-
Sales	(176)	-	-	-	-
Settlements	-	-	(396,666)	-	(194,028)
Balance at December 31, 2022	-	$-	$-	$675	$93,756

Total gains or losses
Included in earnings (or changes in net assets)	(2,484)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	649,847	-	-	-	10,000
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2023	$647,363	-	-	675	103,756

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at December 31, 2023 consist of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE-listed company stock	$649,847	$-	$(2,484)	$647,363

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2023	2022
Net gains and losses recognized during the period on equity securities	$(2,484)	$833

Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	833

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(2,484)	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

All Series A, B, C, and D warrants have been called, and as of December 31, 2023, all Series A, B, and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. Therefore, management believes that the act of lowering the exercise price is not a change from the original warrant grants, and the Company did not record an accounting impact as the result of such a change in exercise prices.

All Series A and Series C warrants were exercised by December 31, 2014. All Series B warrants were exercised on January 11, 2022. Exercise prices in effect from January 1, 2015 through December 31, 2022 for Series D warrants were $1.60. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus a $0.10 per warrant redemption fee, if applicable.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC, with regard to a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants issued to Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of December 31, 2023, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of December 31, 2023, and 2022, the weighted average contractual life for all Mentor warrants was 14.5 years and 15.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $1.94 per share, respectively.

During the years ended December 31, 2023 and 2022, 2,000,000 and 90,410 warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at December 31, 2023 and 2022 was $180,200 and $0, respectively.

The following table summarizes Series B and Series D common stock warrants as of each period:

	Series B	Series D	B and D Total
Outstanding at December 31, 2021	87,456	6,252,954	6,340,410
Issued	-	-	-
Exercised	87,456	2,954	90,410
Outstanding at December 31, 2022	-	6,250,000	6,250,000
Issued	-	-	-
Exercised	-	2,000,000	2,000,000
Outstanding at December 31, 2023	-	4,250,000	4,250,000

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of December 31, 2023, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2021	689,159
Issued	-
Canceled	275,647
Exercised	-
Outstanding at December 31, 2022	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2023	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer was repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions, which were formerly priced on a calendar month schedule, would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2023 and 2022, no warrants were redeemed.

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

In prior years, Series A, Series B, and Series C redemption fees were distributed through DTCC into holder’s brokerage accounts or directly to the holders. All Series A, Series B, and Series C warrants have been exercised and are no longer outstanding. At December 31, 2021, there were 87,456 Series B warrants outstanding, which were held by Chet Billingsley, the Company’s Chief Executive Officer. On January 11, 2022, Mr. Billingsley exercised his 87,456 Series B warrants in exchange for 87,456 shares of the Company’s Common Stock.

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and, therefore, warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2023 and 2022.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 14 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2023, and 2022, 300,000 and 44,748 shares have been repurchased and retired, respectively.

Preferred Stock

Mentor has 5,000,000 preferred shares authorized at a $0.0001 par value.

On July 13, 2017, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (“Certificate of Designation”) with the Delaware Secretary of State to designate 200,000 preferred shares as Series Q Preferred Stock, such series having a par value of $0.0001 per share. Series Q Preferred Stock is convertible into Common Stock, at the option of the holder, at any time after the date of issuance of such share and prior to notice of redemption of such share of Series Q Preferred Stock by the Company into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the Series Q Conversion Value by the Conversion Price at the time in effect for such share.

The per share “Series Q Conversion Value,” as defined in the Certificate of Designation, shall be calculated by the Company at least once each calendar quarter as follows: The per share Series Q Conversion Value shall be equal to the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock. The “Core Q Holdings Asset Value” shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings, which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations. “Core Q Holdings” consists of all proceeds received by the Company on the sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired from such proceeds by the Company. The Company shall periodically, but at least once each calendar quarter, identify, update, account for, and value the assets that comprise the Core Q Holdings.

The “Conversion Price” of the Series Q Preferred Stock shall be at the product of 105% and the closing price of the Company’s Common Stock on a date designated and published by the Company. The Series Q Preferred Stock will be available only to accredited, institutional, or qualified investors.

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at December 31, 2023 and 2022 include this interest. The Core Q Holdings Asset Value at December 31, 2023 and 2022 was $20,843 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.105 and $0.063 per Mentor common share, respectively, which would be anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 15 – Accrued salary, accrued retirement, and incentive fee – related party

The Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows at December 31, 2023 and 2022:

	2023	2022
Accrued salaries and benefits	$30,517	$914,072
Accrued retirement and other benefits	667,648	501,529
Offset by shareholder advance	(261,653)	(261,653)
	$436,512	$1,153,948

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2023 and 2022, there was no incentive fee expense.

Note 16 – Related party transactions

On August 10, 2023, Mentor received a $50,000 loan from its CEO, which bore interest at 7.8% per annum, was compounded quarterly, and was due upon demand. On October 7, 2023, the loan plus accrued interest of $545 was paid in full.

On March 12, 2021, Mentor received a $100,000 loan from its CEO, which bore interest at 7.8% per annum, was compounded quarterly, and was due upon demand. On June 17, 2021, and June 5, 2022, Mentor received additional $100,000 and $50,000 loans from its CEO with the same terms as the original loan. On December 1, 2022, the loans plus accrued interest of $28,024 were paid in full.

On August 2, 2023, Mentor called a $1,080,000 note receivable from WCI, a related party at such time, plus accrued interest of $3,591. On September 6, 2023, WCI satisfied the note and accrued interest in full. WCI’s payment consisted of $66,712 cash and a $1,016,879 credit from the Company in exchange for the other WCI shareholder’s surrender of rights to exercise 2,259,732 Series D warrants of the Company at $0.45 per warrant. The Company recorded the $1,016,879 warrant credit as a reduction to additional paid in capital in accordance with ASC 480 “Distinguishing Liabilities from Equity Overall.” WCI recorded the $1,016,879 credit as a capital contribution because it was derived from the surrender of the WCI non-controlling stockholder’s rights to exercise the Company’s 2,259,732 warrants.

The note was payable on demand, and the other WCI stockholder was permitted to utilize any of his remaining Mentor warrants as currency to partially repay the loan at a rate of $0.45 per warrant upon the surrender of such remaining unexercised warrants. The note accrued interest at 0.42% per annum with annual interest only payments due. The note was issued September 13, 2011, as payment for past amounts owed of $380,000 and included prepaid amounts of $700,000 for administrative fees payable to the Company under that certain May 31, 2005 Liquidity Agreement between the Company and WCI. The WCI note receivable and interest on the Company’s financials and the Mentor note payable and interest on WCI’s financials were eliminated in our September 30, 2023 consolidation.

WCI deferred fees represented deferred administrative fees relating to the paid $1,080,000 note receivable from WCI, a related party at such time. The Company recognized $2,667 in deferred fees per month and an additional $318,667 in deferred fees on September 6, 2023, concurrent with WCI’s payment of the note to the Company. The deferred fees on the Company’s financials and the deferred asset on WCI’s financials were eliminated in our September 30, 2023 consolidation.

On October 4, 2023, we sold off our majority, controlling 51% interest in WCI for $6,000,000. Upon the date of the sale, our legacy investment in WCI was deconsolidated, and it is now reported as a discontinued operation. See Note 3.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 18 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the G Farma agreements, described in Notes 1, 8, and 9, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at December 31, 2023 and 2022. Due to the uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Note 8.

On November 4, 2020, the Court granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to both causes of action against G FarmaLabs Limited for liability for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez, and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

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

In August, September, and October 2022, the G Farma Settlors failed to make monthly payments and failed to cure each default within 10 days’ notice from the Company pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company and Partner I sought entry of a stipulated judgment against the G Farma Settlors for (1) $494,450, the remaining amount of the $500,000 settlement amount, which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 in principal (calculated as the aggregate settlement amount, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023, until such time as the judgment is paid in full.

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $0 and $3,550 are included in other income in the consolidated financial statements for the year ended December 31, 2023 and 2022, respectively. The $2,539,597 judgment and interest receivable of $120,370 for the year ended December 31, 2023, is fully reserved pending the outcome of the Company’s collection process. See Notes 1, 8, and 9.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 19 – Segment Information

Continuing Operations

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the historic residual medical operations segment, which included the cost basis of our former membership interests of Electrum, the former contractual interest in the Electrum legal recovery, the settlement payments receivable from G Farma and its co-defendants, the former finance lease payments receivable from Pueblo West to Partner II, the operation of subsidiaries Mentor IP and Partner I, and 2) its classic energy segment which will consist of the Company’s operations and investment in the classic energy space. The classic energy segment includes the fair value of securities investments in (i) oil and gas through Exxon Mobil Corp. (XOM) stock, Occidental Petroleum Corp. (OXY) stock, and Chevron Corp. (CVX) stock, (ii) uranium through Cameco Corp. (CCJ) stock, and (iii) coal through Arch Resources, Inc. (ARCH) stock. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022, was exchanged for a NeuCourt SAFE security investment that will be carried at cost, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below. Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate, Other, and Eliminations	Consolidated
2023
Net sales	$-	$-	$-	$-
Operating income (loss)	-	(1,305)	(1,773,905)	(1,775,210)
Interest income	5,292	-	69,488	74,780
Interest expense	-	-	15,847	15,847
Property additions	-	-	2,291	2,291
Fixed asset depreciation and amortization	-	-	1,706	1,706
Total Assets	647,363	2,472	3,797,006	4,446,841

2022
Net sales	$-	$37,659	$(2,585)	$35,074
Operating income (loss)	-	32,909	(493,235)	(460,326)
Interest income	-	-	58,726	58,726
Interest expense	-	-	33,878	33,878
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	2,079	2,079
Total Assets	-	1,000	4,992,892	4,993,892

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2023 and 2022, as presented in the consolidated income statements:

	2023	2022
Operating loss	$(1,775,210)	$(460,326)
Realized gain (loss) on investments in securities	4,802,905	(170,418)
Interest income	74,780	58,726
Interest expense	(15,847)	(33,878)
Other income	1,291	555
Income before income taxes	$3,087,919	$(605,342)

Discontinued Operation – Facilities Operations Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in WCI on October 4, 2023 for $6,000,000. Following our sale of WCI, we received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, our facilities operations segment was eliminated at the time of sale. Additionally, the results of operations associated with our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. WCI worked with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The WCI segment is now reported as a discontinued operation. See Note 3 of the consolidated financial statements for detailed financial information on our former facilities operations segment.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 20 – Income tax

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
Current taxes from continuing operations:
Federal	$-	$-
State	8,160	6,768
	8,160	6,768

Taxes from discontinued operations(1):
Federal	5,783	7,615
State	5,783	7,615
Tax provision from discontinued operations	13,943	14,838

Deferred tax asset:
Federal	(273,400)	107,700
State	1,100	18,300
Change in valuation	(272,300)	(126,000)
Total provision (benefit)	$13,943	$14,383

(1)	We sold our entire ownership interest in WCI on October 4, 2023 and as a result WCI is excluded from our continuing operations and presented as discontinued operations. See Note 3.

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

At December 31, 2023, the Company had approximately $6,300,000 of federal net operating loss carryforwards, of which approximately $3,500,000 can be carried forward indefinitely, and the remaining $2,800,000 will begin to expire in 2034 and be fully expired by the year 2037. The Company has a California net operating loss carryforward of approximately $6,500,000 that begins expiring in 2024. Mentor relocated to Texas in September 2020, and the Company’s ability to utilize the California net operating loss carryforwards is dependent on the future generation of California taxable income.

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory corporate income tax rate of 21% in 2023 and 2022, respectively, to net income (loss) before income taxes for the years ended December 31, 2023 and 2022 as a result of the following:

	2023	2022
Net income (loss) before income tax - continuing operations	$3,087,919	$(605,342)
US federal income tax rate	21%	21%

Computed expected tax (benefit) - continuing operations	648,463	(127,122)

Net Income (loss) before income tax - discontinued operations (1)	83,682	252,800
US federal income tax rate	21%	21%
Computed expected tax (benefit) - discontinued operations	17,573	53,088

Total computed expected tax (benefit)	666,036	(74,034)
Permanent differences and other	(393,736)	200,034
Change in valuation	(272,300)	(126,000)
Federal income tax provision	$-	$-

(1)	We sold our entire ownership interest in WCI on October 4, 2023 and as a result WCI is excluded from our continuing operations and presented as discontinued operations. See Note 3.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The significant components of deferred income tax assets as of December 31, 2023 and 2022 after applying enacted corporate income tax rates are as follows:

	2023	2022
Net Operating Losses carried forward from continuing operations	$1,913,000	$1,851,100
Capital Losses carried forward	156,600	371,200
Deferred - Other	-	62,500
Valuation allowance	(2,069,600)	(2,284,800)
	$-	$-

	2023	2022
Net Operating Losses carried forward from discontinued operations (1)	$-	$57,100
Capital Losses carried forward	-	-
Valuation allowance	-	(57,100)
	$-	$-

(1)	We sold our entire ownership interest in WCI on October 4, 2023 and as a result WCI is excluded from our continuing operations and presented as discontinued operations. See Note 3.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2019 to 2022 are subject to examination.

Note 21 – Subsequent events

Subsequent to year end, the Company did not receive a 2023 annual installment payment of $117,000 annuity-like investment that is due in or around January or February. The Company has retained its impairment reserves and recorded losses on investment due to a history of uncertain payments. On March 13, 2024, the Company retained counsel to begin the process of collecting the past due amounts and explore whether the Company should file suit. Due to a reduction in expected collections, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022 and the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 4.

