Form 10-Q
period 2024-03-31
Mentor Capital, Inc.
filed 2024-06-14
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 14, 2024, there were 24,686,105 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the outbreak of war in Ukraine, and the Israel-Hamas war on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments or current involvement in oil, gas, coal, or uranium-related industry or other industries, we may be subject to heightened scrutiny, and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. The Company assumes no obligation to revise or update any forward-looking statements for any reason except as required by law.

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,228,354	$2,431,299
Investments in securities, fair value	678,850	647,363
Accounts receivable, net	2,100	1,800
Accrued interest receivable	30,000	15,000
Note Receivable	1,000,000	1,000,000
Prepaid expenses and other current assets	18,002	6,508

Total current assets	3,957,306	4,101,970

Property and equipment
Property and equipment	48,239	48,239
Accumulated depreciation and amortization	(46,917)	(46,648)

Property and equipment, net	1,322	1,591

Other assets
Investment in account receivable, net of discount and current portion	243,300	238,849
Long term investments	104,431	104,431
Total other assets	347,731	343,280

Total assets	$4,306,359	$4,446,841

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	March 31,	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$77,527	$3,152
Accrued expenses	73,539	91,460
Total current liabilities	151,066	94,612

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	447,582	436,512
Total long-term liabilities	447,582	436,512
Total liabilities	598,648	531,124

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.*	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 24,686,105 and 24,686,105 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	2,469	2,469
Additional paid in capital	12,101,055	12,101,055
Accumulated deficit	(8,395,813)	(8,187,807)
Non-controlling interest	-	-
Total shareholders’ equity	3,707,711	3,915,717

Total liabilities and shareholders’ equity	$4,306,359	$4,446,841

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue
Service fees	$-	$-

Total revenue	-	-

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expenses	271,263	171,441

Operating income (loss)	(271,263)	(171,441)

Other income and (expense)
Interest income	47,099	6,659
Unrealized gain (loss) on investments	31,487	-
Interest expense	-	(2,796)

Total other income and (expense)	78,586	3,863

Income (loss) before provision for income taxes	(192,677)	(167,578)
Provision for income taxes	(15,329)	(8,160)

Net income (loss) – from continued operations	(208,006)	(175,738)
Net Income (loss) from discontinued operations before tax	-	240,011
Provision for income taxes on discontinued operations	-	-
Net income (loss) - from discontinued operations	-	240,011

Net income (loss)	(208,006)	64,273

Gain (loss) attributable to non-controlling interest	-	113,685

Net income (loss) attributable to Mentor	$(208,006)	$(49,412)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.008)	$(0.002)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	24,686,105	22,941,357

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balance at December 31, 2022	11	-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Net income (loss)	-	-	-	-	-	(49,412)	(49,412)	113,685	64,273

Balances at March 31, 2023	11	$-	22,941,357	$2,294	$13,085,993	$(11,394,877)	$1,693,410	$96,962	$1,790,372

Balance at December 31, 2023	11	$-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717	$-	$3,915,717

Net income (loss)	-	-	-	-	-	(208,006)	(208,006)	-	(208,006)

Balances at March 31, 2024	11	$-	24,686,105	$2,469	$12,101,055	$(8,395,813)	$3,707,711	$-	$3,707,711

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(208,006)	$64,273
Less net income from discontinued operations	-	(240,011)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	269	238
Amortization of right of use asset	-	-
Amortization of discount on investment in account receivable	(4,751)	(6,564)
(Gain) loss on investment in securities at fair value	(31,487)	-
Decrease (increase) in operating assets
Accounts receivable - trade	(300)	(1,500)
Accrued interest receivable	(15,000)	-
Prepaid expenses and other current assets	(11,494)	(9,763)
Increase (decrease) in operating liabilities
Accounts payable	74,375	(4,748)
Accrued expenses	(17,921)	49,002
Accrued salary, retirement, and benefits - related party	11,070	6,498

Net cash provided by (used by) operating activities	(203,245)	(142,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	-	(10,000)
Distributions from Waste Consolidators, Inc.	-	34,453
Proceeds from investment in receivable	300	117,300

Net cash (used by) investing activities	300	141,753

Net change in cash – continuing operations	(202,945)	(822)

Operating cash flow - discontinued operations	-	214,184
Investing activities - discontinued operations	-	(34,453)
Financing activities - discontinued operations	-	(105,848)
Net change in cash	(202,945)	73,061

Cash beginning of period - continued operations	2,431,299	283,431
Cash beginning of period - discontinued operations	-	506,499
Beginning cash	2,431,299	789,930

Cash - end of period - continued operations	2,228,354	282,610
Cash - end of period - discontinued operations	-	580,382
Ending cash	$2,228,354	$862,992

SUPPLEMENTARY INFORMATION:
Cash paid for interest – all operations	-	12,737
Less cash paid for interest – discontinued operations	-	(12,737)
Cash paid for interest – continued operations	$-	$-

Cash paid for income taxes – all operations	610	3,568
Less cash paid for income taxes – discontinued operations	-	-
Cash paid for income taxes – continued operations	$610	$3,568

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Right of use assets acquired through finance lease liability - all operations	-	411,872
Less right of use assets acquired through finance lease liability - discontinued operations	-	(411,872)
Right of use assets acquired through finance lease liability	$-	$-

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

MCIP held intellectual property and licensing rights related to one United States and one Canadian patent associated with vape pens. On October 24, 2023, MCIP divested its intellectual property and licensing rights related to the United States and Canadian patents. National phase maintenance fees and secretary of state fees were expensed when paid, and no capitalized assets related to MCIP are recognized on the consolidated financial statements at March 31, 2024 and December 31, 2023. Since the divestment activity had been limited to secretary of state and registered agent fees.

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

Note 1 - Nature of operations (continued)

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. The last recovery payment was received on October 11, 2022. The $2,539,597 judgment and interest receivable of $183,686 for the three months ended March 31, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 8 and 18.

On September 27, 2022, Pueblo West Organics, LLC, a Colorado limited liability company (“Pueblo West”), exercised a lease prepayment option and purchased manufacturing equipment from Partner II for $245,369. On September 28, 2022, Partner II transferred full title to the equipment to Pueblo West. Originally, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West under a Master Equipment Lease Agreement dated February 11, 2018, as amended. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. See Note 8.

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

On November 22, 2017 and October 31, 2018, the Company purchased convertible notes in principal face value of $50,000 and $25,000, respectively, from NeuCourt, Inc. (“NeuCourt”) that each bore interest at 5% per annum. On November 7, 2019, October 28, 2020, and January 4, 2022, the Company received 25,000, 52,000, and 27,630 warrants covering an aggregate of 105,130 shares of NeuCourt common stock exercisable at $0.02 per share in exchange for the Company’s agreement to extend the maturity dates of the convertible notes. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At March 31, 2024, the SAFE Purchase Amount is $93,756. See Note 7.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at March 31, 2024.

Since 2003, the Company has held an interest in a facilities operations company, Waste Consolidators Inc. (“WCI”). The Company purchased a 50% interest in WCI in 2003 and increased its ownership stake by 1% in 2014. On October 4, 2023, the Company sold the entirety of its ownership interest in WCI for $6,000,000. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. As a result of this sale, our facilities operations segment was eliminated, and its results of operations, assets, and liabilities were excluded from our continuing operations. Therefore, WCI is presented as a discontinued operation in our consolidated financial statements for the prior periods of December 31, 2023 and March 31, 2023. See Note 3.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($8,395,813) as of March 31, 2024. The Company has recently received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue.

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

Impact Related to Endemic Factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic situation, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, potential banking crises, the outbreak of war in Ukraine, the Israel-Hamas war, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022, due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930, see Note 4.

Subsequent to quarter end, on June 11, 2024 our investment in account receivable was fully impaired. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means. See Note 18.

The risk of inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2024.

We anticipate that current cash and associated resources will be sufficient for us to execute our business plan for five years after the date these financial statements are issued. The ultimate impact of the outbreak of war in Ukraine, the Israel-Hamas war, potential cyber-attacks, inflation, interest rate increases, tax increases, and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

Note 2 - Summary of significant accounting policies (continued)

Segment reporting

Continuing operations

The Company has determined that there are currently two reportable segments: 1) the historic residual operations segment and 2) the Company’s energy segment.

Discontinued operation

On October 4, 2023, the Company’s facilities operations segment was sold for $6,000,000. Following the sale, the Company received no new income from the discontinued operation, and it had no further involvement or continuing influence over its operations. As a result, our facilities operations segment was deconsolidated on the date of the sale, and our former facilities operations segment is reported as a discontinued operation. See Note 3.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.

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

Recent Accounting Standards

From time to time, the Financial Standards Accounting Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standard Codifications (“ASCs”) are communicated through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

Segment Reporting: Improvements to Reportable Segment Disclosures - On November 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” updates ASC 280 to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Income Taxes: Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures,” updates ASC 740 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

There were no accounting pronouncements issued during the three months ended March 31, 2024 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in money market and bank deposit accounts, which at times may exceed federally insured Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. The Company will continue to monitor its accounts and the banking sector for potential financial institution risk.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2024 and December 31, 2023.

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2024 and December 31, 2023, the Company had no allowance for doubtful normal course receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in unrealized investment gains (losses), net.

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

Investments in debt securities

At March 31, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At March 31, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756. See Note 7.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in early 2024, 2025, and 2026. At March 31, 2024, the Company had yet to receive the 2024 payment installment due in or around January 2024. The Company has retained prior its impairment reserves and previously recorded losses on investment due to a history of uncertain payments. Subsequent to quarter end, on June 11, 2024 our investment in account receivable was fully impaired. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Notes 4 and 18.

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

Note 2 - Summary of significant accounting policies (continued)

Lessee Leases

We determine whether an arrangement is a lease at inception under ASC 842 “Leases.” This includes general descriptions of leases and various details regarding terms and conditions, such as the basis that variable lease payments are determined. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria is met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, and (iii) the lease term is for a significant part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria.

Our discontinued operation’s operating leases were comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, were classified as operating leases based on an expected lease term of 4 years. Fleet vehicle leases entered into on or after January 1, 2019, for which the lease was expected to be extended to 5 years, were classified as finance leases. Our discontinued operation’s leases had remaining lease terms of 1 month to 48 months. Our discontinued operation’s fleet finance leases contained a residual value guarantee. As most of our discontinued operation’s leases did not provide an implicit rate, we used our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

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

Note 2 - Summary of significant accounting policies (continued)

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or if a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC for $6,000,000, which significantly exceeded the prior combined carrying value and goodwill of WCI, with proceeds initially recorded as $5,000,000 cash and a $1,000,000 one-year note receivable. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill was reported in the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. See Note 3.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

The discontinued operation that we sold on October 4, 2023, worked with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. Our discontinued operation performed monthly services pursuant to agreements with customers. Customer monthly service fees were based on our discontinued operation’s assessment of the amount and frequency of monthly services requested by a customer. Our discontinued operation may have also provided additional services, such as apartment cleanout services, large item removals, or similar services, on an as-needed basis at an agreed-upon rate as requested by customers. All services were invoiced and recognized as revenue in the month the agreed-on services were performed. Our discontinued operation is deconsolidated and presented as a “discontinued operation” at December 31, 2023 and at December 31, 2022, the prior reporting period. Additionally, our discontinued operation is separately presented as a “discontinued operation” for the prior reporting period of March 31, 2023.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 4,250,000 and 4,250,000 as of March 31, 2024 and December 31, 2023, respectively. There were no potentially dilutive shares outstanding at March 31, 2024 and December 31, 2023.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2024 and 2023 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Discontinued operation

In 2003, the Company purchased a 50% interest in Waste Consolidators, Inc., a facilities operation company that comprised our facilities operation segment (“WCI”) and increased its ownership stake in WCI by 1% in 2014. Since January 1, 2014, our controlling interest investment in WCI included a facilities operations segment, which provides waste management and disposal services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. On October 4, 2023, the Company sold the entirety of its interest in WCI by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC for $6,000,000.

In connection with the sale, the Company received net, after WCI debt payoff, $5,000,000 in cash and a one-year unsecured, subordinated, promissory note in the initial principal face amount of $1,000,000. The note accrues interest at 6% per annum. For further disclosures related to the promissory note receivable, see Note 5.

At December 31, 2023 we recognized a $4,805,389 gain on our sale of WCI. See Note 3 in the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for further discussion regarding the Company’s former interest in WCI.

Goodwill

Effective October 4, 2023, on the date of the sale of WCI, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0 at December 31, 2023.

Note 3 – Discontinued operation (continued)

Deconsolidation

In accordance with ASC Topic 810-10-40, “Consolidation — Overall – Derecognition - Deconsolidation of a Subsidiary or Derecognition of a Group of Assets,” a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated WCI from our consolidated financial statements on October 4, 2023 and recognized a gain on the disposal of discontinued operations totaling $4,805,389. The $4,805,389 gain on disposal of discontinued operation represented the amount of our purchase price allocation at 51% WCI assets and liabilities, net investment in 51% of WCI earnings, and net investment in WCI distributions offset by the sale price as of the disposal date of October 4, 2023. We have eliminated WCI from our consolidated financials on October 4, 2023. Accordingly, WCI was excluded from the Company’s continuing operations on December 31, 2023, and prior periods of comparison and WCI’s financial results are presented as a discontinued operation in the Company’s consolidated financial statements.

Segment Reporting

Due to the sale of our entire ownership interest in WCI on October 4, 2023, our facilities operation segment was eliminated. Following our sale of WCI, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, we determined that the results from operations and assets and liabilities associated with our facilities operation segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45, “Discontinued Operations.” As a result, we classified the results from operations of our facilities accessories segment separately in captions titled “discontinued operations” on our consolidated income statements for the current and prior year period at March 31, 2023. Because we divested our discontinued operation on October 4, 2023, there were no discontinued operations to report at March 31, 2024. Prior to the sale, on March 31, 2023, our facilities operations segment was as follows:

Discontinued Operation
Three months ended March 31, 2023
Net revenue	$2,175,135
Operating income (loss)	244,054
Interest income	-
Interest expense	16,163
Property additions	-
Depreciation and amortization	14,208
Total assets	3,623,663

March 31, 2023
Operating loss	$244,054
Gain (loss) on investments	-
Interest income	-
Interest expense	(16,163)
Gain (loss) on ROU asset disposal	-
Other income	12,120
Income before income taxes	$240,011

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2020. In 2021, the Company reevaluated estimated collections and recorded an investment gain of $22,718. Subsequently, on February 15, 2022, the terms of the investment were modified, resulting in an additional loss of ($41,930). The loss of ($41,930) and gain of $22,718 were reflected in other income on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively.

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in early 2024, 2025, and 2026. At March 31, 2024, the Company had yet to receive the 2024 payment installment due in or around January 2024. The Company has retained its prior impairment reserves and previously recorded losses on investment due to a history of uncertain payments.

Note 4 – Investment in account receivable (continued)

The investment in account receivable consists of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Face value*	$285,100	$285,400
Unamortized discount	(41,800)	(46,551)
Net balance	243,300	238,849
Current portion	-	-
Long term portion	$243,300	$238,849

*	On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. The Company applied the $117,000 to the face value of its investment in account receivable. At March 31, 2024, the Company had yet to receive the 2024 payment installment due in or around January 2024. Additionally, the Company reduced the face value of its investment in account receivable by an additional $300 for the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, $4,751 and $6,456 of discount amortization is included in interest income, respectively.

Subsequent to quarter end, on June 11, 2024 our investment in account receivable was fully impaired. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means. See Note 18.

Note 5 – Note receivable

On October 4, 2023, in connection with the sale of the Company’s ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in an initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $30,000 and $15,000 at March 31, 2024 and December 31, 2023, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has received assurances from Ally that the purchased business is performing well, and the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other selling shareholder of WCI that collection is uncertain, the Company will impair the note receivable at such time. At March 31, 2024 and December 31, 2023, our note receivable consisted of the following:

	March 31, 2024	December 31, 2023
October 4, 2023 Ally Waste Services, LLC subordinated promissory note receivable, including accrued interest of $30,000 and $15,000, at March 31, 2024 and December 31, 2023, respectively. The note bore interest at 6% per annum. No payments are required under the note until the maturity date, October 4, 2024. Ally has the option to pay the note plus any accrued interest at any time prior to its maturity without penalty. Any prepayment shall be applied first to accrued but unpaid interest and then to the outstanding principal.	$1,030,000	$1,015,000

Total note receivable	$1,030,000	$1,015,000

Note 6 - Property and equipment

Property and equipment are comprised of the following:

	March 31, 2024	December 31, 2023
Computers	$33,626	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	48,239	48,239
Accumulated depreciation and amortization	(46,917)	(46,648)
Property and equipment of discontinued operations	-	-
Accumulated depreciation of discontinued operations	-	-

Net Property and equipment	$1,322	$1,591

Depreciation and amortization expense were $270 and $238 for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization expense for our discontinued operation was $9,272 for the three months ended March 31, 2023. Our discontinued operation was sold for $6,000,000 on October 4, 2023 and on the date of sale our discontinued operation was deconsolidated from the Company’s financials and our discontinued operation is presented separately for prior reporting periods. See Note 3.

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

On October 31, 2018, the Company invested an additional $50,000 as a convertible note receivable in NeuCourt, which bore interest at 5%, originally matured on October 31, 2020, and was amended to extend the maturity date to October 31, 2022. As consideration for the extension of the maturity date for the $50,000 note plus accrued interest of $5,132, a warrant to purchase up to 52,500 shares of NeuCourt common stock at $0.02 per share was issued to Mentor. On June 13, 2022, the Company sold $2,161 in note principal to a third party, thereby reducing the principal face value of the note to $47,839.

Principal and unpaid interest on the Notes could have been converted into a blend of shares of a to-be-created series of Preferred Stock and Common Stock of NeuCourt (i) on the closing of a future financing round of at least $750,000, (ii) on the election of NeuCourt on the maturity of the Note, or (iii) on the election of Mentor following NeuCourt’s election to prepay the Note.

Note 7 – Convertible notes receivable (continued)

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At March 31, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756.

Note 8 – Finance leases receivable

Mentor Partner I, LLC

Net finance leases receivable from G Farma remain fully impaired at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, Partner I recognized no finance lease revenue. See Note 18.

Net finance leases receivable, non-performing, consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Partner II, LLC

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. At March 31, 2024 and December 31, 2023, Partner II recognized no finance lease revenue.

Note 9 - Contractual interests in legal recoveries

Interest in Electrum Partners, LLC legal recovery

Electrum was the plaintiff in a certain legal action in the Supreme Court of British Columbia (“Litigation”). See Note 10 in the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for a discussion regarding the Company’s former interest in the Litigation.

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

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities		Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2022	$-	$-	$675	$93,756
Total gains or losses
Included in earnings (or changes in net assets)	(2,484)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	649,847	-	-	10,000
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2023	$647,363	-	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	31,487	-	675	103,756
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Balance at March 31, 2024	$678,850	$-	$675	$103,756

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

Note 11 - Common stock warrants (continued)

All Series A, B, C, and D warrants have been called, and all Series A, B, and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price further above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants, and the Company did not record an accounting impact as the result of such change in exercise prices.

Exercise prices in effect from January 1, 2015 through September 31, 2023 for Series D warrants were $1.60 per share plus a $0.10 per warrant redemption fee, if applicable. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus the $0.10 per warrant redemption fee, if applicable, and the exercise price in effect at March 31, 2024 for the Series D warrants is $0.02 per share plus a $0.10 per warrant redemption fee, if applicable.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of March 31, 2024, and December 31, 2023, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of March 31, 2024, and December 31, 2023, the weighted average contractual life for all Mentor warrants was 14.25 years and 14.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the three months ended March 31, 2024, there were no Series D warrants exercised, and no warrants were issued. The intrinsic value of outstanding warrants at March 31, 2024 and December 31, 2023 was $144,075 and $180,200, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2022	6,250,000
Issued	-
Exercised	2,000,000

Outstanding at December 31, 2023	4,250,000
Issued	-
Exercised	-
Outstanding at March 31, 2024	4,250,000

Note 11 - Common stock warrants (continued)

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

Series H $7.00 exercise price
Outstanding at December 31, 2022	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2023	413,512
Issued	-
Exercised	-
Outstanding at March 31, 2024	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the three months ended March 31, 2024, and 2023 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2024 and December 31, 2023.

Note 13 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). A total of 44,748 shares were repurchased between August 8, 2014 and September 9, 2015. As of December 31, 2023, and 2022, 300,000 and 44,748 shares have been repurchased, respectively and a total of 300,000 shares have been retired. On October 14, 2023, the Board of Directors of the Company approved a stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock at a total repurchase amount not to exceed $200,000. During the period January 1, 2024 through March 31, 2024 no shares have been repurchased. Subsequent to quarter end, on April 17, 2024, the Company announced the commencement of its second stock repurchase program. See Note 18.

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

Note 13 - Stockholders’ equity (continued)

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at March 31, 2024 and December 31, 2023 was $20,843 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Series Q Preferred Stock could have been converted at the Conversion Price of $.084 and $ 0.105, respectively.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	March 31, 2024	December 31, 2023
Accrued salaries and benefits	$37,255	$30,517
Accrued retirement and other benefits	671,980	667,648
Offset by shareholder advance	(261,653)	(261,653)
	$447,582	$436,512

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2024 and 2023, there were no incentive fee expenses.

Note 15 – Related party transactions

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

Note 15 – Related party transactions (continued)

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

On October 4, 2023, we sold the entirety of our majority, controlling 51% interest in WCI for $6,000,000. Upon the date of the sale, our legacy investment in WCI was deconsolidated, and it is now reported as a discontinued operation. See Note 3.

Note 16 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the various G Farma agreements in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at March 31, 2024 and December 31, 2023.

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

Note 16 – Commitments and contingencies (continued)

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

In August, September, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company and Partner I sought entry of a stipulated judgment against the G Farma Settlors for (1) $494,450,the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 in principal (calculated as the aggregate settlement amount, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the year ended March 31, 2024 and December 31, 2023. The $2,539,597 judgment and interest receivable of $183,686 for the three months ended March 31, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 1 and 8 to this Quarterly Report and Notes 1, 8, 9, and 18 to Company’s Annual Report for the period ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024 for a discussion of the reserve against the finance lease receivable.

Note 17 – Segment Information

Continuing Operations

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the historic residual operations segment, which included the cost basis of our former membership interests of Electrum, the former contractual interest in the Electrum legal recovery, the settlement payments receivable from G Farma and its co-defendants, the former finance lease payments receivable from Pueblo West to Partner II, the operation of subsidiaries Mentor IP and Partner I, and 2) its classic energy segment which will consist of the Company’s operations and investment in the classic energy space. The classic energy segment includes the fair value of securities investments in (i) oil and gas through Exxon Mobil Corp. (XOM) stock, Occidental Petroleum Corp. (OXY) stock, and Chevron Corp. (CVX) stock, (ii) uranium through Cameco Corp. (CCJ) stock, and (iii) coal through Arch Resources, Inc. (ARCH) stock. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party, the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022, was exchanged for a NeuCourt SAFE security investment that will be carried at cost, and the investment in NeuCourt that is included in the Corporate, Other, and Eliminations section below. Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended March 31, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(188)	(271,075)	(271,263)
Interest income	5,574	-	41,525	47,099
Interest expense	-	-	-	-
Property additions	-	-	-	-
Depreciation and amortization	-	-	269	269
Total assets	678,850	2,284	3,625,225	4,306,359

Three months ended March 31, 2023
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(706)	(170,735)	(171,441)
Interest income	-	-	6,659	6,659
Interest expense	-	-	2,796	2,796
Property additions	-	-	-	-
Depreciation and amortization	-	-	238	238
Total assets	-	812	1,607,618	1,608,430

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three months ended March 31, 2024 and 2023, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2024	2023
Operating loss	$(271,263)	$(171,441)
Unrealized gain (loss) on investments	31,487	-
Interest income	47,099	6,659
Interest expense	-	(2,796)

Income before income taxes	$(192,677)	$(167,578)

Note 17 – Segment Information (continued)

Discontinued Operation – Facilities Operations Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire 51% ownership interest in WCI on October 4, 2023 for $6,000,000. Following our sale of WCI, we received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, our facilities operations segment was eliminated at the time of sale. Additionally, the results of operations associated with our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. WCI worked with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The WCI segment is now reported as a discontinued operation. See Note 3 of the consolidated financial statements for detailed financial information on our former facilities operations segment.

Note 18 – Subsequent events

Subsequent to quarter end, on June 11, 2024, our investment in account receivable was fully impaired. The impairment was applied because the Company has yet to receive an annual $117,000 payout due in or around January 2024 and the Company’s ongoing collection efforts have been unsuccessful. The Company has retained its prior impairment reserves and previously recorded losses on investment due to a history of uncertain payments, as further discussed in Note 4. The original investment purchase price was $547,353 and $819,400 out an expected $1,287,000, which would be paid on or before January 2026, has been already paid to Company. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed to it by available legal means.

Subsequent to quarter end, on April 24, 2024, the Board of Directors appointed Director Lori Stansfield, CPA, to the Audit Committee and David Carlile resigned from the Audit Committee and the Board of Directors. Ms. Stansfield has been our Treasurer and a Director of the Board since April 9, 2015. She has taught, written about, managed, audited, and prepared financial statements during the past thirty years. Prior to becoming Treasurer and Audit Committee Chair, Ms. Stansfield worked as the Director of Audit Services at Robert R. Rediwitz & Co. in La Jolla, California, and as the Senior Audit Manager at Spicer Jeffries, LLP in Denver, Colorado, where she specialized in supporting securities broker-dealers, hedge funds, commodity pools, and private equity funds. She graduated Magna cum Laude in accounting from the University of Colorado in Denver and where she also received a Master’s Degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stansfield has no affiliated or conflicting outside business interests.

Subsequent to quarter end, on April 17, 2024, the Company announced the commencement of its second stock repurchase program by which the Company may repurchase up to 3,000,000 shares of the Company’s common stock at a total repurchase amount not to exceed $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and 2023 and our Annual Report on Form 10-K for the year ended December 31, 2023.

We sold the entirety of our majority ownership interest in Waste Consolidators, Inc. (“WCI”) on October 4, 2023 for $6,000,000, resulting in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the Company’s continuing operations on March 31, 2024, and for all prior periods of comparison and are presented as a discontinued operation in this report.

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

In the public arena, the Company continues its diverse investment activities. These have included the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, facilities operations investment, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company has signaled a substantial return to its energy roots, starting with a tracking investment in five New York Stock Exchange energy companies in the oil and gas, coal, and uranium markets.

Acquisitions and investments

Discontinued Operation – Facilities Operations Segment

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our facilities operations segment, that provides waste management and disposal services, including waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. WCI is now reported as a discontinued operation. WCI had been a long-standing investment, but it no longer aligns with the Company’s central business focus in the energy sector. The $6,000,000 proceeds from the sale of our WCI shares provided the Company with capital to seek out new business opportunities in the classic energy space.

Electrum Partners, LLC (Electrum)

Electrum Partners, LLC (“Electrum”) is a Nevada based consulting, investment, and management company. On November 18, 2022 Mentor received $459,990 from Electrum in consolidated settlement of one equity purchase, one recovery purchase, and two secured capital agreements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and - Canadian patent. The Company received no payment for its divestment. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at March 31, 2024 and December 31, 2023.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At March 31, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at March 31, 2024.

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

On July 11, 2023, the Court entered judgment against the G Farma Settlers in favor of the Company and Mentor Partner I, LLC in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The judgment and interest receivable of $183,686 at March 31, 2024 is fully reserved pending the outcome of the Company’s collection process. Payments from G Farma and G Farma guarantors will be recognized in Other Income as they are received. The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement and judgment.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West, which was paid off by a final payment of $245,369 on September 28, 2022.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to annuity-like installment payments the Company receives from a non-affiliated party.

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, in addition to a $5,000,000 cash payment, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $30,000 and $15,000 at March 31, 2024 and December 31, 2023, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has received assurances from Ally that the purchased business is performing well, and the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other WCI selling shareholder that collection is uncertain, the Company will impair the note receivable at such time.

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

Mentor seeks to take significant positions in target companies to provide public market liquidity for founders, protection for investors, funding for the companies, and incubate private companies that Mentor believes to have significant potential. When Mentor takes a major position in its investees, it provides financial management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance that are similar to what is required of public companies are three potential key advantages to company founders working with Mentor Capital, Inc.

The Company continually works to identify potential acquisitions, investments, and divestitures. While evaluating whether an acquisition or divestiture may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Liquidity and Capital Resources

The Company’s future success depends upon its ability to make a return on its investments, generate positive cash flow, and obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately five years of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended March 31, 2024, compared to Three Months Ended March 31, 2023

Segregation of Discontinued Operations

On October 4, 2023, the Company sold its majority ownership interest in WCI for $6,000,000, resulting in the elimination of the Company’s facilities operations segment at the time of such sale. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Accordingly, the results of operations for this segment are not applicable to the Company’s continuing operations at March 31, 2024 and the results of operations related to our facilities operations segment are excluded from the March 31, 2023, the prior period of comparison, and such financial results are presented as a discontinued operation. See Note 3 to the consolidated financial statements.

Revenues

Continuing Operations

Pending the application of sale proceeds to operating energy businesses, revenue for the three months ended March 31, 2024 was $0 compared to $0 for the three months ended March 31, 2023 (“the prior year period”).

Discontinued Operation

The lack of revenue is due to the deconsolidation of our discontinued operation, WCI, which the Company sold for $6,000,000 on October 4, 2023. At March 31, 2023, our discontinued operation had $2,175,135 in quarterly revenue, which was reported in our consolidated financials in the prior reporting period.

Gross profit

Continuing Operations

Gross profit for the three months ended March 31, 2024 was $0 compared to $0 for the prior year period. The Company’s cost of goods sold for the three months ended March 31, 2024 were $0 and $0 for the prior year period.

Discontinued Operation

Gross profit amounts of zero are due to the deconsolidation of our discontinued operation, WCI. At March 31, 2023, gross profit for our discontinued operation was $914,534. WCI gross profit was included in our consolidated financials in the prior reporting period. Cost of goods sold of $1,260,602 at March 31, 2023 were related to WCI.

Selling, general and administrative expenses

Continuing Operations

Our selling, general and administrative expenses for the three months ended March 31, 2024 was $271,263 compared to $171,441 for the prior year period, an increase of $99,821. We experienced a $51,983 increase in professional audit, tax, and accounting expenses, a $7,000 increase in legal fees, a $26,066 increase in officer salary, and a $6,250 increase in board fees, a $3,035 increase in employee salary, and a $7,500 increase in payroll taxes, offset by a ($1,723) decrease in shareholder services expenses, and a ($345) decrease in patent right costs, resulting in an increase in other selling, general and administrative expenses of 58.22%, for the three months ended March 31, 2024 as compared to the prior year period.

Discontinued Operation

At March 31, 2023 selling, general and administrative expenses for our discontinued operation, WCI, was $670,479. WCI selling, general and administrative expenses were included in our consolidated financials in the prior reporting period.

Other income and expense

Continuing Operations

Other income and expense, net, totaled $78,586 for the three months ended March 31, 2024 compared to $3,863 for the prior year period, an increase of $74,722 or 1,934%. The increase is due to a $40,440 increase in interest income, a $31,487 increase in unrealized gain on investment, and a ($2,796) decrease for the three months ended March 31, 2024.

Discontinued Operation

At March 31, 2023 other income and expense, net for our discontinued operation, WCI, was ($4,045). WCI other income and expense, net was included in our consolidated financials in the prior reporting period.

Net results

The net result for the three months ended March 31, 2024 was a net loss attributable to Mentor of ($208,006) or ($0.008) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($49,412) or ($0.002) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Continuing Operations

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2024 we had cash and cash equivalents of $2,228,354 and working capital of $3,806,240.

Operating cash inflows in the three months ended March 31, 2024 was ($203,245), including ($208,006) of net income, increased by non-cash depreciation and amortization of $269, gain on investments of ($31,487), a decrease in operating assets of ($26,794), and a decrease in operating liabilities of $67,524, and non-cash amortization of discount on investment in account receivable of ($4,751) ,

Cash inflows from investing activities in the three months ended March 31, 2024 were $300 interest related to the collection on investment receivable.

Net cash outflows for the three months ended March 31, 2024 were ($202,945) consisting of cash inflows in the three months ended March 31, 2024 was ($203,245) less $300 interest related to the collection on investment receivable.

We will seek to raise additional funds through financing, additional collaborative relationships, or other arrangements to increase revenues to support positive cash flow.

In addition, on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s court-approved Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions, which were formerly priced on a calendar month schedule, would subsequently be initiated and be priced on a random date to be scheduled after the prior 1% redemption is completed to prevent potential third party manipulation of share prices at month-end. The periodic partial redemptions may continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise temporarily paused, suspended, or truncated by the Company.

For the three months ended March 31, 2024, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2023. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 8, and 16 to this Quarterly Report and Notes 1, 8, 9, and 18 to Company’s Annual Report for the period ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024. The $2,539,597 judgment and interest receivable of $186,686 for the three months ended March 31, 2024 is fully reserved pending the outcome of the Company’s collection process.

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

We or our shareholder may be unable to exercise effective remedies against BF Borgers if we or our shareholders are proximately harmed.

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order (the “Order”) whereby the Company’s then auditor, BF Borgers CPA PC (“BF Borgers”) was banned from appearing or practicing before the Commission as an accountant. On May 3, 2024, the Commission issued a Staff Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC (“Staff Statement”) which stated that BF Borgers is no longer permitted to appear or practice before the Securities and Exchange Commission. As a result of the Order and the Staff Statement, Form 10-K and Form 10-Q filings filed on or after May 3, 2024 may not present financial information that has been reviewed by BF Borgers. Annual and quarterly periods presented in the Company’s annual and quarterly reports must be reviewed by the Company’s new independent registered public accountant who is qualified, PCAOB-registered, and permitted to appear or practice before the Securities and Exchange Commission. In light of the Order, the Audit Committee dismissed BF Borgers as our independent registered public accounting firm on May 8, 2024. It is unlikely that BF Borgers will survive or that adequate BF Borgers assets will be available to satisfy any claims against it. As a result, we or our shareholders may be unable to exercise effective remedies or collect judgments against BF Borgers.

We may incur material expenses or delays in financings or SEC filings due to the dismissal of BF Borgers and our stock price and access to the capital markets may be affected.

As a public company, we are required to file annual and quarterly financial statements with the Securities and Exchange Commission which are audited or reviewed, as applicable, by independent registered public accountant who are PCAOB-registered, and permitted to appear and practice before the Securities and Exchange Commission. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission will depend on having financial statements re-audited and re-reviewed by independent registered public accountants who are PCAOB-registered and permitted to appear and practice before the Securities and Exchange Commission. In addition, we may experience delays in working with potential acquisition targets or lenders until our financial statements are re-audited and reviewed by a new auditor. As a result, we may encounter delays, additional audit expenses, and other material costs due to our inability to rely on our previously reviewed and audited financial statements due to the dismissal of BF Borgers. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence and public perception of the Company. All of these factors could materially and adversely affect our business, the market price of our common stock, and our ability to access the capital markets.

Variable financial conditions can be challenging.

During the years ended December 31, 2023 and 2022, we experienced cash flows challenges prior to the October 4, 2023 sale of our discontinued operation. Securing additional sources of financing to enable us to increase investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing, or to continue to generate capital from the sale of operating businesses and assets, or to generate positive cash flow from operations could prevent us from continuing to seek out and invest in larger new companies.

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

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for five years after the date these financial statements are issued. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making substantial expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Management voluntarily transitioned to a fully reporting company and spends considerable time meeting the associated reporting obligations.

Management operated Mentor Capital, Inc. as a non-reporting public company for over 27 years and approximately 9 years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to the Securities and Exchange Act, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other securities rules and regulations. If we were listed on an Exchange, we would be subject to the rules of the Exchange on which we were listed. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden on management. This distraction can divert management from its operation of the business to the detriment of core operations.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of March 31, 2024, the Company had 24,686,105 outstanding shares of its Common Stock trading at approximately $0.054 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2024 or in fiscal 2023.

Our business model is to partner with or acquire other companies.

We aim to find energy businesses whose products, managers, technology, or other factors we like and acquire or invest in those businesses. While we are open to investing in a diverse portfolio of entities across the energy sector, there is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with the partners we identify. There is also no certainty that we will be able to consummate future transactions on favorable terms, or any new transaction at all. To date, several of our acquisitions/investments have not turned out well for us.

We may have to work harder to introduce rigor in our transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations, we may have to work harder to maintain good business practices. Entities and persons operating in private industry may be unaccustomed to entering into detailed written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we had engaged may not pay particular attention to the obligations with which they have agreed in written contracts. We have experienced or may experience differences in this manner with several different entities with whom we do business, including several entities that failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

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

If we are unable to protect our property, our competitive position would be adversely affected.

We and our partners and subsidiaries intend to rely on contracts and agreements with to protect our property rights. If we, or our affiliates and partners, fail to protect property rights, our business, financial condition, and results of operations would suffer. In the future, we may be forced to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of Mr. Billingsley could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we substantially rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals who we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees and the services of outside professionals as needed, we may be unable to execute our business plan.

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 14.23% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 31, 2024, Mr. Billingsley owned approximately 7.51% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 14.23 % of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 47,274 Series D warrants, exercisable at $0.02 per share. Additionally, Robert Meyer, David Carlile, and Lori Stansfield, directors of the Company, hold an aggregate of 631,455 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services is characterized by rapidly changing laws, political climate, technologies, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to work with companies that develop and enhance products and services offered in the energy and dispute resolution industries. There can be no assurance that our partners and subsidiaries will be able to develop and execute products and services or enhance initial products in a timely manner to apply and satisfy customer needs, achieve market acceptance or address changes in our target markets. Failure to apply and develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified accounting, technical, marketing, and sales personnel, we may experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

We could face product liability risks and may not have adequate insurance.

Our partners’ and affiliates’ products may be used for sensitive purposes. We may become the subject of litigation alleging that our partners’ and affiliates’ products were pollutive, ineffective, or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to, but do not now, carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

There is a limited market for our Common Stock.

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting OTCBQ companies like ours receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

●	sales, sales cycle, and market acceptance or rejection of energy products;
●	our ability to engage with partners who are successful in selling products;
●	economic conditions within the markets;
●	the timing of announcements by us or our competitors of significant contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
●	domestic and international economic, business, and political conditions;
●	justified or unjustified adverse publicity; and
●	proper or improper third-party short sales or other manipulation of our stock.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the outbreak of war in Ukraine, the Israel-Hamas war, product and labor shortages, increased risk to oil and energy markets, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, or our partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory backlash even if our actions are entirely legal and beneficial to the American society as a whole. Also, we may have difficulties in securing additional financing.

Shareholders, Directors, Partners, Professionals, and Employees May Disagree with Management’s Plan and Direction for the Company.

In any organization, some individuals will have differing views on the best approach that the Company should follow to optimize results. These differences can sometimes even evolve into personal conflicts that are a distraction to management. With over four decades of senior management experience current leadership has rarely but occasionally encountered these sorts of diverging opinions as to how the Company should proceed. Disagreements of this nature have recently been addressed but may again continue or reappear in the future and randomly over time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Mentor Capital, Inc.

Date: June 14, 2024	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: June 14, 2024	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-45-