Form 10-Q
period 2024-06-30
Mentor Capital, Inc.
filed 2024-08-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At August 12, 2024, there were 23,284,559 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the war in Ukraine, and the Israel-Hamas war on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments or current involvement in oil, gas, coal, or uranium-related industry or other industries, we may be subject to heightened scrutiny, and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,881,108	$2,431,299
Investments in securities, fair value	670,000	647,363
Accounts receivable, net	-	1,800
Accrued interest receivable	45,000	15,000
Note Receivable	1,000,000	1,000,000
Prepaid expenses and other current assets	12,362	6,508

Total current assets	3,608,470	4,101,970

Property and equipment
Property and equipment	48,239	48,239
Accumulated depreciation and amortization	(47,186)	(46,648)

Property and equipment, net	1,053	1,591

Other assets
Investment in account receivable, net of discount and current portion	-	238,849
Long term investments	104,431	104,431
Total other assets	104,431	343,280

Total assets	$3,713,954	$4,446,841

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	June 30,	December 31,
	2024	2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$97	$3,152
Accrued expenses	49,834	91,460
Total current liabilities	49,931	94,612

Long-term liabilities
Accrued salary, retirement, and incentive fee related party	456,714	436,512
Total long-term liabilities	456,714	436,512
Total liabilities	506,645	531,124

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; and 11 series Q preferred shares issued and outstanding at June 30, 2024 and December 31, 2023.*	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; and 23,284,559 and 24,686,105 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	2,328	2,469
Additional paid in capital	12,022,470	12,101,055
Accumulated deficit	(8,817,489)	(8,187,807)
Non-controlling interest	-	-
Total shareholders’ equity	3,207,309	3,915,717

Total liabilities and shareholders’ equity	$3,713,954	$4,446,841

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Service fees	$-	$(291)	$-	$(291)

Total revenue	-	(291)	-	(291)

Cost of sales	-	-	-	-

Gross profit	-	(291)	-	(291)

Selling, general and administrative expenses	212,027	118,496	483,290	289,937

Operating income (loss)	(212,027)	(118,787)	(483,290)	(290,228)

Other income and (expense)
Loss on investments	(250,208)	(224)	(250,208)	(224)
Interest income	49,409	10,174	96,509	16,834
Unrealized gain (loss) on investments	(8,850)	-	22,637	-
Interest expense	-	(6,254)	-	(9,051)
Gain on asset disposal	-	-	-	-
Other income (expense)	-	1,291	-	1,291

Total other income and (expense)	(209,649)	4,987	(131,062)	8,850

Income (loss) before provision for income taxes	(421,676)	(113,800)	(614,352)	(281,378)

Provision for income taxes	-	-	(15,329)	(8,160)

Net income (loss) – from continued operations	(421,676)	(113,800)	(629,681)	(289,538)
Net Income (loss) from discontinued operations before tax	-	(37,972)	-	202,039
Provision for income taxes on discontinued operations	-	-	-	-
Net income (loss) - from discontinued operations	-	(37,972)	-	202,039

Net income (loss)	(421,676)	(151,772)	(629,681)	(87,499)

Gain (loss) attributable to non-controlling interest	-	(22,526)	-	91,159

Net income (loss) attributable to Mentor	$(421,676)	$(129,246)	$(629,681)	$(178,658)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.017)	$(0.006)	$(0.026)	$(0.008)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	24,335,719	22,941,357	24,485,884	22,941,357

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balance at March 31, 2024	11	$-	24,686,105	$2,469	$12,101,055	$(8,395,813)	$3,707,711	$-	$3,707,711

Treasury stock buy-backs	-	-	(1,401,546)	(141)	(78,585)	-	(78,726)	-	(78,726)

Net income (loss)	-	-	-	-	-	(421,676)	(421,676)	-	(421,676)

Balances at June 30, 2024	11	$-	23,284,559	$2,328	$12,022,470	$(8,817,489)	$3,207,309	$-	$3,207,309

Balances at March 31, 2023	11	$-	22,941,357	$2,294	$13,085,993	$(11,394,877)	$1,693,410	$96,962	$1,790,372

Treasury stock buy-backs	-	-	-	-	(613)	-	(613)	-	(613)
Net income (loss)	-	-	-	-	-	(129,246)	(129,246)	(22,526)	(151,772)

Balances at June 30, 2023	11	$-	22,941,357	$2,294	$13,085,380	$(11,524,123)	$1,563,551	$74,436	$1,637,987

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balance at December 31, 2023	11	-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717	$-	$3,915,717

Treasury stock buy-backs	-	-	(1,401,546)	(141)	(78,585)	-	(78,726)	-	(78,726)

Net income (loss)	-	-	-	-	-	(629,681)	(629,681)	-	(629,681)

Balances at June 30, 2024	11	$-	23,284,559	$2,328	$12,022,470	$(8,817,489)	$3,207,309	$-	$3,207,309

Balances at December 31, 2022	11	$-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Treasury stock buy-backs	-	-	-	-	(613)	-	(613)	-	(613)
Net income (loss)	-	-	-	-	-	(178,658)	(178,658)	91,159	(87,499)

Balances at June 30, 2023	11	$-	22,941,357	$2,294	$13,085,380	$(11,524,123)	$1,563,551	$74,436	$1,637,987

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(629,681)	$(87,499)
Less net income from discontinued operations	-	(202,039)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	538	665
Amortization of discount on investment in account receivable	(9,559)	(16,607)
(Gain) loss on investment in securities at fair value	(22,637)	224
Loss on long-term investments	250,208	-
Decrease (increase) in operating assets
Accounts receivable - trade	-	(2,800)
Accrued interest receivable	(30,000)	-
Prepaid expenses and other current assets	(5,855)	(3,002)
Increase (decrease) in operating liabilities
Accounts payable	(3,055)	(4,159)
Accrued expenses	(41,626)	19,654
Accrued salary, retirement, and benefits - related party	20,202	12,633

Net cash provided by (used by) operating activities	(471,465)	(282,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	-	(14,899)
Distributions from Waste Consolidators, Inc.	-	41,764
Purchases of property and equipment	-	(2,291)
Proceeds from investment in receivable	-	117,600

Net cash (used by) investing activities - continuing operations	-	142,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid in capital adjustment - stock repurchase	(141)	-
Payments on repurchase of stock	(78,585)	(613)

Net cash provided by (used by) financing activities - continuing operations	(78,726)	(613)

Net change in cash - continuing operations	(550,191)	(141,369)

Operating cash flow - discontinued operations	-	437,865
Investing activities - discontinued operations	-	(78,062)
Financing activities - discontinued operations	-	(171,595)
Net change in cash	(550,191)	46,839

Cash beginning of period - continued operations	2,431,299	283,431
Cash beginning of period - discontinued operations	-	506,499
Beginning cash	2,431,299	789,930

Cash - end of period - continued operations	1,881,108	142,062
Cash - end of period - discontinued operations	-	694,707
Ending cash	$1,881,108	$836,769

SUPPLEMENTARY INFORMATION:
Cash paid for interest – all operations	-	6,775
Less cash paid for interest – discontinued operations	-	(5,612)
Cash paid for interest – continued operations	$-	$1,163

Cash paid for income taxes – all operations	13,089	9,864
Less cash paid for income taxes – discontinued operations	-	(5,784)
Cash paid for income taxes – continued operations	$13,089	$4,080

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Right of use assets acquired through finance lease liability - all operations	-	425,924
Less right of use assets acquired through finance lease liability - discontinued operations	-	(425,924)
Right of use assets acquired through finance lease liability	$-	$-

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

MCIP held intellectual property and licensing rights related to one United States and one Canadian patent associated with vape pens. On October 24, 2023, MCIP divested its intellectual property and licensing rights related to the United States and Canadian patents. Maintenance fees and secretary of state fees were expensed when paid, and no capitalized assets related to MCIP are recognized on the consolidated financial statements at June 30, 2024 and December 31, 2023 because the divestment activity had been limited to secretary of state and registered agent fees.

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

Note 1 - Nature of operations (continued)

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. The last recovery payment was received on October 11, 2022. The $2,539,597 judgment and interest receivable of $247,002 for the three and six months ended June 30, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 8 and 16.

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

On November 22, 2017 and October 31, 2018, the Company purchased convertible notes in principal face value of $50,000 and $25,000, respectively, from NeuCourt, Inc. (“NeuCourt”) that each bore interest at 5% per annum. On November 7, 2019, October 28, 2020, and January 4, 2022, the Company received 25,000, 52,000, and 27,630 warrants covering an aggregate of 105,130 shares of NeuCourt common stock exercisable at $0.02 per share in exchange for the Company’s agreement to extend the maturity dates of the convertible notes. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At June 30, 2024, the SAFE Purchase Amount is $93,756. See Note 7.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at June 30, 2024.

The Company held an interest in a facilities operations company, Waste Consolidators Inc. (“WCI”) until October 2023. The Company purchased a 50% interest in WCI in 2003 and increased its ownership stake by 1% in 2014. On October 4, 2023, the Company sold the entirety of its ownership interest in WCI for $6,000,000. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. As a result of this sale, our facilities operations segment was eliminated, and its results of operations, assets, and liabilities were excluded from our continuing operations. Therefore, WCI is presented as a discontinued operation in our consolidated financial statements for the prior periods of December 31, 2023 and June 30, 2023. See Note 3.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($8,817,489) as of June 30, 2024. The Company has recently received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue.

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

Impact Related to Endemic Factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic situation, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, potential banking crises, the war in Ukraine, the Israel-Hamas war, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022, due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930 and at June 11, 2024 the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means. See Note 4.

The risk of inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2024.

We anticipate that current cash and associated resources without new inflows would be sufficient for us to execute our business plan for four years after the date these financial statements are issued. The ultimate impact of the war in Ukraine, the Israel-Hamas war, potential cyber-attacks, inflation, interest rate increases, tax increases, and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

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

There were no accounting pronouncements issued during the three and six months ended June 30, 2024 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2024 and December 31, 2023.

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2024 and December 31, 2023, the Company had no allowance for doubtful accounts on normal course receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net and to report changes in the fair value of equity investments as unrealized investment gains (losses), net.

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

Investments in debt securities

At June 30, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At June 30, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756. See Note 7.

Investment in account receivable, net of discount

The Company’s investments in accounts receivable is stated at face value, net of unamortized purchase discount. The discount is amortized to interest income over the term of the exchange agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Due to a reduction in expected collections, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022 and the terms of the investment were modified, resulting in an additional loss of $41,930.

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in early 2024, 2025, and 2026. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Note 4.

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

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC for $6,000,000, which significantly exceeded the prior combined carrying value and goodwill of WCI, with proceeds initially recorded as $5,000,000 cash and a $1,000,000 one-year note receivable. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill was reported in the Company’s condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. See Note 3.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

The discontinued operation that we sold on October 4, 2023, worked with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. Our discontinued operation performed monthly services pursuant to agreements with customers. Customer monthly service fees were based on our discontinued operation’s assessment of the amount and frequency of monthly services requested by a customer. Our discontinued operation may have also provided additional services, such as apartment cleanout services, large item removals, or similar services, on an as-needed basis at an agreed-upon rate as requested by customers. All services were invoiced and recognized as revenue in the month the agreed-on services were performed. Our discontinued operation was deconsolidated and presented as a “discontinued operation” at December 31, 2023 and at December 31, 2022 in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024. Our discontinued operation is deconsolidated and presented as a “discontinued operation” at June 30, 2023 and December 31, 2023 in this Form 10-Q.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 4,250,000 and 4,250,000 as of June 30, 2024 and December 31, 2023, respectively. There were no potentially dilutive shares outstanding at June 30, 2024 and December 31, 2023.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and six months ended June 30, 2024 and 2023 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Discontinued operation

In 2003, the Company purchased a 50% interest in Waste Consolidators, Inc., a facilities operation company that comprised our facilities operation segment (“WCI”) and increased its ownership stake in WCI by 1% in 2014. Since January 1, 2014, our controlling interest investment in WCI included a facilities operations segment, which provides waste management and disposal services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. On October 4, 2023, the Company sold the entirety of its interest in WCI by entering into a Stock Purchase Agreement whereby the Company as a shareholder of WCI sold all of its outstanding shares of stock to Ally Waste Services, LLC for $6,000,000.

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

Goodwill

Effective October 4, 2023, on the date of the $6,000,000 sale of WCI, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation and reported in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0 at December 31, 2023.

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

Segment Reporting

Due to the sale of our entire ownership interest in WCI on October 4, 2023, our facilities operation segment was eliminated. Following our sale of WCI, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, we determined that the results from operations and assets and liabilities associated with our facilities operation segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45, “Discontinued Operations.” As a result, we classified the results from operations of our facilities accessories segment separately in captions titled “discontinued operations” on our consolidated income statements for the current and prior year period at June 30, 2023. Because we divested our discontinued operation on October 4, 2023, there were no discontinued operations to report at June 30, 2024. Prior to the sale, on June 30, 2023, our facilities operations segment was as follows:

Discontinued Operation
Three months ended June 30, 2023
Net revenue	$2,105,961
Operating income (loss)	(17,525)
Interest income	-
Interest expense	21,583
Property additions	36,298
Depreciation and amortization	16,298

Six months ended June 30, 2023
Net revenue	$4,281,096
Operating income (loss)	226,529
Interest income	-
Interest expense	37,746
Property additions	36,298
Depreciation and amortization	30,506
Total assets	3,551,566

Note 3 – Discontinued operation (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and six months ended June 30, 2023, as presented in the unaudited condensed consolidated income statements:

Three Months Ended June 30, 2023
Operating loss	$(17,525)
Employee Retention Credits	6,921
Gain (loss) on investments	-
Interest income	-
Interest expense	(21,583)
Gain (loss) on asset disposal	-
Other income	-
Income before income taxes	$(32,187)

Six Months Ended June 30, 2023
Operating loss	$226,529
Employee Retention Credits	6,921
Gain (loss) on investments	-
Interest income	-
Interest expense	(37,746)
Gain (loss) on asset disposal	-
Other income	12,119
Income before income taxes	$207,823

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2020. In 2021, the Company reevaluated estimated collections and recorded an investment gain of $22,718. Subsequently, on February 15, 2022, the terms of the investment were planned to be modified, resulting in an additional loss of ($41,930). The loss of ($41,930) and gain of $22,718 were reflected in other income on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively.

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in early 2024, 2025, and 2026. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments.

Note 4 – Investment in account receivable (continued)

The investment in account receivable consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Face value*	$287,200	$285,400
Impairment	(250,208)	-
Total	36,992	285,400
Unamortized discount	(36,992)	(46,551)
Net balance	-	238,849
Current portion	-	-
Long term portion	$-	$238,849

*	Coincident with the impairment, accounts receivable of $2,300 was reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments at the six months ended June 30, 2024.

On June 11, 2024, our investment in account receivable was impaired by $250,208. The $250,208 impairment consisted of the Company’s estimate of the reduction of $287,200 purchased receivable offset by a ($36,992) purchased receivable discount. The Company intends to continue to vigorously pursuing the payment of the annual installments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means.

For the three months ended June 30, 2024 and 2023, $4,808 and $10,042 of discount amortization is included in interest income, respectively. For the six months ended June 30, 2024 and 2023, $9,559 and $16,607 of discount amortization is included in interest income, respectively.

Note 5 – Note receivable

On October 4, 2023, in connection with the sale of the Company’s ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in an initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $45,000 and $15,000 at June 30, 2024 and December 31, 2023, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has continued to receive assurances from Ally that the purchased business is performing well, and the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other selling shareholder of WCI that collection is uncertain, the Company will impair the note receivable at such time. At June 30, 2024 and December 31, 2023, our note receivable consisted of the following:

	June 30, 2024	December 31, 2023
October 4, 2023 Ally Waste Services, LLC subordinated promissory note receivable, including accrued interest of $45,000 and $15,000, at June 30, 2024 and December 31, 2023, respectively. The note bore interest at 6% per annum. No payments are required under the note until the maturity date, October 4, 2024. Ally has the option to pay the note plus any accrued interest at any time prior to its maturity without penalty. Any prepayment shall be applied first to accrued but unpaid interest and then to the outstanding principal.	$1,045,000	$1,015,000

Total note receivable, including interest	$1,045,000	$1,015,000

Note 6 - Property and equipment

Property and equipment are comprised of the following:

	June 30, 2024	December 31, 2023
Computers	$33,626	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	48,239	48,239
Accumulated depreciation and amortization	(47,186)	(46,648)
Property and equipment of discontinued operations	-	-
Accumulated depreciation of discontinued operations	-	-

Net Property and equipment	$1,053	$1,591

Depreciation and amortization expense were $269 and $427 for the three months ended June 30, 2024 and 2023, and $538 and $665 for the six months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization expense for our discontinued operation was $11,362 for the three months ended June 30, 2023 and $20,634 for the six months ended June 30, 2023. Our discontinued operation was sold for $6,000,000 on October 4, 2023 and on the date of sale our discontinued operation was deconsolidated from the Company’s financials and our discontinued operation is presented separately for prior reporting periods. See Note 3.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At June 30, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756.

Note 8 – Finance leases receivable

Mentor Partner I, LLC

Net finance leases receivable from G Farma remain fully impaired at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, Partner I recognized no finance lease revenue. See Note 16.

Net finance leases receivable, non-performing, consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Partner II, LLC

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. At June 30, 2024 and December 31, 2023, Partner II recognized no finance lease revenue.

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

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets		Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)	(Level 3)
	Investment in Securities			Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2022	$-	$-	$	$675	$93,756
Total gains or losses
Included in earnings (or changes in net assets)	(2,484)	-		-	-
Purchases, issuances, sales, and settlements
Purchases	649,847	-		-	10,000
Issuances	-	-		-	-
Sales	-	-		-	-
Settlements	-	-		-	-
Balance at December 31, 2023	$647,363	-		675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	22,637	-		-	-
Purchases, issuances, sales, and settlements
Purchases	-	-		-	-
Issuances	-	-		-	-
Sales	-	-		-	-
Settlements	-	-		-	-
Balance at June 30, 2024	$670,000	$-	$	$675	$103,756

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

Exercise prices in effect from January 1, 2015 through September 30, 2023 for Series D warrants were $1.60 per share plus a $0.10 per warrant redemption fee, if applicable. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus the $0.10 per warrant redemption fee, if applicable, and the exercise price in effect at June 30, 2024 for the Series D warrants is $0.02 per share plus a $0.10 per warrant redemption fee, if applicable.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of June 30, 2024, and December 31, 2023, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of June 30, 2024, and December 31, 2023, the weighted average contractual life for all Mentor warrants was 14.0 years and 14.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the six months ended June 30, 2024, there were no Series D warrants exercised, and no warrants were issued. The intrinsic value of outstanding warrants at June 30, 2024 and December 31, 2023 was $165,750 and $180,200, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2022	6,250,000
Issued	-
Exercised	2,000,000

Outstanding at December 31, 2023	4,250,000
Issued	-
Exercised	-
Outstanding at June 30, 2024	4,250,000

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

Series H $7.00 exercise price
Outstanding at December 31, 2022	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2023	413,512
Issued	-
Exercised	-
Outstanding at June 30, 2024	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the six months ended June 30, 2024, and 2023 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2024 and December 31, 2023.

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

On October 14, 2023, the Board of Directors of the Company approved an additional stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock at a total repurchase amount not to exceed $200,000. During the period January 1, 2024 through June 30, 2024 1,401,546 shares have been repurchased and retired. During the period January 1, 2024 through June 30, 2024, Mentor repurchased 1,401,546 shares of Common Stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2024	0	N/A	0	3,000,000	(1)	$200,000	(2)
April 1 through June 30, 2024	1,401,546	$0.053	1,401,546	1,598,454		$121,416
TOTAL	1,401,546	$0.053	1,401,546	1,598,454		$121,416

(1)	Under the Board-approved repurchase plan, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s common stock. At June 30, 2024, a total of 1,598,454 of the Company’s common shares may be repurchased under the plan.

(2)	Under the Board-approved repurchase plan, the Company is authorized to spend up to $200,000 on the repurchase of the Company’s common stock. At June 30, 2024, a total of $121,416 may be spent on the repurchase of the Company’s common stock under the plan.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at June 30, 2024 and December 31, 2023 was $20,843 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.072 and $ 0.105, respectively.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	June 30, 2024	December 31, 2023
Accrued salaries and benefits	$42,055	$30,517
Accrued retirement and other benefits	676,312	667,648
Offset by shareholder advance	(261,653)	(261,653)
	$456,714	$436,512

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the six months ended June 30, 2024 and 2023, there were no incentive fee expenses.

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

Note 15 – Related party transactions (continued)

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

Note 16 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the various G Farma agreements in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at June 30, 2024 and December 31, 2023.

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

In August, September, and October 2022, the G Farma Settlors failed to make monthly payments, and failed to cure each default within 10 days’ notice from Company pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. The Company and Partner I sought entry of a stipulated judgment against the G Farma Settlors for (1) $494,450, the remaining amount of the $500,000 settlement amount which has not yet been paid by the G Farma Settlors plus $2,000,000 and all accrued unpaid interest, (2) the Company’s incurred costs, and (3) attorneys’ fees paid by the Company to obtain the judgment. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of Mentor and Partner I in the amount of $2,539,597, which is comprised of $2,494,450 in principal (calculated as the aggregate settlement amount, less payments made by the G Farma Settlors, plus the default addition) plus accrued and unpaid interest of $40,219, costs of $1,643, and attorneys’ fees of $3,285 incurred by Mentor and Mentor Partner I in connection with obtaining the judgment. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full.

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the year ended June 30, 2024 and December 31, 2023. The $2,539,597 judgment and interest receivable of $247,002 for the three and six months ended June 30, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 1 and 8 to this Quarterly Report and Notes 1, 8, 9, and 18 to Company’s Annual Report for the period ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024 for a discussion of the reserve against the finance lease receivable.

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

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended June 30, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(442)	(211,585)	(212,027)
Interest and dividend income	5,981	-	43,428	49,409
Interest expense	-	-	-	-
Property additions	-	-	-	-
Depreciation and amortization	-	-	269	269

Three months ended June 30, 2023
Net revenue	$-	$-	$(291)	$(291)
Operating income (loss)	-	(238)	(118,549)	(118,787)
Interest and dividend income	-	-	10,174	10,174
Interest expense	-	-	6,254	6,254
Property additions	-	-	2,291	2,291
Depreciation and amortization	-	-	427	427

Six months ended June 30, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(630)	(482,660)	(483,290)
Interest and dividend income	11,555	-	84,954	96,509
Interest expense	-	-	-	-
Property additions	-	-	-	-
Depreciation and amortization	-	-	538	538
Total assets	670,000	2,104	3,041,850	3,713,954

Six months ended June 30, 2023
Net revenue	$-	$-	$(291)	$(291)
Operating income (loss)	-	(943)	(289,285)	(290,228)
Interest and dividend income	-	-	16,834	16,834
Interest expense	-	-	9,051	9,051
Property additions	-	-	2,291	2,291
Depreciation and amortization	-	-	665	665
Total assets	-	632	1,486,070	1,486,702

Note 17 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and six months ended June 30, 2024 and 2023, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (loss)	$(212,027)	$(118,787)	$(483,290)	(290,228)
Gain (loss) on investments	(259,058)	(224)	(227,571)	(224)
Interest income	49,409	10,174	96,509	16,834
Interest expense	-	(6,254)	-	(9,051)
Other income	-	1,291	-	1,291

Income before income taxes	$(421,676)	$(113,800)	$(614,352)	(281,378)

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

Note 18 – Subsequent events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 and 2023 and our Annual Report for the year ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

We sold the entirety of our majority ownership interest in Waste Consolidators, Inc. (“WCI”) on October 4, 2023 for $6,000,000, resulting in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the Company’s continuing operations on June 30, 2024, and for all prior periods of comparison and are presented as a discontinued operation in this report.

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

In the public arena, the Company continues its diverse investment activities. These have included the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, facilities operations investment, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company has signaled a substantial return to its energy roots, starting with a tracking investment in five New York Stock Exchange energy companies in the oil and gas, coal, and uranium markets and cooperatively acquiring operating companies in these classic energy markets.

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

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and - Canadian patent. The Company received no payment for its divestment. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at June 30, 2024 and December 31, 2023.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At June 30, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at June 30, 2024.

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

On July 11, 2023, the Court entered judgment against the G Farma Settlers in favor of the Company and Mentor Partner I, LLC in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The judgment and interest receivable of $247,002 at June 30, 2024 is fully reserved pending the outcome of the Company’s collection process. Payments from G Farma and G Farma guarantors will be recognized in Other Income as they are received. The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively.

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

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, in addition to a $5,000,000 cash payment, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $45,000 and $15,000 at June 30, 2024 and December 31, 2023, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has continued to receive assurances from Ally that the purchased business is performing well, and the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other WCI selling shareholder that collection is uncertain, the Company will impair the note receivable at such time.

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

Liquidity and Capital Resources

The Company’s future success depends upon its ability to make a return on its investments, generate positive cash flow, and obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately four years of operating resources on hand and can raise additional funds as may be needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Segregation of Discontinued Operations

On October 4, 2023, the Company sold its majority ownership interest in WCI for $6,000,000, resulting in the elimination of the Company’s facilities operations segment at the time of such sale. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Accordingly, the results of operations for this segment are not applicable to the Company’s continuing operations at June 30, 2024 and the results of operations related to our facilities operations segment are excluded from the three and six months ended June 30, 2023, the prior period of comparison, and such financial results are presented as a discontinued operation. See Note 3 to the consolidated financial statements.

Three Months Ended June 30, 2024, compared to Three Months Ended June 30, 2023

Revenues

Continuing Operations

Pending the application of sale proceeds to operating energy businesses, revenue for the three months ended June 30, 2024 was $0 compared to ($291) for the three months ended June 30, 2023 (“the prior year period”).

Discontinued Operation

The lack of revenue is due to the deconsolidation of our discontinued operation, WCI, which the Company sold for $6,000,000 on October 4, 2023. At the three months ended June 30, 2023, our discontinued operation had $2,105,961 in quarterly revenue, which was reported in our consolidated financials in the prior reporting period.

Gross profit

Continuing Operations

Gross profit for the three months ended June 30, 2024 was $0 compared to ($291) for the prior year period. The Company’s cost of goods sold for the three months ended June 30, 2024 were $0 and $0 for the prior year period.

Discontinued Operation

Gross profit amounts of zero are due to the deconsolidation of our discontinued operation, WCI. At the three months ended June 30, 2023, gross profit for our discontinued operation was $691,840. WCI gross profit was included in our consolidated financials in the prior reporting period. Cost of goods sold of $1,414,121 at the three months ended June 30, 2023 were related to WCI.

Selling, general and administrative expenses

Continuing Operations

Our selling, general and administrative expenses for the three months ended June 30, 2024 was $212,027 compared to $118,496 for the prior year period, an increase of $93,531. We experienced a $21,413 increase in professional audit, tax, and accounting expenses, a $11,939 increase in legal fees, a $28,153 increase in officer salary, a $3,619 increase in officer accrued benefits, a $847 increase in employee salary, a $840 increase in employee accrued benefits, a $2,288 increase in payroll taxes, and a $25,500 increase in board fees, offset by a ($1,177) decrease in miscellaneous and other expenses, resulting in an increase in other selling, general and administrative expenses of 78.93%, for the three months ended June 30, 2024 as compared to the prior year period.

Discontinued Operation

At the three months ended June 30, 2023 selling, general and administrative expenses for our discontinued operation, WCI, was $709,365. WCI selling, general and administrative expenses were included in our consolidated financials in the prior reporting period.

Other income and expense

Continuing Operations

Other income and expense, net, totaled ($209,649) for the three months ended June 30, 2024 compared to $4,987 for the prior year period, an increase of $214,636. The increase is due to our $250,208 impairment of investment in account receivable resulting in a ($249,984) loss on investments compared to the prior period, plus a ($8,850) decrease in unrealized gain on investment offset by a $39,235 increase in interest income for the three months ended June 30, 2024.

Discontinued Operation

At the three months ended June 30, 2023 other income and expense, net for our discontinued operation, WCI, was ($14,664). WCI other income and expense, net was included in our consolidated financials in the prior reporting period.

Net results

The net result for the three months ended June 30, 2024 was a net loss attributable to Mentor of ($421,676) or ($0.017) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($129,246) or ($0.006) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have significant potential to become positive for operating revenue.

Six Months Ended June 30, 2024, compared to Six Months Ended June 30, 2023

Revenues

Continuing Operations

Pending the application of sale proceeds to operating energy businesses, revenue for the six months ended June 30, 2024 was $0 compared to ($291) for the three months ended June 30, 2023 (“the prior year period”).

Discontinued Operation

The lack of revenue is due to the deconsolidation of our discontinued operation, WCI, which the Company sold for $6,000,000 on October 4, 2023. At the six months ended June 30, 2023, our discontinued operation had $4,281,096 in revenue year to date, which was reported in our consolidated financials in the prior reporting period.

Gross profit

Continuing Operations

Gross profit for the six months ended June 30, 2024 was $0 compared to ($291) for the prior year period. The Company’s cost of goods sold for the six months ended June 30, 2024 were $0 and $0 for the prior year period.

Discontinued Operation

Gross profit amounts of zero are due to the deconsolidation of our discontinued operation, WCI. At the six months ended June 30, 2023, gross profit for our discontinued operation was $1,606,373. WCI gross profit was included in our consolidated financials in the prior reporting period. Cost of goods sold of $2,674,723 at the six months ended June 30, 2023 were related to WCI.

Selling, general and administrative expenses

Continuing Operations

Our selling, general and administrative expenses for the six months ended June 30, 2024 was $483,290 compared to $289,937 for the prior year period, an increase of $193,353. We experienced a $75,195 increase in professional audit, tax, and accounting expenses, a $18,939 increase in legal fees, a $54,219 increase in officer salary, a $9,248 increase in officer accrued benefits, a $3,882 increase in employee salary, a $9,788 increase in payroll taxes, a $31,750 increase in board fees, and a $1,595 increase in general expenses offset by a ($7,498) decrease in employee accrued benefits, and a ($1,466) decrease in shareholder services expenses, a ($1,096) decrease in travel related expenses, and a ($1,203) decrease in miscellaneous and other expenses, resulting in an increase in other selling, general and administrative expenses of 66.69%, for the six months ended June 30, 2024 as compared to the prior year period.

Discontinued Operation

At the six months ended June 30, 2023 selling, general and administrative expenses for our discontinued operation, WCI, was $1,379,844. WCI selling, general and administrative expenses were included in our consolidated financials in the prior reporting period.

Other income and expense

Continuing Operations

Other income and expense, net, totaled ($131,062) for the six months ended June 30, 2024 compared to $8,850 for the prior year period, an increase of $139,912 or 1,580.93%. The increase is due to our $250,208 impairment of investment in account receivable resulting in a ($249,984) loss on investments net, offset by a $22,637 increase in unrealized gain on investment, and a $79,675 increase in interest income for the three months ended June 30, 2024.

Discontinued Operation

At the six months ended June 30, 2023 other income and expense, net for our discontinued operation, WCI, was ($18,707). WCI other income and expense, net was included in our consolidated financials in the prior reporting period.

Net results

The net result for the six months ended June 30, 2024 was a net loss attributable to Mentor of ($629,681) or ($0.017) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($178,658) or ($0.008) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Continuing Operations

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At June 30, 2024 we had cash and cash equivalents of $1,881,108 and working capital of $3,558,539.

Operating cash inflows in the six months ended June 30, 2024 was ($471,465), including ($629,681) of net income (loss), increased by non-cash depreciation and amortization of $538, gain (loss) on investments at fair value of ($22,637), a decrease in operating assets of ($35,854), a decrease in operating liabilities of ($24,479), non-cash amortization of discount on investment in account receivable of ($9,559), and a $250,208 loss on long-term investments.

Net cash outflows for the six months ended June 30, 2024 were ($550,191) consisting of cash outflows in the six months ended June 30, 2024 of ($471,465) plus ($141) paid in capital for Company common stock repurchases and ($78,585) in payments on repurchases of the Company’s common stock.

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

For the three and six months ended June 30, 2024, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2023. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 8, and 16 to this Quarterly Report and Notes 1, 8, 9, and 18 to Company’s Annual Report for the period ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024. The $2,539,597 judgment and interest receivable of $247,002 for the six months ended June 30, 2024 is fully reserved pending the outcome of the Company’s collection process.

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

Our auditor has changed.

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order (the “Order”) whereby the Company’s then auditor, BF Borgers CPA PC (“BF Borgers”) was banned from appearing or practicing before the Commission as an accountant. On May 3, 2024, the Commission issued a Staff Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC (“Staff Statement”) which stated that BF Borgers is no longer permitted to appear or practice before the Securities and Exchange Commission. As a result of the Order and the Staff Statement, Form 10-K and Form 10-Q filings filed on or after May 3, 2024 may not present financial information that has been reviewed by BF Borgers. Annual and quarterly periods presented in the Company’s annual and quarterly reports must be reviewed by the Company’s new independent registered public accountant who is qualified, PCAOB-registered, and permitted to appear or practice before the Securities and Exchange Commission. In light of the Order, the Audit Committee dismissed BF Borgers as our independent registered public accounting firm on May 8, 2024. On May 15, 2024, the Company’s audit committee and Board of Directors unanimously approved the engagement of Spicer Jeffries LLP as the Company’s independent registered public accountant, effective immediately.

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

Prior to the profitable October 4, 2023 sale of our discontinued operation we experienced cash flows challenges. Securing additional sources of financing to enable us to increase investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing, or to continue to generate capital from the sale of operating businesses and assets, or to generate positive cash flow from operations could prevent us from continuing to seek out and invest in larger new companies.

Mentor will continue to attempt to raise capital resources from both related and unrelated parties. Management’s plans include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth. Management anticipates funding new activities by raising additional capital through the sale of equity securities and debt.

A failure to obtain future financing could prevent us from executing our business plan.

We anticipate that current cash resources and opportunities without new inflows would be sufficient for us to execute our business plan for four years after the date these financial statements are issued. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making substantial expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional future financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

As of June 30, 2024, the Company had 23,284,559 outstanding shares of its Common Stock trading at approximately $0.059 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the second quarter of 2024 or in fiscal 2023.

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

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 12.98% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of June 30, 2024, Mr. Billingsley owned approximately 7.51% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 12.98% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 47,274 Series D warrants, exercisable at $0.02 per share. Additionally, Robert Meyer and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and must act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the war in Ukraine, the Israel-Hamas war, product and labor shortages, increased risk to oil and energy markets, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic situation, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory backlash even if our actions are entirely legal and beneficial to the American society as a whole. Also, we may have difficulties in securing additional financing.

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

Mentor Capital, Inc.

Date: August 12, 2024	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 12, 2024	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-45-