Form 10-Q
period 2024-09-30
Mentor Capital, Inc.
filed 2024-11-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 12, 2024, there were 21,830,393 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,682,845	$2,431,299
Investments in securities, fair value	627,438	647,363
Accounts receivable, net	-	1,800
Accrued interest receivable	60,000	15,000
Note Receivable	1,000,000	1,000,000
Prepaid expenses and other current assets	12,289	6,508

Total current assets	3,382,572	4,101,970

Property and equipment
Property and equipment	48,239	48,239
Accumulated depreciation and amortization	(47,455)	(46,648)

Property and equipment, net	784	1,591

Other assets
Investment in account receivable, net of discount and current portion	-	238,849
Long term investments	104,431	104,431
Total other assets	104,431	343,280

Total assets	$3,487,787	$4,446,841

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	September 30,	December 31,
	2024	2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,483	$3,152
Accrued expenses	59,474	91,460
Total current liabilities	65,957	94,612

Long-term liabilities
Accrued salary, retirement, and incentive fee related party	466,646	436,512
Total long-term liabilities	466,646	436,512
Total liabilities	532,603	531,124

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; and 11 series Q preferred shares issued and outstanding at September 30, 2024 and December 31, 2023.*	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; and 21,830,393 and 24,686,105 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	2,183	2,469
Additional paid in capital	11,927,705	12,101,055
Accumulated deficit	(8,974,704)	(8,187,807)
Non-controlling interest	-	-
Total shareholders’ equity	2,955,184	3,915,717

Total liabilities and shareholders’ equity	$3,487,787	$4,446,841

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Service fees	$-	$-	$-	$(291)

Total revenue	-	-	-	(291)

Cost of sales	-	-	-	-

Gross profit	-	-	-	(291)

Selling, general and administrative expenses	154,279	145,054	637,571	434,991

Operating income (loss)	(154,279)	(145,054)	(637,571)	(435,282)

Other income and (expense)
Loss on investments	-	939	(250,208)	715
Interest income	39,627	10,729	136,136	27,563
Unrealized gain (loss) on investments	(42,563)	-	(19,925)	-
Interest expense	-	(4,529)	-	(13,580)
Other income (expense)	-	1	-	1,291

Total other income and (expense)	(2,936)	7,140	(133,997)	15,989

Income (loss) before provision for income taxes	(157,215)	(137,914)	(771,568)	(419,293)

Provision for income taxes	-	-	(15,329)	(8,160)

Net income (loss) – from continued operations	(157,215)	(137,914)	(786,897)	(427,453)
Net Income (loss) from discontinued operations before tax	-	(71,678)	-	136,145
Provision for income taxes on discontinued operations	-	-	-	(5,783)
Net income (loss) - from discontinued operations	-	(71,678)	-	130,362

Net income (loss)	(157,215)	(209,592)	(786,897)	(297,091)

Gain (loss) attributable to non-controlling interest	-	(36,429)	-	54,730

Net income (loss) attributable to Mentor	$(157,215)	$(173,163)	$(786,897)	$(351,821)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.007)	$(0.008)	$(0.033)	$(0.015)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	22,921,018	22,749,918	23,980,070	22,864,781

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balances at June 30, 2024	11	$-	23,284,559	$2,328	$12,022,470	$(8,817,489)	$3,207,309	$-	$3,207,309

Treasury stock buy-backs	-	-	(1,454,166)	(145)	(94,765)	-	(94,910)	-	(94,910)

Net income (loss)	-	-	-	-	-	(157,215)	(157,215)	-	(157,215)

Balances at September 30, 2024	11	$-	21,830,393	$2,183	$11,927,705	$(8,974,704)	$2,955,184	$-	$2,955,184

Balances at June 30, 2023	11	$-	22,941,357	$2,294	$13,085,380	$(11,524,123)	$1,563,551	$74,436	$1,637,987

Treasury stock buy-backs	-	-	(255,252)	(25)	(7,246)	-	(7,271)	-	(7,271)
Net income (loss)	-	-	-	-	-	(173,163)	(173,163)	(36,429)	(209,592)

Balances at September 30, 2023	11	$-	22,686,105	$2,269	$13,078,134	$(11,697,286)	$1,383,117	$38,007	$1,421,124

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balance at December 31, 2023	11	-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717	$-	$3,915,717

Treasury stock buy-backs	-	-	(2,855,712)	(286)	(173,350)	-	(173,636)	-	(173,636)

Net income (loss)	-	-	-	-	-	(786,897)	(786,897)	-	(786,897)

Balances at September 30, 2024	11	$-	21,830,393	$2,183	$11,927,705	$(8,974,704)	$2,955,184	$-	$2,955,184

Balances at December 31, 2022	11	$-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Treasury stock buy-backs	-	-	(255,252)	(25)	(7,859)	-	(7,884)	-	(7,884)
Net income (loss)	-	-	-	-	-	(351,821)	(351,821)	54,730	(297,091)

Balances at September 30, 2023	11	$-	22,686,105	$2,269	$13,078,134	$(11,697,286)	$1,383,117	$38,007	$1,421,124

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(786,897)	$(297,091)
Less net income from discontinued operations	-	(130,362)
Adjustments to reconcile net (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	807	1,092
Amortization of discount on investment in account receivable	(9,559)	(27,091)
(Gain) loss on investment in securities at fair value	19,925	(715)
Loss on long-term investments	250,208	-
Decrease (increase) in operating assets
Accounts receivable - trade	-	(900)
Accrued interest receivable	(45,000)	-
Prepaid expenses and other current assets	(5,781)	(2,629)
Increase (decrease) in operating liabilities
Accounts payable	3,331	5,568
Accrued expenses	(31,986)	25,715
Accrued salary, retirement, and benefits - related party	30,134	19,205

Net cash provided by (used by) operating activities	(574,818)	(407,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	-	(14,899)
Distributions from Waste Consolidators, Inc.	-	54,809
Purchases of property and equipment	-	(2,291)
Proceeds from investment in receivable	-	117,900

Net cash (used by) investing activities - continuing operations	-	155,519

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	50,545
Proceeds from Waste Consolidators, Inc. note payable		63,121
Paid in capital adjustment - stock repurchase	(286)	-
Payments on repurchase of stock	(173,350)	(7,884)

Net cash provided by (used by) financing activities - continuing operations	(173,636)	105,782

Net change in cash - continuing operations	(748,454)	(145,907)

Operating cash flow - discontinued operations	-	365,506
Investing activities - discontinued operations	-	(137,870)
Financing activities - discontinued operations	-	(400,929)
Net change in cash	(748,454)	(319,200)

Cash beginning of period - continued operations	2,431,299	283,431
Cash beginning of period - discontinued operations	-	506,499
Beginning cash	2,431,299	789,930

Cash - end of period - continued operations	1,682,845	137,524
Cash - end of period - discontinued operations	-	333,207
Ending cash	$1,682,845	$470,731

SUPPLEMENTARY INFORMATION:
Cash paid for interest – all operations	-	(32,425)
Less cash paid for interest – discontinued operations	-	(16,412)
Cash paid for interest – continued operations	$-	$(48,837)

Cash paid for income taxes – all operations	14,289	11,224
Less cash paid for income taxes – discontinued operations	-	(5,784)
Cash paid for income taxes – continued operations	$14,289	$5,440

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Right of use assets acquired through finance lease liability - all operations	-	934,905
Less right of use assets acquired through finance lease liability - discontinued operations	-	(934,905)
Right of use assets acquired through finance lease liability	$-	$-

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

MCIP held intellectual property and licensing rights related to one United States and one Canadian patent associated with vape pens. On October 24, 2023, MCIP divested its intellectual property and licensing rights related to the United States and Canadian patents. Maintenance fees and secretary of state fees were expensed when paid, and no capitalized assets related to MCIP are recognized on the consolidated financial statements at September 30, 2024 and December 31, 2023 because the divestment activity had been limited to secretary of state and registered agent fees.

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

Note 1 - Nature of operations (continued)

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. The last recovery payment was received on October 11, 2022. The $2,539,597 judgment and interest receivable of $311,014 for the nine months ended September 30, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 8 and 16.

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

On November 22, 2017 and October 31, 2018, the Company purchased convertible notes in principal face value of $50,000 and $25,000, respectively, from NeuCourt, Inc. (“NeuCourt”) that each bore interest at 5% per annum. On November 7, 2019, October 28, 2020, and January 4, 2022, the Company received 25,000, 52,000, and 27,630 warrants covering an aggregate of 105,130 shares of NeuCourt common stock exercisable at $0.02 per share in exchange for the Company’s agreement to extend the maturity dates of the convertible notes. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At September 30, 2024, the SAFE Purchase Amount is $93,756. See Note 7.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at September 30, 2024.

The Company held an interest in a facilities operations company, Waste Consolidators Inc. (“WCI”) until October 2023. The Company purchased a 50% interest in WCI in 2003 and increased its ownership stake by 1% in 2014. On October 4, 2023, the Company sold the entirety of its ownership interest in WCI for $6,000,000. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. As a result of this sale, our facilities operations segment was eliminated, and its results of operations, assets, and liabilities were excluded from our continuing operations. Therefore, WCI is presented as a discontinued operation in our consolidated financial statements for the prior periods of December 31, 2023 and September 30, 2023. See Note 3.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($8,974,704) as of September 30, 2024. The Company has recently received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue.

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

Impact Related to Endemic Factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic, political, and military situations, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, potential banking crises, the war in Ukraine, the Israel-Hamas war, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022, due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930 and at June 11, 2024 the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means. See Note 4.

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

There were no accounting pronouncements issued during the three and nine months ended September 30, 2024 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2024 and December 31, 2023.

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2024 and December 31, 2023, the Company had no allowance for doubtful accounts on normal course receivables.

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

Investments in debt securities

At September 30, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At September 30, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756. See Note 7.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in early 2024, 2025, and 2026. The 2024 annual installment payment has not been received. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Note 4.

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

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC for $6,000,000, which significantly exceeded the prior combined carrying value and goodwill of WCI, with proceeds initially recorded as $5,000,000 cash and a $1,000,000 one-year note receivable. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill was reported in the Company’s condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. See Note 3.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

The discontinued operation that we sold on October 4, 2023, worked with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. Our discontinued operation performed monthly services pursuant to agreements with customers. Customer monthly service fees were based on our discontinued operation’s assessment of the amount and frequency of monthly services requested by a customer. Our discontinued operation may have also provided additional services, such as apartment cleanout services, large item removals, or similar services, on an as-needed basis at an agreed-upon rate as requested by customers. All services were invoiced and recognized as revenue in the month the agreed-on services were performed. Our discontinued operation was deconsolidated and presented as a “discontinued operation” at December 31, 2023 and at December 31, 2022 in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024. Our discontinued operation is deconsolidated and presented as a “discontinued operation” at September 30, 2023 and December 31, 2023 in this Form 10-Q.

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 4,250,000 and 4,250,000 as of September 30, 2024 and December 31, 2023, respectively. There were no potentially dilutive shares outstanding at September 30, 2024 and December 31, 2023.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and nine months ended September 30, 2024 and 2023 and is not included in calculating the diluted weighted average number of shares outstanding.

Note 3 – Discontinued operation

In 2003, the Company purchased a 50% interest in Waste Consolidators, Inc., a facilities operation company that comprised our facilities operation segment (“WCI”) and increased its ownership stake in WCI by 1% in 2014. Since January 1, 2014, our controlling interest investment in WCI included a facilities operations segment, which provided waste management and disposal services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. On October 4, 2023, the Company sold the entirety of its interest in WCI by entering into a Stock Purchase Agreement whereby the Company as a shareholder of WCI sold all of its outstanding shares of stock to Ally Waste Services, LLC for $6,000,000.

In connection with the sale, the Company received net, after WCI debt payoff, $5,000,000 in cash and a one-year unsecured, subordinated, promissory note in the initial principal face amount of $1,000,000. The note accrues interest at 6% per annum. For further disclosures related to the promissory note receivable, see Note 5.

At December 31, 2023, the Company recognized a $4,805,389 gain on our sale of WCI. See Note 3 in the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for further discussion regarding the Company’s former interest in WCI.

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

Segment Reporting

Due to the sale of our entire ownership interest in WCI on October 4, 2023, our facilities operation segment was eliminated. Following our sale of WCI, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, we determined that the results from operations and assets and liabilities associated with our facilities operation segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45, “Discontinued Operations.” As a result, we classified the results from operations of our facilities accessories segment separately in captions titled “discontinued operations” on our consolidated income statements for the current and prior year period at September 30, 2023. Because we divested our discontinued operation on October 4, 2023, there were no discontinued operations to report at September 30, 2024. Prior to the sale, on September 30, 2023, our facilities operations segment was as follows:

Discontinued Operation
Three months ended September 30, 2023
Net revenue	$2,151,811
Operating income (loss)	(47,675)
Interest income	1
Interest expense	25,023
Property additions	46,763
Depreciation and amortization	18,754

Nine months ended September 30, 2023
Net revenue	$6,432,907
Operating income (loss)	178,854
Interest income	1
Interest expense	62,770
Property additions	83,062
Depreciation and amortization	49,260
Total assets	3,357,852

Note 3 – Discontinued operation (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and nine months ended September 30, 2023, as presented in the unaudited condensed consolidated income statements:

Three Months Ended September 30, 2023
Operating loss	$(47,675)
Employee retention tax credit (WCI)	-
Interest income	1
Interest expense	(25,023)
Gain (loss) on asset disposal	-
Other income	1,019
Loss before income taxes	$(71,678)

Nine months Ended September 30, 2023
Operating loss	$178,854
Employee retention tax credit (WCI)	6,921
Interest income	1
Interest expense	(62,770)
Gain (loss) on asset disposal	-
Other income	13,139
Income before income taxes	$136,145

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

The Company valued the transaction based on the market value of Company common shares exchanged in the transaction, resulting in a 17.87% discount from the face value of the account receivable. The discount is being amortized monthly to interest over the 11-year term of the agreement. In the fourth quarter of 2020, we were notified that due to the effect of COVID-19 on the estimated receivable, we may not receive the 2020 installment payment or the full 2021 installment payment. Based on management’s collection estimates, we recorded an investment loss of ($139,148) on the investment in account receivable at December 31, 2020. In 2021, the Company re-evaluated estimated collections and recorded an investment gain of $22,718. Subsequently, on February 15, 2022, the terms of the investment were planned to be modified, resulting in an additional loss of ($41,930). The loss of ($41,930) and gain of $22,718 were reflected in other income on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively.

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments are due in early 2024, 2025, and 2026. The 2024 annual installment payment has not been received. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments.

Note 4 – Investment in account receivable (continued)

The investment in account receivable consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Face value*	$287,200	$285,400
Impairment	(250,208)	-
Total	36,992	285,400
Unamortized discount	(36,992)	(46,551)
Net balance	-	238,849
Current portion	-	-
Long term portion	$-	$238,849

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 was reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments at the nine months ended September 30, 2024.

On June 11, 2024, our investment in account receivable was impaired by $250,208. The $250,208 impairment consisted of the Company’s estimate of the reduction of $287,200 purchased receivable offset by a ($36,992) purchased receivable discount. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the annual payments and associated amounts owed by available legal means.

For the three months ended September 30, 2024 and 2023, $0 and $10,484 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2024 and 2023, $9,559 and $27,091 of discount amortization is included in interest income, respectively.

Note 5 – Note receivable

On October 4, 2023, in connection with the sale of the Company’s ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in an initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $60,000 and $15,000 at September 30, 2024 and December 31, 2023, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has continued to receive assurances from Ally that the purchased business is performing well, and the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other selling shareholder of WCI that collection is uncertain, the Company will impair the note receivable at such time. At September 30, 2024 and December 31, 2023, our note receivable consisted of the following:

	September 30, 2024	December 31, 2023
October 4, 2023 Ally Waste Services, LLC subordinated promissory note receivable, including accrued interest of $60,000 and $15,000, at September 30, 2024 and December 31, 2023, respectively. The note bore interest at 6% per annum. No payments are required under the note until the maturity date, October 4, 2024. Ally has the option to pay the note plus any accrued interest at any time prior to its maturity without penalty. Any prepayment shall be applied first to accrued but unpaid interest and then to the outstanding principal.	$1,060,000	$1,015,000

Total note receivable, including interest	$1,060,000	$1,015,000

Subsequent to quarter end, on October 4, 2024, the Company received full payment of the promissory note plus interest from Ally Waste Services, LLC. See Note 18.

Note 6 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2024	December 31, 2023
Computers	$33,626	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	48,239	48,239
Accumulated depreciation and amortization	(47,455)	(46,648)
Property and equipment of discontinued operations	-	-
Accumulated depreciation of discontinued operations	-	-

Net Property and equipment	$784	$1,591

Depreciation and amortization expense were $269 and $427 for the three months ended September 30, 2024 and 2023, and $807 and $1,092 for the nine months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization expense for our discontinued operation was $18,754 for the three months ended September 30, 2023 and $49,260 for the nine months ended September 30, 2023. Our discontinued operation was sold for $6,000,000 on October 4, 2023 and on the date of sale our discontinued operation was deconsolidated from the Company’s financials and our discontinued operation is presented separately for prior reporting periods. See Note 3.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At September 30, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756.

Note 8 – Finance leases receivable

Mentor Partner I, LLC

Net finance leases receivable from G Farma remain fully impaired at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, Partner I recognized no finance lease revenue. See Note 16.

Net finance leases receivable, non-performing, consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Partner II, LLC

Partner II entered into a Master Equipment Lease Agreement with Pueblo West, dated February 11, 2018, amended November 28, 2018 and March 12, 2019. Partner II acquired and delivered manufacturing equipment as selected by Pueblo West under sales-type finance leases. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. At September 30, 2024 and December 31, 2023, Partner II recognized no finance lease revenue.

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

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities		Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2022	$-	$-	$675	$93,756
Total gains or losses
Included in earnings (or changes in net assets)	(2,484)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	649,847	-	-	10,000
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Balance at December 31, 2023	$647,363	-	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	(19,925)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Balance at September 30, 2024	$627,438	$-	$675	$103,756

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

Exercise prices in effect from January 1, 2015 through September 30, 2023 for Series D warrants were $1.60 per share plus a $0.10 per warrant redemption fee, if applicable. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus the $0.10 per warrant redemption fee, if applicable, and the exercise price in effect at September 30, 2024 for the Series D warrants is $0.02 per share plus a $0.10 per warrant redemption fee, if applicable.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of September 30, 2024, and December 31, 2023, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of September 30, 2024, and December 31, 2023, the weighted average contractual life for all Mentor warrants was 13.75 years and 14.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.62 and $0.64 per share, respectively.

During the nine months ended September 30, 2024, there were no Series D warrants exercised, and no warrants were issued. The intrinsic value of outstanding warrants at September 30, 2024 and December 31, 2023 was $153,000 and $180,200, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2022	6,250,000
Issued	-
Exercised	2,000,000

Outstanding at December 31, 2023	4,250,000
Issued	-
Exercised	-
Outstanding at September 30, 2024	4,250,000

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

Series H $7.00 exercise price
Outstanding at December 31, 2022	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2023	413,512
Issued	-
Exercised	-
Outstanding at September 30, 2024	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the nine months ended September 30, 2024, and 2023 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2024 and December 31, 2023.

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

On October 14, 2023, the Board of Directors of the Company approved an additional stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock (approximately 12% of the Company’s common shares outstanding at that time) at a total repurchase amount not to exceed $200,000. During the period January 1, 2024 through September 30, 2024 a total of 2,855,712 shares have been repurchased and effectively retired, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2024	0	N/A	0	3,000,000	(1)	$200,000	(2)
April 1 through June 30, 2024	1,401,546	$0.053	1,401,546	1,598,454		$121,416
July 1 through September 30, 2024	1,454,166	$0.063	1,454,166	144,288		$26,650
TOTAL	2,855,712	$0.058	2,855,712	144,288	(1)	$26,650	(2)

(1)	Under the Board-approved repurchase plan, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s common stock. At September 30, 2024, a total of 144,288 of the Company’s common shares may be repurchased under the plan.
(2)	Under the Board-approved repurchase plan, the Company is authorized to spend up to $200,000 on the repurchase of the Company’s common stock. At September 30, 2024, a total of $26,650 may be spent on the repurchase of the Company’s common stock under the plan.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at September 30, 2024 and December 31, 2023 was $20,843 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.116 and $ 0.105, respectively.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	September 30, 2024	December 31, 2023
Accrued salaries and benefits	$47,655	$30,517
Accrued retirement and other benefits	680,644	667,648
Offset by shareholder advance	(261,653)	(261,653)
	$466,646	$436,512

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the nine months ended September 30, 2024 and 2023, there were no incentive fee expenses.

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

On August 2, 2023, Mentor called a $1,080,000 note receivable from WCI, a related party at such time, plus accrued interest of $3,591. On September 6, 2023, WCI satisfied the note and accrued interest in full. WCI’s payment consisted of $66,712 cash and a $1,016,879 credit from the Company in exchange for the other WCI shareholder’s surrender of rights to exercise 2,259,732 Series D warrants of the Company. The Company recorded the $1,016,879 warrant credit as a reduction to additional paid in capital in accordance with ASC 480 “Distinguishing Liabilities from Equity Overall.” WCI recorded the $1,016,879 credit as a capital contribution because it was derived from the surrender of the WCI non-controlling stockholder’s rights to exercise the Company’s 2,259,732 warrants.

Note 15 – Related party transactions (continued)

The note was payable on demand, and the other WCI stockholder was permitted to utilize any of his remaining Mentor warrants as currency to partially repay the loan at a negotiated rate of $0.45 per warrant upon the surrender of such remaining unexercised warrants. The note accrued interest at 0.42% per annum with annual interest only payments due. The note was issued September 13, 2011, as payment for past amounts owed of $380,000 and included prepaid amounts of $700,000 for administrative fees payable to the Company under that certain May 31, 2005 Liquidity Agreement between the Company and WCI. The WCI note receivable and interest on the Company’s financials and the Mentor note payable and interest on WCI’s financials were eliminated in our September 30, 2023 consolidation.

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

Note 16 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the various G Farma agreements in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at September 30, 2024 and December 31, 2023.

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

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the periods ended September 30, 2024 and December 31, 2023. The $2,539,597 judgment and interest receivable of $311,014 for the nine months ended September 30, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 1 and 8 to this Quarterly Report and Notes 1, 8, 9, and 18 to Company’s Annual Report for the period ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024 for a discussion of the reserve against the finance lease receivable.

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

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended September 30, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(180)	(154,099)	(154,279)
Interest and dividend income	4,458	-	35,169	39,627
Interest expense	-	-	-	-
Property additions	-	-	-	-
Depreciation and amortization	-	-	269	269

Three months ended September 30, 2023
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(181)	(144,873)	(145,054)
Interest and dividend income	-	-	10,729	10,729
Interest expense	-	-	4,529	4,529
Property additions	-	-	-	-
Depreciation and amortization	-	-	427	427

Nine months ended September 30, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(810)	(636,761)	(637,571)
Interest and dividend income	16,013	-	120,123	136,136
Interest expense	-	-	-	-
Property additions	-	-	-	-
Depreciation and amortization	-	-	807	807
Total assets	627,438	1,924	2,858,425	3,487,787

Nine months ended September 30, 2023
Net revenue	$-	$-	$(291)	$(291)
Operating income (loss)	-	(1,124)	(434,158)	(435,282)
Interest and dividend income	-	-	27,563	27,563
Interest expense	-	-	13,580	13,580
Property additions	-	-	2,291	2,291
Depreciation and amortization	-	-	1,092	1,092
Total assets	-	652	1,811,270	1,811,922

Note 17 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and nine months ended September 30, 2024 and 2023, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)	$(154,279)	$(145,054)	$(637,571)	(435,282)
Unrealized gain (loss) on investments	(42,563)	939	(270,133)	715
Interest income	39,627	10,729	136,136	27,563
Interest expense	-	(4,529)	-	(13,580)
Other income	-	1	-	1,291

Income before income taxes	$(157,215)	$(137,914)	$(771,568)	(419,293)

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

Note 18 – Subsequent events

Subsequent to quarter end, on October 4, 2024, the Company received full payment of the one-year promissory note from Ally Waste Services, LLC. The payment consisted of the payment of the $1,000,000 initial principal face amount of the note plus accrued interest of $60,000. On October 22, 2024 approximately 50% of the final payment proceeds, excluding interest, were invested in an oil and gas pipeline company and the remaining 50% is reserved for further energy company acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 and 2023 and our Annual Report for the year ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

We sold the entirety of our majority ownership interest in Waste Consolidators, Inc. (“WCI”) on October 4, 2023 for $6,000,000, resulting in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the Company’s continuing operations on September 30, 2024, and for all prior periods of comparison and are presented as a discontinued operation in this report.

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

Acquisitions and investments

Discontinued Operation – Facilities Operations Segment

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our facilities operations segment, that provides waste management and disposal services, including waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. WCI is now reported as a discontinued operation. WCI had been a long-standing investment, but it no longer aligns with the Company’s central business focus in the energy sector. The $6,000,000 proceeds from the sale of our WCI shares provided the Company with seed capital to seek out new business opportunities in the classic energy space.

Electrum Partners, LLC (Electrum)

Electrum Partners, LLC (“Electrum”) is a Nevada based consulting, investment, and management company. On November 18, 2022 Mentor received $459,990 from Electrum in consolidated settlement of one equity purchase, one recovery purchase, and two secured capital agreements.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and - Canadian patent. The Company received no payment for its divestment. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at September 30, 2024 and December 31, 2023.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At September 30, 2024 and December 31, 2023, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at September 30, 2024.

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

On July 11, 2023, the Court entered judgment against the G Farma Settlers in favor of the Company and Mentor Partner I, LLC in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The judgment and interest receivable of $311,014 at September 30, 2024 is fully reserved pending the outcome of the Company’s collection process. Payments from G Farma and G Farma guarantors will be recognized in Other Income as they are received. The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively.

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

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, in addition to a $5,000,000 cash payment, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The note is recorded at the principal face amount of $1,000,000 plus accrued interest of $60,000 and $15,000 at September 30, 2024 and December 31, 2023, respectively. The note is unsecured, subordinated, and junior in right of payment of the indebtedness of borrowed money and obligations of Ally owed to senior lenders. Subject to the terms of agreements with senior lenders, the note principal plus accrued interest is payable on October 4, 2024. Ally’s failure to pay the principal and accrued interest on October 4, 2024, among other enumerated events of default, will result in the interest rate retroactively increasing to 12% per annum. The note may be set off against any indemnification obligations owed by the Company to Ally, which indemnification obligations are secondary to indemnification obligations owed by the other WCI selling shareholder to Ally. The Company has continued to receive assurances from Ally that the purchased business is performing well, and the note will be paid, so management has not impaired the note receivable. If management is given any indication from Ally or the other WCI selling shareholder that collection is uncertain, the Company will impair the note receivable at such time.

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

Results of Operations

Segregation of Discontinued Operations

On October 4, 2023, the Company sold its majority ownership interest in WCI for $6,000,000, resulting in the elimination of the Company’s facilities operations segment at the time of such sale. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Accordingly, the results of operations for this segment are not applicable to the Company’s continuing operations at September 30, 2024 and the results of operations related to our facilities operations segment are excluded from the three and nine months ended September 30, 2023, the prior period of comparison, and such financial results are presented as a discontinued operation. See Note 3 to the consolidated financial statements.

Three Months Ended September 30, 2024, compared to Three Months Ended September 30, 2023

Revenues

Continuing Operations

Pending the application of sale proceeds to operating energy businesses, revenue for the three months ended September 30, 2024 was $0 compared to $0 for the three months ended September 30, 2023 (“the prior year period”).

Discontinued Operation

The lack of revenue is due to the deconsolidation of our discontinued operation, WCI, which the Company sold for $6,000,000 on October 4, 2023. At the three months ended September 30, 2023, our discontinued operation had $2,151,811 in quarterly revenue, which was reported in our consolidated financials in the prior reporting period.

Gross profit

Continuing Operations

Gross profit for the three months ended September 30, 2024 was $0 compared to $0 for the prior year period. The Company’s cost of goods sold for the three months ended September 30, 2024 were $0 and $0 for the prior year period.

Discontinued Operation

Gross profit amounts of zero are due to the deconsolidation of our discontinued operation, WCI. At the three months ended September 30, 2023, gross profit for our discontinued operation was $675,134. WCI gross profit was included in our consolidated financials in the prior reporting period. Cost of goods sold of $1,476,677 at the three months ended September 30, 2023 were related to WCI.

Selling, general and administrative expenses

Continuing Operations

Our selling, general and administrative expenses for the three months ended September 30, 2024 was $154,279 compared to $145,054 for the prior year period, an increase of $9,225. We experienced a $26,800 increase in officer salary, a $4,009 increase in officer accrued benefits, a $3,462 increase in employee salary, a $2,315 increase in payroll taxes, and a $2,750 increase in board fees, offset by a ($21,148) decrease in legal fees, a ($7,802) decrease in professional audit, tax, and accounting expenses, a ($810) decrease in net administrative expenses, a ($138) decrease in insurance expense, and a ($158) decrease in depreciation, resulting in an increase in other selling, general and administrative expenses of 6.36%, for the three months ended September 30, 2024 as compared to the prior year period.

Discontinued Operation

At the three months ended September 30, 2023 selling, general and administrative expenses for our discontinued operation, WCI, was $722,809. WCI selling, general and administrative expenses were included in our consolidated financials in the prior reporting period.

Other income and expense

Continuing Operations

Other income and expense, net, totaled ($2,936) for the three months ended September 30, 2024 compared to $7,140 for the prior year period, a decrease of ($10,076). The decrease is due to a ($42,563) unrealized gain (loss) on investments resulting in a ($43,501) unrealized loss on investments compared to the prior period, offset by a $4,529 decrease in interest expense plus a $28,898 increase in interest income for the three months ended September 30, 2024.

Discontinued Operation

At the three months ended September 30, 2023 other income and expense, net for our discontinued operation, WCI, was ($24,004). WCI other income and expense, net was included in our consolidated financials in the prior reporting period.

Net results

The net result for the three months ended September 30, 2024 was a net loss attributable to Mentor of ($157,215) or ($0.007) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($173,163) or ($0.008) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have significant potential to become positive for operating revenue.

Nine Months Ended September 30, 2024, compared to Nine Months Ended September 30, 2023

Revenues

Continuing Operations

Pending the application of sale proceeds to operating energy businesses, revenue for the nine months ended September 30, 2024 was $0 compared to ($291) for the nine months ended September 30, 2023 (“the prior year period”).

Discontinued Operation

The lack of revenue is due to the deconsolidation of our discontinued operation, WCI, which the Company sold for $6,000,000 on October 4, 2023. At the nine months ended September 30, 2023, our discontinued operation had $ $6,432,907 in revenue year to date, which was reported in our consolidated financials in the prior reporting period.

Gross profit

Continuing Operations

Gross profit for the nine months ended September 30, 2024 was $0 compared to ($291) for the prior year period. The Company’s cost of goods sold for the nine months ended September 30, 2024 were $0 and $0 for the prior year period.

Discontinued Operation

Gross profit amounts of zero are due to the deconsolidation of our discontinued operation, WCI. At the nine months ended September 30, 2023, gross profit for our discontinued operation was $2,281,507. WCI gross profit was included in our consolidated financials in the prior reporting period. Cost of goods sold of $4,151,400 at the nine months ended September 30, 2023 were related to WCI.

Selling, general and administrative expenses

Continuing Operations

Our selling, general and administrative expenses for the nine months ended September 30, 2024 was $637,571 compared to $434,991 for the prior year period, an increase of $202,580. We experienced a $67,393 increase in professional audit, tax, and accounting expenses, a $81,019 increase in officer salary, a $13,258 increase in officer accrued benefits, a $7,343 increase in employee salary, a $12,103 increase in payroll taxes, and a $34,500 increase in board fees, offset by a ($1,438) decrease in net administrative expenses, a ($2,209) decrease in legal fees, a ($1,096) decrease in travel related expenses, and ($8,307) decrease in employee accrued benefits, resulting in an increase in other selling, general and administrative expenses of 46.57%, for the nine months ended September 30, 2024 as compared to the prior year period.

Discontinued Operation

At the nine months ended September 30, 2023 selling, general and administrative expenses for our discontinued operation, WCI, was $2,102,653. WCI selling, general and administrative expenses were included in our consolidated financials in the prior reporting period.

Other income and expense

Continuing Operations

Other income and expense, net, totaled ($133,997) for the nine months ended September 30, 2024 compared to $15,989 for the prior year period, an increase of ($149,986). The increase is due to our June 11, 2024 $250,208 impairment of investment in account receivable resulting in a ($250,208) loss on investments net, plus a ($20,640) decrease in unrealized gain on investment, offset by a $13,580 decrease in interest expense plus a $108,572 increase in interest income for the nine months ended September 30, 2024.

Discontinued Operation

At the nine months ended September 30, 2023 other income and expense, net for our discontinued operation, WCI, was ($42,709). WCI other income and expense, net was included in our consolidated financials in the prior reporting period.

Net results

The net result for the nine months ended September 30, 2024 was a net loss attributable to Mentor of ($786,897) or ($0.033) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($351,821) or ($0.015) per Mentor common share. Management will continue to make an effort to lower operating expenses and increase revenue and gross margin. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Continuing Operations

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2024 we had cash and cash equivalents of $1,682,845 and working capital of $3,316,615.

Operating cash inflows in the nine months ended September 30, 2024 was ($574,818), including ($786,897) of net income (loss), increased by non-cash depreciation and amortization of $807, gain (loss) on investments at fair value of ($19,925), a decrease in operating assets of ($50,781), a decrease in operating liabilities of $1,479, non-cash amortization of discount on investment in account receivable of ($9,559), and a $250,208 loss on long-term investments.

Net change in cash for the nine months ended September 30, 2024 were ($748,454) consisting of cash outflows from operations in the nine months ended September 30, 2024 of ($574,818) plus cash outflows from financing activities including ($286) paid in capital for Company common stock repurchases and ($173,350) in payments on repurchases of the Company’s common stock.

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

For the three and nine months ended September 30, 2024, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2023. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 8, and 16 to this Quarterly Report and Notes 1, 8, 9, and 18 to Company’s Annual Report for the period ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024. The $2,539,597 judgment and interest receivable of $311,014 for the nine months ended September 30, 2024 is fully reserved pending the outcome of the Company’s collection process.

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

Management operated Mentor Capital, Inc. as a non-reporting public company for over 28 years and approximately 9 years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to the Securities and Exchange Act, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other securities rules and regulations. If we were listed on an Exchange, we would be subject to the rules of the Exchange on which we were listed. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden on management. This distraction can divert management from its operation of the business to the detriment of core operations.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of September 30, 2024, the Company had 21,830,393 outstanding shares of its Common Stock trading at approximately $0.056 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions during 2024 or 2023.

Our business model is to partner with or acquire other companies.

We aim to find energy businesses whose products, managers, technology, or other factors that we like and then acquire or invest in those businesses. While we are open to investing in a diverse portfolio of entities across the energy sector, there is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with the partners we identify. There is also no certainty that we will be able to consummate future transactions on favorable terms, or any new transaction at all. To date, several of our acquisitions/investments have not turned out well for us.

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

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 14.40% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of September 30, 2024, Mr. Billingsley owned approximately 8.33% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, management of the Company owns approximately 14.40% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley also holds 47,274 Series D warrants, exercisable at $0.02 per share. Additionally, Robert Meyer and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting OTCBQ companies like ours receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

●	sales, sales cycle, and market acceptance or rejection of energy products and services;
●	our ability to engage with partners who are successful in their markets;
●	economic conditions within the markets;

●	the timing of announcements by us or our competitors of significant contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
●	domestic and international economic, business, and political conditions;
●	justified or unjustified adverse publicity; and
●	proper or improper third-party short sales or other manipulation of our stock.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, potential banking crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the war in Ukraine, the Israel-Hamas war, product and labor shortages, increased risk to oil and energy markets, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic, political, and military situations, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory backlash even if our actions are entirely legal and beneficial to the American society as a whole. Also, we may have difficulties in securing additional financing.

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

Mentor Capital, Inc.

Date: November 12, 2024	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: November 12, 2024	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-45-