Form 10-K
period 2024-12-31
Mentor Capital, Inc.
filed 2025-03-31
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $1,373,789. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 28, 2025, there were 21,686,105 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-K regarding the potential future impact on the Company’s business and results of operations of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the war in Ukraine, the Israel-Hamas war and the post-election change in the U.S. federal government’s administration on the Company’s business and results of operations are forward-looking statements. These risks and uncertainties include but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:” Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As we emerged from bankruptcy, the court allowed the original issuance of approximately $145 Million in warrants to the Company’s claimants and creditors. The warrants were in (4) four classes, have been reset to lower prices, and have been principally exercised at $0.09, $0.11, $0.65, $1.00, $1.60, and $7.00 per share. On October 14, 2023 the Board of Directors authorized the reset of the Series D warrants strike price to $0.02 per share subject to the assignment to Company approved requesting shareholders and parties for a $0.10 per warrant redemption fee in accordance with the court-approved plan of reorganization. Designees that redeem and exercise such Series D warrants would pay $0.12 per share. For original holders, the remaining outstanding Series D warrants are exercisable at $0.02 per share plus a $0.10 warrant redemption fee, if applicable. The amount of proceeds received from exercised warrants may be limited by the general status of the economy and the price per share of our regular shares of Common Stock. Warrant holders are more likely to exercise warrants at $0.02 per warrant share if the shares of our Common Stock are priced above $0.02 per share. The greater the share price and the longer the Company’s Common Stock share price is above $0.02, the more likely warrant holders will be willing to exercise their warrants.

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2024 and 2023, no warrants were redeemed.

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

Developments

Our general business operations are intended to provide management consultation and headquarters functions, especially with regard to funding, accounting, and audits, for our majority-owned subsidiaries, which are targeted to make up most of our holdings. We monitor our less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

In the public arena, the Company continues its diverse investment activities. These included the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company has signaled a substantial return to its energy roots, starting with a tracking investment in six New York Stock Exchange energy companies in the oil and gas, coal, uranium, and pipeline markets. These six energy company stock holdings had a current combined stock value that equaled approximately 68.16% of the Company’s market capitalization at December 31, 2024.

Discontinued Operation – Facilities Operations Segment

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our facilities operations segment, that provides waste management and disposal services, including waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. WCI is now reported as a discontinued operation. WCI had been a long-standing investment, but it no longer aligned with the Company’s central business focus in the operating energy sector. The proceeds from the sale of our WCI shares has provided the Company with capital to seek out new business opportunities in the classic energy space.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. Since its inception, MCIP held interests related to patent rights. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and Canadian patent. The Company received no payment for its divestment. Patent application and national phase maintenance fees were expensed when paid and there were no assets related to MCIP patents represented on the consolidated financial statements at December 31, 2024 and 2023. Activity had been limited to payment of patent application maintenance fees in Canada.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At December 31, 2024 and 2023, the SAFE Purchase Amount was $93,756. See Note 7.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2024.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G FarmaLabs Limited (“G Farma”). It now holds a related settlement and $2,539,591 judgment receivable plus interest receivable of $375,025 at December 31, 2024 in favor of the Company and Partner I. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G Farma and related entities (collectively, the “G Farma Entities”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. During the years ended December 31, 2024 and 2023, Mentor withdrew no capital from Partner I. Partner I did not have any sales revenue for the years ended December 31, 2024 or 2023. There was no interest income recognized from Partner I finance leases for the years ended December 31, 2024 and 2023. The finance leases resulting from this investment have been fully impaired as of December 31, 2024 and 2023, due to circumstances described in Note 9 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West Organics, LLC (“Pueblo West”) which was paid in full to Partner II on September 28, 2022. On February 8, 2018, Mentor contributed $400,000 to Partner II to facilitate the purchase of manufacturing equipment to be leased from Partner II by Pueblo West, under a Master Equipment Lease Agreement, dated February 11, 2018. On March 12, 2019, Mentor agreed to use Partner II earnings of $61,368 to facilitate the purchase of additional manufacturing equipment to Pueblo West under a Second Amendment to the lease. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. During the years ended December 31, 2024 and 2023, Mentor withdrew no capital from Partner II. During the year ended December 31, 2024 and 2023, Partner II recognized finance revenue of $0.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Overview

The Company maintains a diverse and opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into operating segments of the classic energy markets of oil, gas, coal, uranium, and related markets.

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

Employees

Continuing Operation

Mentor and its subsidiaries combined have two full-time corporate office employees. The corporate office employees have relied heavily on outside CPA, payroll, tax, facilities, corporate counsel, and other professional support to provide administrative support for its discontinued operation, for MCIP, Partner I, Partner II, and TWG operations, and for the Company’s classic energy business.

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

As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our Rule 15c2-11 filings, previous quarterly reports on Form 10-Q, and other publicly disclosed submissions, actual results could differ materially from those projected in any forward-looking statements.

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

Our auditor has changed.

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) entered an Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the SEC’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order (the “Order”) whereby the Company’s then auditor, BF Borgers CPA PC (“BF Borgers”) was banned from appearing or practicing before the SEC as an accountant. On May 3, 2024, the SEC issued a Staff Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC (“Staff Statement”) which stated that BF Borgers is no longer permitted to appear or practice before the Securities and Exchange Commission. As a result of the Order and the Staff Statement, Form 10-K and Form 10-Q filings filed on or after May 3, 2024 may not present financial information that has been reviewed by BF Borgers. Annual and quarterly periods presented in the Company’s annual and quarterly reports must be reviewed by the Company’s new independent registered public accountant who is qualified, PCAOB-registered, and permitted to appear or practice before the Securities and Exchange Commission. In light of the Order, the Audit Committee dismissed BF Borgers as our independent registered public accounting firm on May 8, 2024. On May 15, 2024, the Company’s audit committee and Board of Directors unanimously approved the engagement of Spicer Jeffries LLP as the Company’s independent registered public accountant, effective immediately at that time.

We may incur material expenses or delays in financings or SEC filings due to the dismissal of BF Borgers and our stock price and access to the capital markets may be affected.

As a public company, we are required to file annual and quarterly financial statements with the Securities and Exchange Commission which are audited or reviewed, as applicable, by independent registered public accountants who are PCAOB-registered, and permitted to appear and practice before the Securities and Exchange Commission. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission will depend on having financial statements re-audited and re-reviewed by independent registered public accountants who are PCAOB-registered and permitted to appear and practice before the Securities and Exchange Commission. In addition, we may experience delays in working with potential acquisition targets or lenders until our financial statements are re-audited and reviewed by a new auditor. As a result, we may encounter delays, additional audit expenses, and other material costs due to our inability to rely on our previously reviewed and audited financial statements due to the dismissal of BF Borgers. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence and public perception of the Company. All of these factors could materially and adversely affect our business, the market price of our common stock, and our ability to access the capital markets.

Variable financial conditions can be challenging.

Prior to the profitable October 4, 2023 sale of our discontinued operation we experienced cash flow challenges. Securing additional sources of financing to enable us to increase investing in our target markets will be difficult, and there is no assurance of our ability to secure such financing. A failure to obtain additional financing, or to continue to generate capital from the sale of operating businesses and assets, or to generate positive cash flow from operations could prevent us from continuing to seek out and invest in larger new companies.

Mentor will continue to attempt to raise capital resources from related and unrelated parties through the sale of equity and debt. Management’s plans further include monetizing existing mature business projects and increasing revenues through acquisition, investment, and organic growth.

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

As of December 31, 2024, the Company had 21,686,105 outstanding shares of its Common Stock trading at approximately $0.076. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants at lower than the then market price.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions during 2024 or in fiscal year 2023.

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

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations, we may have to work harder to maintain good business practices. Entities and persons operating in private industry may be unaccustomed to entering into lengthy written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we had engaged may not have paid particular attention to the obligations including their obligations associated with employee retention tax credit and economic injury disaster loan programs with which they have agreed in written contracts. We have experienced or may experience differences in this manner with several different entities with whom we do business, including several entities that failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

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

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of 14.48% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 28, 2025, Mr. Billingsley owned approximately 8.38% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 14.48% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

There is a limited market for our Common Stock.

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting OTCQB companies like ours receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

● sales, sales cycle, and market acceptance or rejection of the energy products and services by entities in which we’ve invested;

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

We and our partners and subsidiaries intend to rely on contracts and agreements to protect our property rights. If we, or our affiliates and partners, fail to protect property rights, our business, financial condition, and results of operations would suffer. In the future, we may be forced to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Our partners’ and affiliates’ products may be used in sensitive ways. We may become the subject of litigation alleging that our partners’ and affiliates’ products were pollutive, ineffective or unsafe. Thus, we may become the target of lawsuits from injured or disgruntled customers or other users. We intend to, but do not now, carry product and liability insurance, but in the event that we are required to defend more than a few such actions, or in the event we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate increases, tariff increases, recession, climate regulation, economic sanctions, potential banking crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the war in Ukraine, the Israel-Hamas war, the post-election change in the U.S. federal government’s administration, product and labor shortages, increased risk to oil and energy markets, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic political, and military situations future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory scrutiny even if our actions are entirely legal and beneficial to society. Also, we may have difficulties in securing additional financing in the energy sector.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have not experienced a material cybersecurity incident that has jeopardized the confidentiality, integrity, or availability of information systems or information residing in such information systems as defined under 17 C.F.R. § 229.106(a). If such an incident were to occur, we would work expeditiously to mitigate our damages as soon as such an incident is detected by implementing our risk management and cybersecurity plan in concert with our established cybersecurity response team. A cybersecurity incident would be reported to the Company’s Chairman of the Board and our general counsel, who would determine whether such incident or event was material. If such an incident or event is material, it would be reported to our Board of Directors and Audit Committee and the material aspects of the incident would be reported on Form 8-K.

The Company maintains cybersecurity risk management, disaster readiness, and business continuity protocols to anticipate potential threats and mitigate the probability of cybersecurity risks by establishing alerts, preemptive measures, and cybersecurity responses. We have set up information technology risk management alert programs that are routinely received and reviewed by management and our information technology professionals. We have implemented protocols and procedures to protect the privacy, safety, and security of our data and information technology. We routinely assess our cybersecurity risk while working in consultation with our information technology professionals. In addition to alerts, our information technology professionals provide risk management monitoring and support along with twenty-four-hour dedicated support for the Company. They possess expertise across multiple industries, including support of Department of Defense contractors in the United States. The Company does not share confidential information with outside third parties unless required by law or necessary for compliance purposes. In such instances, the Company utilizes encryption methods to protect confidential information. The Company ensures that such information is given to such third parties in a responsible manner that would not disclose such confidential information to unintended recipients. Due to the nature of the Company’s operations, the instance of the Company’s receipt of confidential information is minimal, infrequent, and immaterial.

Our cybersecurity disaster readiness protocols are implemented and managed by our assistant corporate secretary, who reports to the Chairman of the Board of Directors. Management oversees our cybersecurity risk and our disaster recovery and business continuity plan in order to consider, mitigate, and plan for the preemption of cybersecurity risks that may arise. Our assistant corporate secretary was formerly responsible for information technology, risk management, and cybersecurity at an Am Law 100 law firm. She authored and implemented the firm’s disaster readiness and business continuity protocols and managed the firm’s information technology operations prior to implementation of these similar risk management protocols at the Company in consultation with information technology cybersecurity experts for the purpose of mitigating the Company’s risk and ensuring best practices. Our assistant corporate secretary is responsible for reporting known risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, to the Chairman of the Board and our general counsel for consideration.

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

Item 2. Properties.

Continuing Operations

Mentor rented 2,000 square feet of office space for $2,990 per month under a one-year lease in San Diego, California, which expired in September 2020. Mentor relocated to Plano, Texas, in September 2020 and now reimburses facilities costs of $2,456 per month to the property owners, the Billingsley family. Reimbursable facilities costs have not increased since 2020. The Company does not pay rent. The Company’s combined San Diego rent and facilities costs formerly totaled $4,408 per month.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other Income in the consolidated income statements. The $2,539,597 judgment and interest receivable of $375,025 for the twelve months ended December 31, 2024, is fully reserved pending the outcome of the Company’s collection process. We will continue to pursue collection from the G Farma Settlors over time.

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

	High	Low
Quarter Ended December 31, 2024	$0.085	$0.0427
Quarter Ended September 30, 2024	$0.110	$0.0401
Quarter Ended June 30, 2024	$0.068	$0.030
Quarter Ended March 31, 2024	$0.080	$0.030
Quarter Ended December 31, 2023	$0.081	$0.044
Quarter Ended September 30, 2023	$0.041	$0.041
Quarter Ended June 30, 2023	$0.032	$0.024
Quarter Ended March 31, 2023	$0.036	$0.031
Quarter Ended December 31, 2022	$0.060	$0.037

Holders

As of December 31, 2024, there were approximately 7,184 registered holders of record of our Common Stock. As of December 31, 2024, we had a total of 21,686,105 shares of Common Stock issued and outstanding, 11 shares of Series Q Preferred Stock issued and outstanding, 4,250,000 Series D warrants outstanding, which are exercisable for $0.02 per share of Common Stock, and 413,512 Series H ($7) warrants outstanding which are exercisable for 413,512 shares of Common Stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past although we may pay cash dividends or make distributions in the future on preferred and common shares.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). A total of 44,748 shares were repurchased between August 8, 2014 and September 9, 2015. As of July 31, 2023, 300,000 shares had been repurchased and a total of 300,000 shares had been retired.

On October 14, 2023, the Board of Directors of the Company approved an additional stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock (approximately 12% of the Company’s common shares outstanding at that time) at a total repurchase amount not to exceed $200,000. During the period January 1, 2024 through December 31, 2024 a total of 3,000,000 shares have been repurchased and effectively retired, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2024	0	N/A	0	3,000,000	(1)	$200,000	(2)
April 1 through June 30, 2024	1,401,546	$0.053	1,401,546	1,598,454		$121,416
July 1 through September 30, 2024	1,454,166	$0.063	1,454,166	144,288		$26,650
October 1 through December 31, 2024	144,288	$0.065	144,288	-		$-	(2)
TOTAL	3,000,000	$0.060	3,000,000	-	(1)	$-	(2)

(1) Under the Board-approved repurchase plan, the Company was authorized to repurchase up to 3,000,000 shares of the Company’s common stock. At December 31, 2024, a total of 0 of the Company’s common shares remained to be repurchased under the plan.

(2) Under the Board-approved repurchase plan, the Company was authorized to spend up to $200,000 on the repurchase of the Company’s common stock. At December 31, 2024, the Company spent $183,993 on the repurchase of the Company’s common stock under the plan.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2024, and 2023 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

We sold the entirety of our majority ownership interest in Waste Consolidators, Inc. (“WCI”) on October 4, 2023 for $6,000,000, resulting in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for this segment were excluded from the Company’s continuing operations on December 31, 2023, and for all prior periods of comparison and are presented as a discontinued operation in this report and in the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024.

Corporate Background

Beginning September 2008, after the name change back to Mentor Capital, Inc., the Company’s common stock traded publicly under the trading symbol OTC Markets: MNTR and after February 9, 2015, as OTCQB: MNTR and after August 6, 2018, under the trading symbol OTCQX: MNTR and after May 1, 2020, under the trading symbol OTCQB: MNTR.

In 2009, the Company began focusing its investing activities on leading-edge cancer companies. In response to government limitations on reimbursement for highly technical and expensive cancer treatments and a resulting business decline in the cancer immunotherapy sector, the Company decided to exit that space. In the summer of 2013, the Company was asked to consider investing in a cancer-related project with a medical marijuana focus. In late 2019, the Company expanded its target industry focus which now prioritizes the oil, gas, coal, uranium, and related businesses. In September 2020, the Company moved its corporate office to Plano, Texas. Most recently, the Company has signaled a substantial return to its energy roots, starting with a tracking investment in six New York Stock Exchange energy companies in the oil and gas, coal, uranium, and pipeline markets while also working to cooperatively acquire royalty interests and operating companies in these classic energy markets.

Acquisitions and investments

Discontinued Operation - Waste Consolidators, Inc.

In 2003, the Company purchased a 50% interest in Waste Consolidators, Inc., a facilities operation company that comprised our facilities operation segment (“WCI”) and increased its ownership stake in WCI by 1% in 2014. Since January 1, 2014, our controlling interest investment in WCI included a facilities operations segment, which provides waste management and disposal services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. We sold the entirety of our majority ownership interest in WCI on October 4, 2023. The sale proceeds support the Company’s focus on acquisition and investment opportunities in the classic energy space available in the state of Texas, increasing our liquidity and capitalizing on the long-standing experience of our Chief Executive Officer in this sector. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. The sale of WCI resulted in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for our facilities operations segment are excluded from the Company’s continuing operations on December 31, 2023, and for all prior periods of comparison, and WCI is presented as a discontinued operation. See Note 3 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for comparative prior period December 31, 2022 reporting related to our discontinued operation.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor. Since its inception, MCIP held interests related to patent rights. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and Canadian patent. The Company received no payment for its divestment. Patent application and national phase maintenance fees were expensed when paid and there were no assets related to MCIP patents represented on the consolidated financial statements at December 31, 2024 and 2023. Activity has been limited to payment of patent application maintenance fees in Canada.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, whereby the Company purchased an additional SAFE at face value of $10,000, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At December 31, 2024 and 2023, the SAFE Purchase Amount was $93,756. See Note 7.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2024.

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

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was notified that certain G Farma assets at its corporate location, including approximately $427,804 of equipment leased by G Farma Entities from Mentor Partner I, LLC, under a Master Equipment Lease Agreement, were impounded. See further description under Mentor Partner I, LLC, below, and Note 9 to the consolidated financial statements.

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

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the year ended December 31, 2024 and 2023, respectively. No payments have been received from the G Farma Entities since October 11, 2022. The $2,539,597 judgment and interest receivable of $375,025 at December 31, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 8, 9, and 16.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the years ended December 31, 2024 and 2023, Mentor withdrew no capital from Partner I. Partner I acquired and delivered manufacturing equipment as selected by G Farma and its related entities under sales-type finance leases. Partner I did not have any equipment sales revenue for the years ended December 31, 2024 or 2023.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,669 and sold it to the highest offerors for net proceeds of $249,481 after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

On July 11, 2023, the Court entered judgment against the G Farma Entities in favor of Mentor and Partner I in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. Collection is uncertain at this time. The remaining finance lease receivable balance is fully impaired at December 31, 2024 and 2023. See Notes 9 and 16 to the consolidated financial statements.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized as a limited liability company under the laws of the State of Texas on February 17, 2021. The entity was originally organized as a limited liability company under the laws of the State of California on February 1, 2018. Partner II was formed as a wholly owned subsidiary of Mentor for the purpose of acquisition and investment. Partner II originally held the contractual rights to lease payments from Pueblo West Organics, LLC (“Pueblo West”) which was paid in full to Partner II on September 28, 2022. See Note 9 in the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for further discussion regarding the former Master Equipment Lease Agreement between Partner II and Pueblo West.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024. See Note 5.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on our acquisitions and investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. The Company currently has enough cash to effectuate its business plans for the next four years. Management believes they can raise additional funds to support their business plan and develop a successful operating company.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,027,312) as of December 31, 2024. The Company has recently received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue.

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

Segment Reporting: Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” updates ASC 280 to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 in fiscal year 2024. See Note 17.

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

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” which adds ASC 220-40 to expand disclosure requirements related to entity expenses. Upon adoption, entities will be required to disclose a disaggregation of certain expense categories included within the expense captions on the face of the income statement within the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2024 and 2023.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2024 and 2023, the Company had $0 allowance for doubtful receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net.

Note receivable

The Company had a one-year subordinated note receivable from Ally Waste Services, LLC that was recorded at the principal face amount of $1,000,000 plus accrued interest of $15,000 at December 31, 2023. The note matured on October 4, 2024, and bore interest at 6% per annum from October 4, 2023, to October 4, 2024, at which time the note was due and payable to Mentor. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024.

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

Effective October 4, 2023, the date of sale of our WCI interest, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in the aggregate amount of $1,426,182 was reduced to $0. No goodwill is reported in the Company’s condensed consolidated balance sheets at December 31, 2024 and 2023.

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

The Company, through its subsidiaries, has been the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contain an element of dealer profit and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease.

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

There were 4,250,000 potentially dilutive outstanding warrants as of December 31, 2024 and 2023 that on a treasury stock basis would have the dilutive effect of 3,128,628 common shares and had the dilutive effect of 2,887,821 common shares as of December 31, 2024 and 2023, respectively. Earnings for the twelve months ended December 31, 2024 were negative and the inclusion of the computational effect of the 3,128,628 common share equivalents from the warrants would be anti-dilutive, so no dilution effect was included for the period ending December 31, 2024, for the 4,250,000 potentially dilutive warrants then outstanding.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2024 and 2023 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2024 and 2023, nor were any interest or penalties accrued as of December 31, 2024 and 2023. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

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

The Fair Value Measurements and Disclosure Topic establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. These three general valuation techniques that may be used to measure fair value are as follows: Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources. Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted to a single current value at an appropriate market interest rate.

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

Results of Operations for the year ended December 31, 2024 compared to the year ended December 31, 2023:

Segregation of Discontinued Operations

On October 4, 2023, the Company sold its majority ownership interest in WCI, resulting in the elimination of the Company’s facilities operations segment at the time of such sale. Following the sale, the Company received no new income from WCI, and had no further involvement or continuing influence over the operations of WCI. Accordingly, the results of operations for this segment are excluded from the Company’s continuing operations at December 31, 2023 year, the prior period of comparison, and the financial results are presented as a discontinued operation in the Company’s consolidated financial statements. See Note 3.

Revenues

We had revenue of $0 and gross profit of $0 for the year ended December 31, 2024, versus revenue of $0 and gross profit of $0 for the year ended December 31, 2023, a decrease in revenue of $0 and a decrease in gross profit of $0.

Selling, general, and administrative expenses

Our selling, general, and administrative expenses for the year ended December 31, 2024 was $780,212 compared to $1,775,210 for the year ended December 31, 2023, a decrease of ($994,998) or 56.05%. The decrease was due to a decrease in officer accrued benefits of ($661,718), a decrease in officer salary and payroll tax expense of ($391,154), a decrease in employee accrued benefits of ($17,005), a decrease in administrative expenses of ($2,004), a decrease in depreciation expense of ($632), a decrease in insurance expenses of ($418), and a decrease in subsidiary related expenses of ($313), offset by an increase of $44,718 in professional service fees, an increase in board of directors fees of $20,750, an increase in employee salary and payroll tax expense of $12,575, an $129 increase in advertising and promotion expense, and a $74 increase in travel related expenses.

Other income and expense

Other income and expenses, net, totaled ($43,964) for the year ended December 31, 2024, compared to $4,863,129 for the year ended December 31, 2023, a decrease of ($4,907,093). The decrease was due to the October 4, 2023 sale of our discontinued operation, WCI, on which we recognized a $4,805,389 gain at December 31, 2023, plus a $94,476 increase in interest income, a $15,847 decrease in interest expenses, a $250,208 decrease in loss on investments, and a ($6,387) increase in unrealized loss on investments, offset by a $41,376 gain on sale of investments.

Net results

The net result for the year ended December 31, 2024, was a net loss attributable to Mentor of ($839,505) or ($0.036) per Mentor common share compared to a net gain attributable to Mentor of $3,157,658 or $0.137 per Mentor common share for the year ended December 31, 2023. The Company will continue to look for acquisition opportunities to expand its portfolio, ideally with companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2024, we had cash of $2,182,121 and working capital of $3,263,848. Operating cash outflows during 2024 were ($627,055), inflows from investing activities were $561,870, and outflows from financing activities were ($183,993). We are evaluating various options to raise additional funds, including equity and debt. See discussion of cash flow changes under the next section, Liquidity, and Capital Resources.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2024, we had cash of $2,182,121 and working capital of $3,263,848. Operating cash outflows in the year ended December 31, 2024, were ($627,055), including ($839,505) of net income loss, plus depreciation and amortization of $1,073, less amortization of discount on investment receivable of ($9,559), less gain on investment in securities, at fair value of ($34,989), plus loss on long-term investments of $250,208, plus other receivables of $15,000, less prepaid expenses and current assets of ($502), plus accounts payable of $14, less accrued expenses of ($48,861), plus accrued salary, retirement, and benefits of related party of $40,066.

Net cash inflows in 2024 from investing activities were $561,870, including ($1,420,608) purchase of investment securities, plus $982,478 proceeds from investment securities sold, plus $1,000,000 received from proceeds from Ally Waste note receivable.

Net outflows from financing activities in 2024 were ($183,993), including ($300) paid in capital for Company stock repurchases, less ($183,693) payments on the repurchase of the Company’s stock.

We will seek to raise additional funds through financing, additional collaborative relationships, or other arrangements to increase revenues to support positive cash flow. We believe our existing available resources and opportunities are sufficient to satisfy our funding requirements for four years.

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

There were no warrant redemptions in 2024 or 2023.

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

Item 8. Financial Statements and Supplementary Data.

MENTOR CAPITAL, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 8, 2024, the relationship between our Company and the firm of BF Borgers CPA PC (“BF Borgers”), our independent accountant, was terminated upon the recommendation of the Company’s Audit Committee and by the unanimous approval of the Company’s Board of Directors.

In connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2023 and 2022, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of BF Borgers, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. No “disagreement” and no “reportable event” leading to a difference of opinion as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal years ended December 31, 2022 and 2023, as of May 8, 2024, or preceding the dismissal of BF Borgers.

The audit report of BF Borgers on our financial statements as of and for the year ended December 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern on the Company’s December 31, 2022 financials.

BF Borgers furnished us with a letter addressed to the Commission stating that it agreed with the above statements. A copy of BF Borgers’ letter was attached to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2024.

On May 15, 2024, the Company’s audit committee and Board of Directors unanimously approved the engagement of Spicer Jeffries LLP (“Spicer Jeffries”) as the Company’s independent registered public accountant, effective immediately. During the two most recent fiscal years and the subsequent interim period prior to their engagement, there were no consultations between us and Spicer Jeffries prior to their appointment concerning (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Spicer Jeffries concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K); or (iii) any reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Effective October 22, 2020, our former Chief Financial Officer agreed to provide services pursuant to a certain Contract Chief Financial Officer Agreement; her consulting services relating to internal control remained similar, and she retained her position as Treasurer of the Company’s Board of Directors and she served as a consultant CFO to the Company from time to time. Since January 1, 2023, the Company had also obtained Chief Financial Officer and Certified Public Accountant services from a primary consultant CPA who consulted with our former Chief Financial Officer and current Treasurer as needed. Consulting services remained similar to that of our former consultant CFO. Since July 1, 2024, our former Chief Financial Officer has served as the primary consultant CPA to the Company. There have been no other changes in internal control over financial reporting in the years ended December 31, 2024 and 2023.

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

Management, with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages as of December 31, 2024, are as follows:

Name	Age	Position
Chet Billingsley	72	President and Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors
Lori Stansfield	65	Treasurer, Director, and Audit Committee Chair

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

Lori J. Stansfield, CPA, served as our Chief Financial Officer between May 27, 2014 and May 14, 2021. On April 9, 2015, Ms. Stansfield was appointed as a director and named our Treasurer. On April 24, 2024, Ms. Stansfield was appointed our Audit Committee Chair. Ms. Stansfield provides financial consulting services to the Company as needed. Ms. Stansfield is also the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes, SAFEs, and shares of common stock. In addition to the services Ms. Stansfield provides to Mentor Capital, Inc., and her role as Chief Financial Officer of NeuCourt, Inc., Ms. Stansfield currently serves as a consultant to various private and public companies. For six years prior to joining Mentor, Ms. Stansfield was Director of Audit Services for Robert R. Redwitz & Co. in San Diego, California. She has taught, written about, managed, audited, and prepared financial statements during the past thirty years. She graduated magna cum laude in accounting from the University of Colorado in Denver and where she also received a master’s degree in marketing. She is certified as a public accountant in both Colorado and California. Ms. Stanfield has no affiliated or conflicting outside business interests.

Robert B. Meyer was named Secretary of the Board of Directors on April 9, 2015. He previously held a director position between January 11, 2000, and August 27, 2003, and later returned to this role on April 29, 2012, until his passing in late December 2024. As the largest outside shareholder, Mr. Meyer had been a senior professional voice in the Company’s management for over 19 years. Mr. Meyer was the founder, publisher, and editor of a business magazine, Barter News, which went into print in 1979. In 2003, he began a monthly newsletter called The Competitive Edge. He was one of the first charter inductees of the International Reciprocal Trade Association’s “Barter Hall of Fame,” and he had twice addressed the American Countertrade Association, a prestigious organization of Major Fortune 500 companies that countertrades in billions of dollars annually. As a business founder, Mr. Meyer brought his knowledge and business understanding to Board discussions. Mr. Meyer was a former professional baseball player, playing in the major leagues with New York Yankees, Kansas City Athletics, Los Angeles Angels, Seattle Pilots, and Milwaukee Brewers from 1960 - 1971. Mr. Meyer had no affiliated or conflicting outside business interests. He is survived by his wife, Marcia Meyer. Ms. Meyer, a businesswoman, and now, other than our founder, the Company’s largest shareholder, was appointed to fill Mr. Meyer’s vacant board seat on March 28, 2025. See Note 19.

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

Audit Committee

On May 6, 2017, a resolution was unanimously adopted by the Board to create an audit committee. On March 19, 2022, the Board approved the Company’s Audit Committee Charter and appointed David Carlile to serve as the Company’s sole Audit Committee Member to be effective as of the filing date of Mentor’s 2021 Form 10-K, that was filed with the Securities and Exchange Commission on March 24, 2022. On April 24, 2024, upon the Board’s request, Mr. Carlile resigned and, accounting professional, Lori Stansfield, CPA, was appointed to the Audit Committee as the Company’s Audit Committee Chair. Our Audit Committee Charter may be found on Mentor’s website at https://ir.mentorcapital.com/corporate-governance.

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

The Audit Committee had one special meeting with the Company’s Board of directors in 2024 and one meeting in 2023. All members of the Audit Committee attended both meetings.

Membership of the Audit Committee

The Audit Committee shall be comprised of one to five directors as determined by the Board, of which a majority of the members shall satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and all other regulatory requirements applicable to the Company.

Lori Stansfield, CPA, our single audit committee member since April 24, 2024, and Audit Committee Chair, is considered independent under the Audit Committee Charter. With over thirty years of experience, Ms. Stansfield fully understands complex and straight forward financial statements, including the Company’s balance sheet, income statement, and cash flow statement. Ms. Stansfield is an “audit committee financial expert” as defined under applicable SEC rules.

The Audit Committee of Mentor Capital, Inc. has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2024. In addition, it has discussed with Spicer Jeffries LLP the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, the Audit Committee has received from Spicer Jeffries LLP the written disclosures required by the Independence Standards Board Standard No. 1 and has discussed with Spicer Jeffries LLP its independence from the Company. Based upon this information and these materials, the Audit Committee recommends to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Board Leadership and Role in Risk Oversight

Chet Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board. Robert Meyer acted as the Company’s Secretary and lead independent director through late December 2024. Mentor has determined that its leadership structure is appropriate as Mentor is a small company, and Mr. Billingsley is the most familiar with the various industries and their related risks and benefits. The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis. Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return on all corporate actions.

Familial Relationships Amongst Directors and Executives

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Meetings of the Board of Directors

The Board of Directors of Mentor conducts business through meetings of the Board or by unanimous written consent of the Board. Actions taken by written consent of all directors, are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. With the exception of Mr. Billingsley, all directors are independent directors under the adopted definition of independence from the OTC Markets OTCQB Rules. The directors are all shareholders of the Company.

Mentor held five meetings of the Board of Directors in 2024 and five meetings of the Board of Directors in 2023. All directors attended each of the meetings.

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

Environment

Continuing Operations

Management continually seeks to improve and make decisions that legitimately and scientifically eliminate negative impacts and promote our ethical goal of stewardship of society’s assets for first, the greater good of our shareholders, and in a second and supporting way, our stakeholders, the public, and future generations. In part, we accomplish these goals by ensuring that we engage in environmentally and socially responsible decisions, including decisions aligned with energy efficiency and waste avoidance. The principles of respect for others in the form of fair compensation based on merit, and good faith business dealings irrespective of race, alienage, national origin, religion, or gender have been a management priority for forty years. We will continue our efforts to treat others with fairness and respect, seek corporate opportunities that benefit shareholders and align with our ethical stewardship principles, and avoid conflicts of interest to help ensure that our conduct remains consistent with our Code of Ethics.

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

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
Chet Billingsley	2024	$212,462	(1)	0	0	0	0	$40,066	(3)	15,000	(2)	267,528
Chairman, CEO, & Principal Financial Officer	2023	1,814,839	(1)	0	0	0	0	349,039	(3)	192,556	(2)	2,356,434

(1) In 2024, the Chief Executive Officer’s compensation consisted of $208,000 annual gross base salary, before payroll taxes, plus $24,000 accrued vacation, $8,000 accrued sick, and $17,328 accrued severance pay. Mr. Billingsley’s net unpaid accrued vacation, sick pay, and severance are reported as nonqualified deferred compensation. In 2024, Mr. Billingsley was paid $4,000 gross base salary accrued in 2023 and paid in 2024 plus $462 in deferred vacation pay.

In 2023, the annual base salary for our Chief Executive Officer was $124,000 gross, before payroll taxes. Prior to 2023, the base annual salary for our Chief Executive Officer had not changed from the amount set by the court in the 1998 Chapter 11 bankruptcy document. On October 14, 2023, the Board of Directors approved a base salary increase to $208,000 gross, before payroll taxes, per year. Mr. Billingsley’s unpaid accrued vacation and sick pay is reported as nonqualified deferred compensation. For twenty-eight and a half years, from July 1, 1985 to January 1, 2014, much of Mr. Billingsley’s compensation, comprised of salary and benefits, was voluntarily deferred, and accrued in lieu of payment and were approved as payable to Mr. Billingsley at any time of his choosing. Mr. Billingsley did not begin to receive his full base salary until 2014. Following the satisfactory October 4, 2023 sale of our discontinued operation for $6,000,000, at Mr. Billingsley’s request, the Company paid Mr. Billingsley his deferred executive compensation of $1,497,731 gross, before payroll taxes. The deferred payment was comprised of (i) $907,731 of accrued and unpaid salary, (ii) $190,000 of accrued and unpaid sick pay, and (iii) $400,000 of accrued and unpaid vacation pay. Additionally, Mr. Billingsley was paid (i) $82,377 in officer relocation expenses accrued since 2020 and (ii) $110,731 gross, before payroll taxes, in officer auto benefits. With the exception of severance, vacation, and sick pay that continues to routinely accrue, all deferred and accrued amounts were paid in full to Mr. Billingsley in 2023. Mr. Billingsley’s benefit package was approved by the court in the 1998 Chapter 11 bankruptcy order, as approved by the Company’s shareholders, to incentivize Mr. Billingsley to remain with the Company.

(2) In 2024, Mr. Billingsley received $15,000 in compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $2,500 per meeting for his attendance at the four regular quarterly Board meetings and $2,500 for his attendance at one special Board and Audit Committee meeting. He was paid $1,250 per consent for two unanimous written consents.

In 2023, Mr. Billingsley received $8,625 in compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $1,000 for his attendance at three regular quarterly Board meetings. On October 14, 2023, regular board meeting fees were increased to $2,500, and minor action fees were increased to $1,250. Mr. Billingsley was paid $2,500 for his attendance at one regular quarterly Board meeting and one special meeting. He was paid $125 for his attendance at the Company’s annual Audit Committee meeting held in 2023, paid $250 for one unanimous written consent, and paid $250 for his certification regarding our discontinued operation in 2023. Mr. Billingsley received $46,565 interest for deferred and unpaid relocation expenses and $137,365 in previously accrued unpaid medical expenses. Because relocation expenses are now paid in full, no interest will accrue in future periods.

(3) In 2024, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $40,066. This consisted of $5,600 accrued sick pay, $17,138 accrued vacation pay, and $17,328 accrued officer severance pay.

In 2023, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $349,039. This consisted of $5,000 accrued sick pay, $15,000 accrued vacation pay, and $342,488 accrued officer severance pay, less a reduction of accrued relocation costs of $13,449 due to payment of the previously accrued costs.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley, for the year ended December 31, 2024.

Director Name	Fees Earned or Paid In Cash ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Robert B. Meyer	15,000	(1)	0	0	0	0	0	0		15,000
David G. Carlile	5,000	(1)	0	0	0	0	0	0		5,000
Lori J. Stansfield	16,250	(1)	0	0	0	0	0	2,925	(2)	19,175

(1) Mr. Meyer and Ms. Stansfield were paid $2,500 per meeting for their attendance at four regular quarterly Board meetings plus $2,500 for their attendance at one special meeting. Mr. Meyer and Ms. Stansfield were paid $1,250 per consent for two unanimous written consents. Ms. Stansfield was paid $1,250 in Audit Committee fees. Mr. Carlile was paid $2,500 for his attendance at one regular quarterly board meeting plus $2,500 for his attendance at one special meeting.

(2) In 2024, Ms. Stansfield provided financial consulting services to the Company from July 1, 2024 to December 31, 2024. As a result, Ms. Stansfield received $2,925 in professional consulting fees.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 28, 2025, which was 21,686,105.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Chet Billingsley 5964 Campus Court Plano, TX 75093	2,126,296	(1)	8.38	%(4)
Common Stock	Marcia Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	864,871	(2)	5.03	%(4)

Common Stock	Lori Stansfield 903 N Towner Street Santa Ana, CA 92703	87,418	(3)	1.07	%(4)
Common Stock	Directors and Officers as a group	3,078,548		14.78	%(5)

(1) In addition to 2,126,296 shares of Common Stock, Mr. Billingsley also holds 47,274 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series D warrants.

(2) In addition to 864,871 shares of Common Stock, Ms. Meyer also holds 438,955 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Ms. Meyer has not exercised any of these Series D warrants.

(3) In addition to 87,418 shares of Common Stock, Ms. Stansfield holds 190,000 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Ms. Stansfield has not exercised any of these Series D warrants.

(4) The Percentage of Class ownership of Mr. Billingsley, Ms. Meyer, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (21,686,105) and Series D warrants (4,250,000).

(5) Calculated based on the diluted Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, between January 1, 2023, and December 31, 2024, there were no transactions, and there are no proposed transactions in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

Mr. Billingsley acts as both the Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors of the Company. Ms. Stansfield acts as Treasurer of the Board of Directors of the Company, and from time to time, she provides professional financial consulting services to the Company. Mr. Meyer acted as the Company’s Secretary but was not paid for his role and was not a Company employee. With the exception of Mr. Billingsley, all directors are independent directors under the adopted definition of independence from the OTC Markets OTCQB Rules. The directors are all shareholders of the Company. Ms. Stansfield is the independent and single director on the Audit Committee.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of Spicer Jeffries, LLP, our independent auditor, and BF Borgers CPA PC, our former independent auditor, for the fiscal years ended December 31, 2024 and 2023.

Fee Category	2024		2023
Audit Fees (1)	$78,500	(5)	$66,000	(6)
Audit-Related Fees (2)	-		-
Tax Return Fees (3)	-		-
All Other Fees (4)	-		-

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2024 or 2023.

(3)	The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All other fees, if any, consist of fees for other miscellaneous items.

(5)	In 2024, the Company paid a total of $78,500 in audit fees. The Company paid $60,500 to BF Borgers CPA PC, our former independent auditor and $18,000 to Spicer Jeffries, LLP, our current independent auditor.

(6)	In 2023, the Company paid a total of $66,000 in audit fees to BF Borgers CPA PC, our former independent auditor.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Chairman of the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2024 and 2023 were pre-approved by the entire Board and our Audit Committee Chair.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID: 349)
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	Consolidated Income Statements for the years ended December 31, 2024 and 2023
●	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023
●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
●	Notes to the Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2024 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: March 31, 2025	By:	/s/ Chet Billingsley
Chet Billingsley,
Director, Chairman, Chief Executive Officer, and Principal Financial Officer

Directors

Date: March 31, 2025	By:	/s/ Lori Stansfield
Lori Stansfield
Director and Treasurer

Date: March 31, 2025	By:	/s/ Marcia Meyer
Marcia Meyer
Director and Secretary

4601 DTC BOULEVARD ● SUITE 700

DENVER, COLORADO 80237

TELEPHONE: (303) 753-1959

FAX: (303) 753-0338

www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mentor Capital, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mentor Capital, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated income statements, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated income statements and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Spicer Jeffries LLP

We have served as the Company’s auditor since 2024.

Denver, Colorado
March 31, 2025

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$2,182,121	$2,431,299
Investment in securities at fair value	1,120,482	647,363
Accounts receivable, net	-	1,800
Other receivable	-	15,000
Note Receivable	-	1,000,000
Prepaid expenses and other current assets	7,010	6,508

Total current assets	3,309,613	4,101,970

Property and equipment
Property and equipment	48,239	48,239
Accumulated depreciation and amortization	(47,721)	(46,648)

Property and equipment, net	518	1,591

Other assets
Investment in account receivable, net of discount and current portion	-	238,849
Long term investments	104,431	104,431

Total other assets	104,431	343,280

Total assets	$3,414,562	$4,446,841

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2024 and 2023

	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,166	$3,152
Accrued expenses	42,599	91,460
Total current liabilities	45,765	94,612

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	476,578	436,512
Total long-term liabilities	476,578	436,512
Total liabilities	522,343	531,124

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at December 31, 2024 and 2023*		-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 21,686,105 and 24,686,105 shares issued and outstanding at December 31, 2024 and 2023	2,169	2,469
Additional paid in capital	11,917,362	12,101,055
Accumulated deficit	(9,027,312)	(8,187,807)
Total shareholders’ equity	2,892,219	3,915,717

Total liabilities and shareholders’ equity	$3,414,562	$4,446,841

*	Par value is less than $0.01

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2024 and 2023

	2024	2023
Revenue
Service fees	$-	$-
Finance lease revenue	-	-

Total revenue	-	-

Cost of revenue	-	-

Gross profit	-	-

Selling, general, and administrative expenses	780,212	1,775,210

Operating income (loss)	(780,212)	(1,775,210)

Other income and (expense)
Gain on sale of discontinued operations	-	4,805,389
Loss on investments	(250,208)	-
Gain on sale of investments	41,376	-
Interest income	171,255	74,780
Unrealized gain (loss) on investments	(6,387)	(2,484)
Interest expense	-	(15,847)
Other income (expense)	-	1,291

Total other income and (expense)	(43,964)	4,863,129

Income (loss) before provision for income taxes	(824,176)	3,087,919
Provision for income taxes	(15,329)	(8,160)

Net income (loss) – from continued operations	(839,505)	3,079,759

Net Income (loss) from discontinued operations before tax	-	83,682
Provision for income taxes on discontinued operations	-	(5,783)
Net income (loss) - from discontinued operations	-	77,899

Net income (loss)	(839,505)	3,157,658
Net income (loss) attributable to Mentor	$(839,505)	$3,157,658

Basic and diluted net income (loss) per Mentor common share:
Basic	$(0.036)	$0.137
Diluted	$(0.036)	$0.122

Weighted average number of shares of Mentor common stock outstanding:
Basic	23,472,892	22,977,395
Diluted	26,601,520	25,865,216

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2024 and 2023

	Controlling Interest							Non-
	Preferred stock		Common stock		Additional	Accumulated		controlling
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	equity (deficit)	Totals

Balance at December 31, 2022	11	$-	22,941,357	$2,294	$13,085,993	$(11,345,465)	$1,742,822	$(16,723)	$1,726,099

Treasury stock buy-backs	-	-	(255,252)	(25)	(7,859)	-	(7,884)	-	(7,884)

Conversion of Warrants to Common Stock	-	-	2,000,000	200	39,800	-	40,000	-	40,000
Surrender of warrants in payment of note receivable	-	-	-	-	(1,016,879)	-	(1,016,879)	-	(1,016,879)
Equity adjustment on discontinued operations	-	-	-	-	-	-	-	16,723	16,723
Net income (loss)	-	-	-	-	-	3,157,658	3,157,658	-	3,157,658

Balance at December 31, 2023	11	$-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717	$-	$3,915,717

Treasury stock buy-backs	-	-	(3,000,000)	(300)	(183,693)	-	(183,993)	-	(183,993)

Net income (loss)	-	-	-	-	-	(839,505)	(839,505)	-	(839,505)

Balance at December 31, 2024	11	$-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219	$-	$2,892,219

*	Par value of Series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(839,505)	$3,157,658
Less net income from discontinued operations	-	(77,899)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,073	1,706
Bad debt expense	-	10,198
Amortization of discount on investment in account receivable	(9,559)	(41,741)
Gain on sale of discontinued operation	-	(4,805,389)
(Gain) loss on investment in securities at fair value	(34,989)	2,484
(Gain) loss on long-term investments	250,208	-
Decrease (increase) in operating assets
Accounts receivable - trade	-	(11,398)
Other receivables	15,000	(15,000)
Prepaid expenses and other current assets	(502)	2,867
Increase (decrease) in operating liabilities
Accounts payable	14	(4,383)
Accrued expenses	(48,861)	72,089
Accrued salary, retirement, and benefits - related party	40,066	(717,436)
Net cash provided by (used by) operating activities	(627,055)	(2,426,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(1,420,608)	(649,847)
Proceeds from securities sold	982,478	-
Sale of investment of discontinued operation	-	6,000,000
Adjustment on sale of discontinued operation	-	129,532
Proceeds from Ally Waste note receivable	1,000,000	-
Increase in long-term investments	-	(10,000)
Purchases of property and equipment	-	(2,291)
Proceeds from investment in receivable	-	118,201
Net cash (used by) investing activities - continuing operations	561,870	5,585,595

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants converted to common stock	-	40,000
Paid in capital adjustment - stock repurchase	(300)	-
Payments on repurchase of stock	(183,693)	(7,884)
Increase in notes receivable	-	(1,000,000)
Paid in capital adjustment - note receivable reduction	-	(1,016,879)

Net cash provided by (used by) financing activities - continuing operations	(183,993)	(1,984,763)

Net change in cash – continued operations	(249,178)	1,174,588

Operating cash flow - discontinued operations	-	408,928
Investing activities - discontinued operations	-	1,480,861
Financing activities - discontinued operations	-	(1,423,008)
Net change in cash	(249,178)	1,641,369

Cash beginning of period - continued operations	2,431,299	283,431
Cash beginning of period - discontinued operations	-	506,499
Beginning cash	2,431,299	789,930

Cash - end of period	2,182,121	2,431,299
Less cash of discontinued operations	-	-
Ending cash	$2,182,121	$2,431,299

SUPPLEMENTARY INFORMATION:
Cash paid for interest – all operations	-	64,685
Less Cash paid for interest - discontinued operations	-	(29,992)
Cash paid for interest – continued operations	$-	$34,693

Cash paid for income taxes – all operations	15,489	15,304
Less Cash paid for income taxes – discontinued operations	-	(5,784)
Cash paid for income taxes – continued operations	$15,489	$9,520

Right of use assets acquired through finance lease liability - all operations	-	934,905
Less right of use assets acquired through finance lease liability - discontinued operations	-	(934,905)

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The following is a list of subsidiaries of Mentor Capital, Inc. as of December 31, 2024:

Name of Subsidiary	% of ownership	State in which Incorporated
Mentor IP, LLC	100%	South Dakota
Mentor Partner I, LLC	100%	Texas
Mentor Partner II, LLC	100%	Texas
TWG, LLC	100%	Texas

Mentor’s 100% owned subsidiaries, Mentor IP, LLC (“MCIP”), Mentor Partner I, LLC (“Partner I”), Mentor Partner II, LLC (“Partner II”), and TWG, LLC (“TWG”), are headquartered in Plano, Texas.

MCIP held intellectual property and licensing rights related to one United States and coincident Canadian patent. On October 24, 2023, the Company divested MCIP’s intellectual property and licensing rights related to the United States and the Canadian patent. The Company received no payment for its divestment. Patent application national phase maintenance fees were expensed when paid, and there were no assets related to MCIP patents represented on the consolidated financial statements on December 31, 2024 and 2023. Activity had been limited to payment of patent application maintenance fees in Canada.

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

December 31, 2024 and 2023

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

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. We will continue to pursue collection from the G Farma Settlors over time. No recovery payments have been received since October 11, 2022. The $2,539,597 judgment and interest receivable of $375,025 for the twelve months ended December 31, 2024 is fully reserved pending the outcome of the Company’s collection process. See Notes 8, 9, and 16.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt, Inc. (“NeuCourt”) common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at December 31, 2024.

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

December 31, 2024 and 2023

Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

As shown in the accompanying financial statements, the Company has an accumulated deficit of ($9,027,312) as of December 31, 2024. The Company has recently received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue.

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

Impact related to endemic factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic, political, and military situations, economic sanctions, the impact of inflation, interest rate increases, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, potential banking crises, the war in Ukraine, the Israel-Hamas war, the post-election change in the U.S. federal government’s administration, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022, due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930 and at June 11, 2024 the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means. See Note 4.

The risk of inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2025.

We anticipate that current cash and associated resources without new inflows would be sufficient for us to execute our business plan for four years after the date these financial statements are issued. The ultimate impact of the war in Ukraine, the Israel-Hamas war, the post-election change in the U.S. federal government’s administration, potential cyber-attacks, inflation, interest rate increases, tax increases, tariff increases and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

Segment reporting

Continuing operations

The Company has determined that there are currently two reportable segments: 1) the historic residual operations segment and 2) the Company’s energy segment.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Recent Accounting Standards

From time to time, the Financial Standards Accounting Board (“FASB”), or other standards-setting bodies, issue new accounting pronouncements. Updates to the FASB Accounting Standard Codifications (“ASCs”) are communicated through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

Accounting pronouncements recently adopted

Segment Reporting: Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates ASC 280 to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 for the fiscal year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements. See Note 17.

Accounting pronouncements to be adopted

Income Taxes: Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures,” which updates ASC 740 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” which adds ASC 220-40 to expand disclosure requirements related to entity expenses. Upon adoption, entities will be required to disclose a disaggregation of certain expense categories included within the expense captions on the face of the income statement within the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Concentrations of cash

The Company maintains its cash and cash equivalents money market and bank deposit accounts, which at times may exceed federally insured Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. The Company will continue to monitor its accounts and the banking sector for potential financial institution risk.

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2024 and 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Accounts receivable

Accounts receivables consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2024 and 2023, the Company had no allowance for doubtful accounts on normal course receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in realized investment gains (losses), net and to report changes in the fair value of equity investments as unrealized investment gains (losses) net.

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

Investments in debt securities

At December 31, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At December 31, 2024 and 2023, the SAFE Purchase Amount was $93,756. See Note 7.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 annual installment payment has not been received. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Note 4.

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

December 31, 2024 and 2023

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

Our discontinued operation’s operating leases were comprised of office space leases and office equipment. Fleet vehicle leases entered into prior to January 1, 2019, were classified as operating leases based on an expected lease term of 4 years. Fleet vehicle leases entered into beginning January 1, 2019, for which the lease was expected to be extended to 5 years, were classified as finance leases. Our discontinued operation’s leases had remaining lease terms of 1 month to 48 months. Our discontinued operation’s fleet finance leases contained a residual value guarantee. As most of our discontinued operation’s leases did not provide an implicit rate, we used our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) for $6,000,000 by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. The sale price exceeded the prior combined carrying value and goodwill of WCI, with proceeds initially recorded as $5,000,000 cash and a $1,000,000 one-year note receivable. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill is reported in the Company’s condensed consolidated balance sheets at December 31, 2024 and 2023. See Note 3.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

The discontinued operation that we sold on October 4, 2023, worked with business park owners, governmental centers, and apartment complexes to reduce facilities-related costs. Our discontinued operation performed monthly services pursuant to agreements with customers. Customer monthly service fees were based on our discontinued operation’s assessment of the amount and frequency of monthly services requested by a customer. Our discontinued operation may have also provided additional services, such as apartment cleanout services, large item removals, or similar services, on an as-needed basis at an agreed-upon rate as requested by customers. All services were invoiced and recognized as revenue in the month the agreed-on services were performed. Our discontinued operation was deconsolidated and presented as a “discontinued operation” at December 31, 2023 and at December 31, 2022 in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024. Our discontinued operation is deconsolidated throughout this report and it is presented as a “discontinued operation” at December 31, 2024 and 2023 , respectively.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

There were 4,250,000 potentially dilutive outstanding warrants as of December 31, 2024 that on a treasury stock basis would have the dilutive effect of 3,128,628 common shares. Earnings for the twelve months ended December 31, 2024 were negative and the inclusion of the computational effect of the 3,128,628 common share equivalents from the warrants would be anti-dilutive, so no dilution effect was included for the period ending December 31, 2024, for the 4,250,000 potentially dilutive warrants then outstanding. At December 31, 2023, these 4,250,000 potentially dilutive outstanding warrants on a treasury stock basis had the dilutive effect of 2,887,821 common shares.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2024 and 2023 and is not included in calculating the diluted weighted average number of shares outstanding.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC Subtopic 740-10, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2024 and 2023, nor were any interest or penalties accrued as of December 31, 2024 and 2023. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Fair Value Measurements and Disclosure Topic establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels. These three general valuation techniques that may be used to measure fair value are as follows: Market approach (Level 1) – which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources. Cost approach (Level 2) – which is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and the Income approach (Level 3) – which uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (including present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate, to a single current value.

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

December 31, 2024 and 2023

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

In accordance with ASC 810-10, “Consolidation – Overall,” Mentor remeasured its previously held equity interest in WCI at the acquisition-date fair value, which was reported at December 31, 2014 as follows:

Cash to acquire an additional 1% equity interest in WCI	$25,000
Fair value of 50% interest (1)	1,250,000
Investment under the equity method	-
Total purchase price to be allocated	$1,275,000

(1)	The estimated fair value of Mentor’s previously held equity interest in WCI was valued at 1.25 times WCI’s projected 2014 revenue.

Purchase price allocation at 51% of WCI assets and liabilities:

WCI assets and liabilities:
Current assets	$327,238
Property and equipment	51,239
Other assets	816,952
Current liabilities	(112,810)
Long-term debt	(1,178,977)
Net deficit	(96,358)
Mentor equity rate	51%
Mentor portion of liabilities in excess of assets	(49,143)
Goodwill	1,324,143
Net assets acquired	$1,275,000

Goodwill of $1,324,143 was derived from consolidating WCI effective January 1, 2014. The remaining $102,040 of goodwill was related to our first acquisition of a 50% interest in WCI. The Company accounted for its goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” which required the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. No impairment write-downs were required prior to our sale of WCI on October 4, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Disposal

On October 4, 2023, the Company sold the entirety of its interest in WCI for $6,000,000 by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. In connection with the sale, the Company received $5,000,000 in cash and a one-year unsecured, subordinated, promissory note in the initial principal face amount of $1,000,000. The note accrued interest at 6% per annum and matured on October 4, 2024. The $5,000,000 cash payment was paid by Ally on October 4, 2023. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024.

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

Effective October 4, 2023, on the date of the sale of WCI, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Deconsolidation

In accordance with ASC Topic 810-10-40, “Consolidation — Overall – Derecognition - Deconsolidation of a Subsidiary or Derecognition of a Group of Assets,” a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated WCI from our consolidated financial statements on October 4, 2023 and recognized a gain on the disposal of discontinued operations totaling $4,805,389. The $4,805,389 gain on disposal of discontinued operation represented the amount of our purchase price allocation at 51% WCI assets and liabilities, net investment in 51% of WCI earnings, and net investment in WCI distributions offset by the sale price as of the disposal date of October 4, 2023. We eliminated WCI from our consolidated financials on October 4, 2023. Accordingly, WCI was excluded from the Company’s continuing operations in the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 and the prior period of comparison, and WCI’s financial results are presented as a discontinued operation in the Company’s consolidated financial statements.

Discontinued operation financial statement presentation and disclosures

Financial statement presentation

Due to the sale of our entire ownership interest in WCI on October 4, 2023, our facilities operation segment was eliminated. Following our sale of WCI, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, we determined that the results from operations and assets and liabilities associated with our facilities operation segment were to be excluded from our continuing operations and we presented WCI as a discontinued operation in our December 31, 2023 consolidated financial statements and the prior reporting period in accordance with ASC Topic 205-20-45, “Discontinued Operations.”

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Discontinued operations balance sheet

The following is a summary of the assets and liabilities of our discontinued operation that were sold effective October 4, 2023:

October 4, 2023(1)
ASSETS
Current assets:
Cash and cash equivalents	$369,387
Accounts receivable	786,616
Other current assets	19,027
Total current assets sold - discontinued operation	1,169,030
Property and equipment	179,673
Goodwill(2)	102,040
Prepaid Admin Fee – Mentor	-
Security deposit	22,477
Right of use asset	1,884,632
Total noncurrent assets sold - discontinued operation	2,188,822
Total assets	$3,357,852
LIABILITIES AND NET ASSETS
Current liabilities:
Accounts -payable trade	$38,530
Finance lease liability - current	419,073
Accrued expenses	597,217
Total current liabilities sold - discontinued operation	1,054,820
EIDL loan payable	51,796
Note payable - Mentor	-
Long term debt	-
Finance lease liability – long-term	1,069,810
Operating lease liability - long-term	256,071
Total noncurrent liabilities sold - discontinued operation	1,377,677
Total liabilities	2,432,497
Total net assets of discontinued operation	$925,355

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

(2)	Effective upon the date of sale, October 4, 2023, we deconsolidated our discontinued operation and goodwill of $102,040 previously reported on our consolidated financials.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Net income (loss) from discontinued operations before tax

The following is a reconciliation of the major classes of financial statement line items constituting net income (loss) from discontinued operations before tax from WCI, our discontinued operation, that is disclosed in the notes to the financial statements and presented in the consolidated statements of net (loss) income for fiscal year December 31, 2023, following our October 4, 2023 sale of WCI:

December 31, 2023
Revenue	$-
Cost of sales	-
Gross profit	-

Selling, general and administrative expenses	1,775,210

Operating income (loss)	(1,775,210)

Total other income and (expense)(1)	4,863,129

Income (loss) before provision for income taxes	$3,087,919
Provision for income taxes	(8,160)
Net income (loss) from continued operations	3,079,759

Net income (loss) from discontinued operations	77,899
Net income (loss)	3,157,658

Gain (loss) attributable to non-controlling interest	-
Net income (loss) attributable to Mentor	3,157,658

(1)	During fiscal year 2023, we recognized a $4,805,389 gain on the sale of our discontinued operations.

Cash flow disclosures

Prior to the October 4, 2023 sale date, on September 30, 2023, our discontinued operation had net cash used in operating activities totaling $333,207, accounts receivable of $728,657, other receivable of $20,374, prepaid expenses of $82,984, property and equipment of $392,838, operating lease assets of $323,875, finance lease assets of $1,560,757, accrued expenses of $523,178, finance lease liability of $1,488,883, an operating lease liability of $323,875, an EIDL loan liability of $58,031, and long term debt of $0.

At December 31, 2023 we reported a $4,805,389 gain on disposal of our discontinued operation, which is reported above in this Note 3, in our consolidated income statements, and our consolidated statements of cash flows.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Lease commitment disclosures

Prior to the October 4, 2023 sale date, on September 30, 2023, our discontinued operation had entered into non-cancellable operating and finance leases for office and warehouse space, computers, furniture, fixtures, machinery, and vehicles. The following summarizes our discontinued operations’ lease liability maturities for operating and finance leases effective October 4, 2023:

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

Term debt disclosures

Our discontinued operation had no term debt on the date of the sale.

Economic injury disaster loan disclosures

On July 9, 2020, our discontinued operation received an additional economic injury disaster loan in the amount of $149,900 through the Small Business Administration. The loan was secured by all tangible and intangible personal property of our discontinued operation, bore interest at 3.75% per annum, required monthly installment payments of $731 beginning July 2021, and matured July 2050. In March 2021, the Small Business Administration extended the deferment period for payments, which extended the initial payment until July 2022. The loan was collateralized by all tangible and intangible assets of our discontinued operation. Coincident with the sale, the economic injury disaster loan plus interest was paid in full.

Other receivable disclosures

Other receivable consisted of the following:

October 4, 2023
Accrued sales tax receivable from customers*	20,374

Total other receivable	$20,374

*	At December 31, 2022, our discontinued operation’s estimated accrued sales tax receivable was $237,243 out of the remaining $285,128 that our discontinued operation was entitled to collect at year-end. As of September 30, 2023, our discontinued operation received $206,671 from its customers, and estimated that an additional $20,374 in accrued sales tax would be received from its clients. Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Property, plant, and equipment disclosures

Property and equipment for our discontinued operation were comprised of the following:

October 4, 2023 (1)
Computers	$-
Furniture and fixtures	12,761
Machinery and vehicles	380,077
392,838
Accumulated depreciation and amortization	(213,165)

Net Property and equipment	$179,673

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Prior to the October 4, 2023 sale date, on September 30, 2023, depreciation and amortization expenses was $49,260. Of these amounts, depreciation on our discontinued operation’s vehicles used to service customer accounts included in the cost of goods sold and was $16,325. All other depreciation was associated with our discontinued operation’s selling, general, and administrative expenses.

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

Prior to the October 4, 2023 sale date, on September 30, 2023, gross right of use assets recorded under finance leases related to our discontinued operation’s vehicle fleet leases were $2,272,984 and accumulated amortization associated with our discontinued operation’s finance leases was $712,227.

Our discontinued operation’s lease costs were as follows:

October 4, 2023 (1)
Operating lease cost included in cost of goods	$-
Operating lease cost included in operating costs	60,256
Total operating lease cost (1)	60,256
Finance lease cost, included in cost of goods:
Amortization of lease assets	269,470
Interest on lease liabilities	56,450
Total finance lease cost	325,920
Short-term lease cost	-
Total lease cost	$386,176

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Prior to the October 4, 2023 sale date, on September 30, 2023, right of use asset amortization under our discontinued operations operating agreements were $46,289.

Lease amounts of our discontinued operations were as follows:

October 4, 2023 (1)
Weighted-average remaining lease term – operating leases	4.01 years
Weighted-average remaining lease term – finance leases	3.49 years
Weighted-average discount rate – operating leases	6.0%
Weighted-average discount rate – finance leases	7.5%

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Finance lease liabilities were as follows:

October 4, 2023 (1)
Gross finance lease liabilities	$1,696,301
Less: imputed interest	(207,418)
Present value of finance lease liabilities	1,488,883
Less: current portion	(419,073)
Long-term finance lease liabilities	$1,069,810

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Operating lease liabilities were as follows:

October 4, 2023 (1)
Gross operating lease liabilities	$366,918
Less: imputed interest	(43,043)
Present value of operating lease liabilities	323,875
Less: current portion	(67,804)
Long-term operating lease liabilities	$256,071

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Lease maturities of our discontinued operation were follows:

Maturity of lease liabilities

12 months ending October 4, 2023 (1)	Finance leases	Operating leases
2024	$419,073	$67,804
2025	424,735	74,860
2026	388,723	82,475
2027	251,571	90,670
2028	4,781	8,066
Total	1,488,883	323,875
Less: Current maturities	(419,073)	(67,804)
Long-term liability	$1,069,810	$256,071

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Facilities operations segment disclosures

Following the October 4, 2023 sale of our discontinued operation, WCI, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, our facilities operations segment, WCI, was eliminated at the time of sale. Additionally, the results of operations associated with our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. WCI worked with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs.

Following is our discontinued operations segment information before income taxes as of October 4, 2023:

Discontinued Operation
October 4, 2023 (1)
Net sales	$6,432,907
Operating income (loss)	178,854
Interest income	1
Interest expense	62,770
Property additions	83,062
Fixed asset depreciation and amortization	49,260
Total Assets	3,357,852

October 4, 2023 (1)
Operating income (loss)	$178,854

Interest income	1
Interest expense	(62,770)
Gain (loss) on equipment disposals	-
Other income	20,060
Income before income taxes	$136,145

(1)	Effective on the date of sale, October 4, 2023, we reported our discontinued operations financials as of September 30, 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 annual installment payment has not been received. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments.

The April 10, 2015 account receivable is supported by an exchange agreement and consisted of the following at December 31, 2024 and 2023:

	2024	2023
Face value*	$287,200	$285,400
Impairment	(250,208)	-
Total	36,992	285,400
Unamortized discount	(36,992)	(46,551)
Net balance	-	238,849
Long term portion	$-	$238,849

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.

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

For the years ended December 31, 2024 and 2023, $9,559 and $41,741 of discount amortization are included in interest income.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Note 5 – Note receivable

On October 4, 2023, in connection with the sale of the Company’s ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in an initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum.

On the note maturity date, October 4, 2024, the Company received full payment of the one-year promissory note from Ally. The payment consisted of the payment of the $1,000,000 initial principal face amount of the note plus accrued interest of $60,000.

At December 31, 2024 and 2023, the note receivable consisted of the following:

	December 31, 2024	December 31, 2023
October 4, 2023 Ally Waste Services, LLC subordinated promissory note receivable, including accrued interest of $0 and $15,000, at December 31, 2024 and 2023, respectively. The note bore interest at 6% per annum. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024.	$-	$1,015,000

Total note receivable, including interest	$-	$1,015,000

Note 6 - Property and equipment

Property and equipment are comprised of the following at December 31, 2024 and 2023:

	2024	2023
Computers	$33,626	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	48,239	48,239
Accumulated depreciation and amortization	(47,721)	(46,648)

Net Property and equipment	$518	$1,591

Continuing Operations

Depreciation and amortization expenses for our continuing operations was $1,073 and $1,706 for the years ended December 31, 2024 and 2023, respectively. All depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Discontinued Operation

Prior to the October 4, 2023 sale date, on September 30, 2023, depreciation and amortization expenses for our discontinued operations were $49,260. Of these amounts, depreciation on our discontinued operation’s vehicles used to service customer accounts included in the cost of goods sold and was $16,325. All other depreciation was associated with our discontinued operation’s selling, general, and administrative expenses.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At December 31, 2024 and 2023, the SAFE Purchase Amount was $93,756.

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

On February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location and posted a notice preventing entry to the facility; the Company was not informed by G Farma of this incident until March 14, 2019. The notice cited unpermitted modifications to electrical, mechanical, and plumbing, including all undetermined building modifications, as the reason for the closure. On April 24, 2019, the Company was notified that certain G Farma assets at the corporate location, including equipment leased to G Farma by Mentor Partner I valued at approximately $427,804, were impounded. This event significantly impacted G Farma’s financial position and its ability to make future payments under the notes purchase agreements and the finance leases receivable, described in Note 9, due the Company.

All arrangements with G Farma, were placed on non-accrual basis effective April 1, 2019. Accrual of interest on notes receivable and finance leases, as well as consulting revenue, were suspended April 1, 2019. The notes receivable balance of $1,039,501 at December 31, 2024 and 2023, is fully reserved and reflected in the consolidated balance sheet as $0 at December 31, 2024 and 2023.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

On November 4, 2020, the Superior Court of California in the County of Marin granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to all four causes of action: both causes of action against G FarmaLabs Limited for breach of the two promissory notes totaling $1,166,570 and one cause of action against each of Mr. Gonzalez and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement required the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest were paid in full. Interest on the unpaid balance initially accrued at the rate of 4.25% per annum, commencing February 25, 2021, compounded monthly, and was to be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors failed to make any monthly payment and had not cured two such defaults within 10 days of notice from the Company, the parties stipulated that an additional $2,000,000 would be added to the amount payable by the G Farma Settlors.

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

The Company has retained the full reserve on unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the year ended December 31, 2024 and 2023, respectively. The $2,539,597 judgment and interest receivable of $375,025 for the twelve months ended December 31, 2024 is fully reserved pending the Company’s collection process.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Note 9 – Finance leases receivable

Partner I entered into a Master Equipment Lease Agreement with G FarmaLabs Limited and G FarmaLabs DHS, LLC (the “G Farma Lease Entities”) with guarantees by GFBrands, Inc., formerly known as G FarmaBrands, Inc, Ata Gonzalez and Nicole Gonzalez (collectively, the “G Farma Lease Guarantors”) dated January 16, 2018, and amended March 7, April 4, June 20, and September 7, 2018, and March 4, 2019. Partner I acquired and delivered manufacturing equipment as selected by G Farma Lease Entities under sales-type finance leases. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G Farma and related entities.

As discussed in Note 8, on February 22, 2019, the City of Corona Building Department closed access to G Farma’s corporate location; the Company was not informed by G Farma of this incident until March 14, 2019. On April 24, 2019, the Company was informed that certain G Farma assets at its corporate location, including equipment valued at approximately $427,804 leased to the G Farma Lease Entities under the Master Equipment Lease Agreement, was impounded. This event severely impacted G Farma’s ability to pay amounts due to the Company in the future, and the G Farma lease receivable was put on non-accrual status effective April 1, 2019. In 2019, an impairment of $783,880 was recorded. Additional bad debt expense of $19,519 was recognized for the year ended December 31, 2020.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,569 and sold it to the highest offerors for net proceeds of $249,481 after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

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

Net finance leases receivable from G Farma remain fully impaired at December 31, 2024 and 2023. Payment received will first be applied against the notes receivable described in Note 8, and if any additional amounts are recovered, they will then be applied against the finance leases receivable. There was no finance lease revenue recognized on Partner I finance leases at December 31, 2024 and 2023, respectively. See Note 16.

Net finance leases receivable, non-performing, consist of the following at December 31, 2024 and 2023:

	2024	2023
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as follows:

			Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 3)	(Level 3)
	Investment in Securities	Quoted Prices or Inputs	Contractual interest Legal Recovery	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2022	$-	$-	$-	$675	$93,756

Total gains or losses
Included in earnings (or changes in net assets)	(2,484)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	649,847	-	-	-	10,000
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2023	647,363	$-	$-	$675	$103,756

Total gains or losses
Included in earnings (or changes in net assets)	34,989	-	-	-	-
Purchases, issuances, sales, and settlements	-	-	-	-	-
Purchases	1,420,608	-	-	-	-
Issuances	-	-	-	-	-
Sales	(982,478)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2024	$1,120,482	-	-	675	103,756

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities, at fair value, at December 31, 2024 consist of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE-listed company stock	$1,129,353	$-	$(8,871)	$1,120,482

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2024	2023
Net gains and losses recognized during the period on equity securities	$34,989	$(2,484)

Less: Net gains (losses) recognized during the period on equity securities sold during the period	41,376	-

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(6,387)	$(2,484)

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

All Series A, B, C, and D warrants have been called, and as of December 31, 2024, all Series A, B, and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. Therefore, management believes that the act of lowering the exercise price is not a change from the original warrant grants, and the Company did not record an accounting impact as the result of such a change in exercise prices.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC, with regard to a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants with a 30-year life. On November 14, 2022, the 275,647 Series H Warrants issued to Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of December 31, 2024, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of December 31, 2024, and 2023, the weighted average contractual life for all Mentor warrants was 13.5 years and 14.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the years ended December 31, 2024 and 2023, 0 and 2,000,000 warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at December 31, 2024 and 2023 was $237,150 and $180,200, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2022	6,250,000
Issued	-
Exercised	2,000,000
Outstanding at December 31, 2023	4,250,000
Issued	-
Exercised	-
Outstanding at December 31, 2024	4,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. On November 14, 2022, the 275,647 Series H Warrants of Lenox Hill Partners, LLC were canceled pursuant to a Settlement Agreement. As of December 31, 2024, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2022	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2023	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2024	413,512

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer was repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions, which were formerly priced on a calendar month schedule, would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2024 and 2023, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and, therefore, warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2024 and 2023.

Note 13 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

On August 8, 2014, the Company announced that it was initiating the repurchase of 300,000 shares of its Common Stock (approximately 2% of the Company’s common shares outstanding at that time). As of December 31, 2023, all 300,000 shares had been repurchased and retired.

On October 14, 2023, the Board of Directors of the Company approved an additional stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock (approximately 12% of the Company’s common shares outstanding at that time) at a total repurchase amount not to exceed $200,000. During the period January 1, 2024 through December 31, 2024 a total of 3,000,000 shares have been repurchased and effectively retired. The total stock repurchase amount, with the inclusion of commissions and fees, was $183,993.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at December 31, 2024 and 2023 include this interest. The Core Q Holdings Asset Value at December 31, 2024 and 2023 was $20,843 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.105 and $0.105 per Mentor common share, respectively, which would be anti-dilutive and therefore are not included in the weighted average share calculation for these periods.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Note 14 – Accrued salary, accrued retirement, and incentive fee – related party

The Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows at December 31, 2024 and 2023:

	2024	2023
Accrued salaries and benefits	$53,255	$30,517
Accrued retirement and other benefits	684,976	667,648
Offset by shareholder advance	(261,653)	(261,653)
	$476,578	$436,512

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2024 and 2023, there was no incentive fee expense.

Note 15 – Related party transactions

On August 10, 2023, Mentor received a $50,000 loan from its CEO, which bore interest at 7.8% per annum, was compounded quarterly, and was due upon demand. On October 7, 2023, the loan plus accrued interest of $545 was paid in full.

On August 2, 2023, Mentor called a $1,080,000 note receivable from WCI, a related party at such time, plus accrued interest of $3,591. On September 6, 2023, WCI satisfied the note and accrued interest in full. WCI’s payment consisted of $66,712 cash and a $1,016,879 credit from the Company in exchange for the other WCI shareholder’s surrender of rights to exercise 2,259,732 Series D warrants of the Company. The Company recorded the $1,016,879 warrant credit as a reduction to additional paid in capital in accordance with ASC 480 “Distinguishing Liabilities from Equity Overall.” WCI recorded the $1,016,879 credit as a capital contribution because it was derived from the surrender of the WCI non-controlling stockholder’s rights to exercise the Company’s 2,259,732 Series D warrants.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Note 16 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the various G Farma agreements, described in Notes 1, 8, and 9, in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at December 31, 2024 and 2023. Due to the uncertainty of collection, the Company has recorded reserves against the finance leases receivable described in Note 9 and has fully impaired all other notes receivables and investments in G Farma described in Note 8.

On November 4, 2020, the Superior Court of California in the County of Marin granted Mentor Capital, Inc.’s and Mentor Partner I’s motion for summary adjudication as to both causes of action against G FarmaLabs Limited for liability for breach of the two promissory notes and one cause of action against each of Mr. Gonzalez, and Ms. Gonzalez related to their duties as guarantors of G FarmaLabs Limited’s obligations under the promissory notes.

On August 27, 2021, the Company and Mentor Partner I entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (collectively, “G Farma Settlors”) to resolve and settle all outstanding claims (“Settlement Agreement”). The Settlement Agreement required the G Farma Settlors to pay the Company an aggregate of $500,000 plus interest, payable monthly as follows: (i) $500 per month for 12 months beginning on September 5, 2021, (ii) $1,000 per month for 12 months beginning September 5, 2022, (iii) $2,000 per month for 12 months beginning September 5, 2023, and (iv) increasing by an additional $1,000 per month on each succeeding September 5th thereafter, until the settlement amount and accrued unpaid interest were paid in full. Interest on the unpaid balance initially accrued at the rate of 4.25%, commencing February 25, 2021, and was to be adjusted on February 25th of each year to equal the Prime Rate as published in the Wall Street Journal plus 1%. In the event that the G Farma Settlors failed to make any monthly payment and had not cured such default within 10 days of notice from the Company, the parties stipulated that an additional $2,000,000 would be immediately added to the amount payable by the G Farma Settlors.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the periods ended December 31, 2024 and 2023. The $2,539,597 judgment and interest receivable of $375,025 for the year ended December 31, 2024, is fully reserved pending the outcome of the Company’s collection process. See Notes 1, 8, and 9.

Note 17 – Segment information

Continuing Operations

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the historic residual operations segment, which formerly included the cost basis of our former membership interests of Electrum, the former contractual interest in the Electrum legal recovery prior to settlement and payment to the Company on or about September 14, 2022, the settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $375,025 at December 31, 2024, the former finance lease payments receivable from Pueblo West to Partner II received on September 27, 2022, and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG, and 2) its classic energy segment which consists of the Company’s operations and investment in the classic energy space. The classic energy segment includes the fair value of securities investments in (i) oil and gas through Exxon Mobil Corp. (XOM) stock, Occidental Petroleum Corp. (OXY) stock, and Chevron Corp. (CVX) stock, (ii) uranium through Cameco Corp. (CCJ) stock, (iii) coal through Arch Resources, Inc. (ARCH) stock, and (iv) energy pipelines through Energy Transfer LP (ET) stock. The Company’s primary aim for its classic energy segment is to acquire tangible, revenue-generating energy assets, such as oil and gas royalties, oil service businesses or other private energy operating companies as viable opportunities for such acquisition(s) become available. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022, was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The investment in NeuCourt and unrealized and realized investment gains and losses are included in the Corporate, Other, and Eliminations section below.

Our Chief Operating Decision Maker (“CODM”) is our Chairman and Chief Executive Officer, Chet Billingsley. Our CODM evaluates the performance of the Company’s operating segments on an ongoing weekly basis and he routinely monitors each segment’s exposure to risk due to potential economic factors, societal trends, and market conditions in order to assess and determine the proper allocation of resources related to segment expenses. Our CODM uses segment operating income (loss) to review monthly, quarterly, and annual segment trends. Additionally, he regularly monitors actual and prospective cash and cash equivalent balances weekly.

Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, adverting and promotion expenses, travel related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate, Other, and Eliminations	Consolidated
2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(990)	(779,222)	(780,212)
Interest and dividend income	20,289	-	150,966	171,255
Interest expense	-	-	-	-
Property additions	-	-	-	-
Depreciation and amortization	-	-	1,073	1,073
Total assets	618,038	1,744	2,794,780	3,414,562

2023
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(1,305)	(1,773,905)	(1,775,210)
Interest and dividend income	5,292	-	69,488	74,780
Interest expense	-	-	15,847	15,847
Property additions	-	-	2,291	2,291
Depreciation and amortization	-	-	1,706	1,706
Total assets	647,363	2,472	3,797,006	4,446,841

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2024 and 2023, as presented in the consolidated income statements:

	2024	2023
Operating income (loss)	$(780,212)	$(1,775,210)
Gain (loss) on investments	(215,219)	4,802,905
Interest and dividend income	171,255	74,780
Interest expense	-	(15,847)
Other income	-	1,291
Income before income taxes	$(824,176)	$3,087,919

Discontinued Operation – Facilities Operations Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in WCI, our facilities operations segment, on October 4, 2023 for $6,000,000. Following our sale of WCI, we received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, our facilities operations segment was eliminated at the time of sale. Additionally, the results of operations associated with our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. WCI worked with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The WCI facilities operations segment is now reported as a discontinued operation. See Note 3 of the consolidated financial statements for detailed financial information on our former facilities operations segment.

Note 18 – Income tax

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
Current taxes from continuing operations:
Federal	$-	$-
State	15,329	8,160
	15,329	8,160

Taxes from discontinued operations(1):
Federal	-	-
State	-	5,783
Tax provision plus discontinued operations	15,329	13,943

Deferred tax asset:
Federal	98,300	(273,400)
State	(156,600)	1,100
Change in valuation	58,300	(272,300)
Total provision (benefit)	$15,329	$13,943

(1)	We sold our entire ownership interest in WCI on October 4, 2023 and as a result WCI is excluded from our continuing operations and presented as discontinued operations. See Note 3.

The Company has net deferred tax assets resulting from a timing difference in recognition of depreciation and reserves for uncollectible accounts receivable and from net operating loss carryforwards.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

At December 31, 2024, the Company had approximately $6,500,000 of federal net operating loss carryforwards, of which approximately $3,700,000 can be carried forward indefinitely, and the remaining $2,800,000 will begin to expire in 2034 and be fully expired by the year 2037. The Company has a California net operating loss carryforward of approximately $7,100,000 that begins expiring in 2025. Mentor relocated to Texas in September 2020, and the Company’s ability to utilize the California net operating loss carryforwards is dependent on the future generation of California taxable income.

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory corporate income tax rate of 21% in 2024 and 2023, respectively, to net income (loss) before income taxes for the years ended December 31, 2024 and 2023 as a result of the following:

	2024	2023
Net income (loss) before income tax - continuing operations	$(824,176)	$3,087,919
US federal income tax rate	21%	21%

Computed expected tax (benefit) - continuing operations	(173,077)	648,463

Net Income (loss) before income tax - discontinued operations (1)	-	83,682
US federal income tax rate	21%	21%
Computed expected tax (benefit) - discontinued operations	-	17,573

Total computed expected tax (benefit)	(173,077)	666,036
Permanent differences and other	114,777	(393,736)
Change in valuation	58,300	(272,300)
Federal income tax provision	$-	$-

(1)	We sold our entire ownership interest in WCI on October 4, 2023 and as a result WCI is excluded from our continuing operations and presented as discontinued operations. See Note 3.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The significant components of deferred income tax assets as of December 31, 2024 and 2023 after applying enacted corporate income tax rates are as follows:

	2024	2023
Net Operating Losses carried forward from continuing operations	$1,957,000	$1,913,000
Capital Losses carried forward	-	156,600
Deferred - Other	54,000	-
Valuation allowance	(2,011,000)	(2,069,600)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2020 to 2023 are subject to examination.

Note 19 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to December 31, 2024 have occurred that would require recognition or disclosure, except as noted below.

Subsequent to year-end, on March 17, 2025, Mentor Capital, Inc. purchased 3 (three) kilograms of gold bullion for $295,328.

Subsequent to year-end, on March 20, 2025, Mentor Capital, Inc. purchased oil and gas royalty interests in seven (7) horizontal wells and a royalty interest of approximately 0.15625% in two (2) producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for $60,800.

Subsequent to year-end, on March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for $720,000.

Subsequent to year-end, on March 27, 2025, Mentor Capital, Inc. purchased royalty interests from Maven Royalty 2, LP, a Delaware limited partnership, for $84,000. The royalty interests include various non-participating royalty interests in seven (7) properties, with an additional royalty interest of 0.007157% in the Elias 16-9 Unit 2 Lease, and various royalty interests (producing minerals) in four (4) properties, all located in Martin County, Texas, containing a total of forty-one (41) producing wells.

Subsequent to year end, effective March 28, 2025, Marcia K. Meyer was appointed by a unanimous vote of our board of directors to fill the Board seat vacated as a result of her husband’s passing in late December 2024. Ms. Meyer was also appointed to serve as Secretary of the Company, effective March 28, 2025. Ms. Meyer is the Company’s second largest shareholder after our founder and CEO. She was a co-owner of a publishing business for thirty years, after spending a decade in the escrow industry. Ms. Meyer graduated from Western Michigan University with a double-major in biology and psychology.

Subsequent to year-end, on March 31, 2025, Mentor Capital, Inc. purchased royalty interests from Maven Royalty 2, LP, a Delaware limited partnership, for $504,000. The royalty interests include various non-participating royalty interests in seven (7) properties, with an additional royalty interest of 0.042942% in the Elias 16-9 Unit 2 Lease, and various royalty interests (producing minerals) in four (4) properties, all located in Martin County, Texas, containing a total of forty-one (41) producing wells.

