Form 10-Q
period 2025-03-31
Mentor Capital, Inc.
filed 2025-05-14
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 14, 2025, there were 21,686,105 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations related to production levels measured in 42 gallon barrels of crude oil (“BBLs”) or production levels per 1,000 cubic feet of natural gas (“MCF”) on properties in which we have mineral and royalty interests, changes in supply and demand levels for oil, risks that third party operators will not pay us, natural gas, and natural gas liquids and the resulting impact on the price for those commodities, actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage, federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations, physical and transition risks relating to climate change, restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin, significant declines in prices for oil, natural gas, or natural gas liquids, which could require recognition of significant impairment, changes in U.S. energy, environmental, monetary and trade policies, conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by operators, changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting operators, lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting operators, severe weather conditions and natural disasters, inflation, market conditions that could impact the price of gold, interest rate fluctuations, tax increases, tariff increases, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking or currency crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the war in Ukraine, the war in the Middle East and the post-election change in the U.S. federal government’s administration on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$450,504	$2,182,121
Investments in securities, fair value	995,353	1,120,482
Investment position in gold, at fair value	302,371	-
Royalty income receivable	2,000	-
Other receivable	11,242	-
Prepaid expenses and other current assets	18,780	7,010

Total current assets	1,780,250	3,309,613

Property and equipment
Property and equipment	48,239	48,239
Accumulated depreciation and amortization	(47,806)	(47,721)

Property and equipment, net	433	518

Other assets
Long term investments	104,431	104,431

Intangible property
Royalty interests in the Permian Basin	1,369,899	-
Accumulated amortization of royalty interests	(508)	-

Intangible property, net	1,369,391	-

Total other assets	1,473,822	104,431

Total assets	$3,254,505	$3,414,562

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	March 31,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$75,142	$3,166
Accrued expenses	26,050	42,599
Total current liabilities	101,192	45,765

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	465,809	476,578
Total long-term liabilities	465,809	476,578
Total liabilities	567,001	522,343

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. *	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 21,686,105 and 21,686,105 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	2,169	2,169
Additional paid in capital	11,917,362	11,917,362
Accumulated deficit	(9,232,027)	(9,027,312)
Total shareholders’ equity	2,687,504	2,892,219

Total liabilities and shareholders’ equity	$3,254,505	$3,414,562

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Royalty revenue	$2,000	$-

Total revenue	2,000	-

Cost of sales	-	-

Gross profit	2,000	-

Selling, general and administrative expenses	195,975	271,263

Operating income (loss)	(193,975)	(271,263)

Other income and (expense)
Interest income	29,651	47,099
Unrealized gain (loss) on investments	(52,538)	31,487
Unrealized gain (loss) on investment in gold	7,043	-
Gain on sale of investments	9,547	-

Total other income and (expense)	(6,297)	78,586

Income (loss) before provision for income taxes	(200,272)	(192,677)

Provision for income taxes	(4,443)	(15,329)

Net income (loss) attributable to Mentor	$(204,715)	$(208,006)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.009)	$(0.008)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	21,686,105	24,686,105

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total	Totals

Balance at December 31, 2023	11	$-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717	$3,915,717

Net income (loss)	-	-	-	-	-	(208,006)	(208,006)	(208,006)

Balances at March 31, 2024	11	$-	24,686,105	$2,469	$12,101,055	$(8,395,813)	$3,707,711	$3,707,711

Balance at December 31, 2024	11	$-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219	$2,892,219

Net income (loss)	-	-	-	-	-	(204,715)	(204,715)	(204,715)

Balances at March 31, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,232,027)	$2,687,504	$2,687,504

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(204,715)	$(208,006)
Depreciation and amortization	85	269
Accumulated amortization of royalty interests	508	-
Amortization of discount on investment in account receivable	-	(4,751)
(Gain) loss on investment in securities at fair value	42,991	(31,487)
(Gain) loss on investment in gold, at fair value	(7,043)	-
Decrease (increase) in operating assets
Royalty income receivable	(2,000)	-
Accounts receivable - trade	-	(300)
Other receivables	(11,242)	(15,000)
Prepaid expenses and other current assets	(11,770)	(11,494)
Increase (decrease) in operating liabilities
Accounts payable	71,976	74,375
Accrued expenses	(16,549)	(17,921)
Accrued salary, retirement, and benefits - related party	(10,769)	11,070

Net cash provided by (used by) operating activities	(148,528)	(203,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of gold position	(295,328)	-
Proceeds from investment securities sold	82,138	-
Acquired royalty interests in the Permian Basin	(1,369,899)	-
Proceeds from investment in receivable	-	300

Net cash (used by) investing activities	(1,583,089)	300
Net change in cash	(1,731,617)	(202,945)

Beginning cash	2,182,121	2,431,299

Ending cash	$450,504	$2,228,354

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$443	$610

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

MCIP held intellectual property and licensing rights related to one United States and one Canadian patent. On October 24, 2023, MCIP divested its intellectual property and licensing rights related to the United States and Canadian patents. National phase maintenance fees and secretary of state fees were expensed when paid, and no capitalized assets related to MCIP are recognized on the consolidated financial statements at March 31, 2025 and December 31, 2024, as the divestment activity had been limited to secretary of state and registered agent fees.

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

Note 1 - Nature of operations (continued)

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. Recovery payments of $3,550 and $2,000 were included in other income in the consolidated financial statements for the year ended December 31, 2022 and 2021, respectively. The last recovery payment was received on October 11, 2022. The $2,539,597 judgment and interest receivable of $437,646 for the three months ended March 31, 2025 is fully reserved pending the outcome of the Company’s collection process. See Notes 8 and 16.

On November 22, 2017 and October 31, 2018, the Company purchased convertible notes in principal face value of $50,000 and $25,000, respectively, from NeuCourt, Inc. (“NeuCourt”) that each bore interest at 5% per annum. On November 7, 2019, October 28, 2020, and January 4, 2022, the Company received 25,000, 52,000, and 27,630 warrants covering an aggregate of 105,130 shares of NeuCourt common stock exercisable at $0.02 per share in exchange for the Company’s agreement to extend the maturity dates of the convertible notes. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At March 31, 2025, the SAFE Purchase Amount is $93,756. See Note 7.

On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at March 31, 2025.

The Company held an interest in a facilities operations company, Waste Consolidators Inc. (“WCI”) until October 2023. The Company purchased a 50% interest in WCI in 2003 and increased its ownership stake by 1% in 2014. On October 4, 2023, the Company sold the entirety of its ownership interest in WCI for $6,000,000. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. As a result of this sale, our facilities operations segment was eliminated, and its results of operations, assets, and liabilities were excluded from our continuing operations. See Note 3.

The Company maintains a diverse and opportunistic acquisition focus. After it sold its former legacy investment in WCI it continued looking to expand into the classic energy markets of oil, gas, coal, uranium, and related businesses. The Company signaled a substantial return to its energy roots, starting with a tracking investment in six New York Stock Exchange energy companies in the oil and gas, coal, uranium, and pipeline markets. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. See Note 9.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,232,027) as of March 31, 2025. The Company has recently received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 9.

Note 2 - Summary of significant accounting policies (continued)

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

Impact related to endemic factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic, political, and military situations, economic sanctions, the impact of inflation, interest rate fluctuations, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, market conditions that could impact the price of gold, potential banking or currency crises, the war in Ukraine, the war in the Middle East, the post-election change in the U.S. federal government’s administration, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022, due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930 and at June 11, 2024 the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to vigorously pursue the payment of the amounts owed by available legal means. See Note 4.

The risk of inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances are expected to continue in 2025.

We anticipate that current cash and associated resources without new inflows would be sufficient for us to execute our business plan for four years after the date these financial statements are issued. The ultimate impact of the war in Ukraine, the war in the Middle East, the post-election change in the U.S. federal government’s administration, potential cyber-attacks, inflation, interest rate fluctuations, tax increases, tariff increases and a potential recession on our business, results of operations, cybersecurity, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts and notes receivable reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to investments, goodwill, intangible assets, amortization periods, accrued expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Acquisitions and divestitures are not announced until certain. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to lead to substantially accurate predictions.

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

There were no accounting pronouncements issued during the three months ended March 31, 2025 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2025 and December 31, 2024.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2025 and December 31, 2024, the Company had no allowance for doubtful normal course receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in unrealized investment gains (losses), net.

Investments in gold at fair value

Our investment in gold consists of the quoted, unadjusted market price of our gold position reported at fair value less the Company’s known cost to sell. Under ASC 825-10 “Financial Instruments: Fair Value Option,” and ASC 820 “Fair Value Measurement” the Company elected to report changes in the fair value of its gold investment in unrealized investment gains (losses), net of the Company’s cost to sell to a known broker within the dealer market system including commission.

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

Investments in debt securities

At March 31, 2025 and December 31, 2024, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At March 31, 2025 and December 31, 2024, the SAFE Purchase Amount was $93,756. See Note 7.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 and 2025 annual installment payments have not been received. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Note 4.

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

Note 2 - Summary of significant accounting policies (continued)

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. The Company’s royalty interests are analyzed in comparison to net present value calculated using a 10% discount rate ceiling for impairment a least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of March 31, 2025, the total carrying value of all royalty interests taken together was $1,369,391, which was calculated as the beginning balance of our royalty interests of $1,369,899 less accumulated amortization of $508 at March 31, 2025. No indicators of impairment were identified during the three months ended March 31, 2025. See Note 9.

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

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) for $6,000,000 by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. The sale price exceeded the prior combined carrying value and goodwill of WCI, with proceeds initially recorded as $5,000,000 cash and a $1,000,000 one-year note receivable. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill was reported in the Company’s condensed consolidated balance sheets at March 31, 2025 and December 31, 2024. See Note 3.

Note 2 - Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” and FASB ASC Topic 842, “Leases.” Revenue for our former discontinued operation was recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

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

The Company, through its subsidiary Mentor Partner I, LLC, was the lessor of manufacturing equipment subject to leases under master leasing agreements. The leases contained an element of dealer profit and lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options. Consequently, the Company classified the leases as sales-type leases (the “finance leases”) for financial accounting purposes. For such finance leases, the Company reported the discounted present value of (i) future minimum lease payments (including the bargain purchase option, if any) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrued interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each finance lease, the Company recognized revenue in an amount equal to the net investment in the lease and cost of sales equal to the net book value of the equipment at the inception of the applicable lease. The Mentor Partner I, LLC finance lease is fully impaired, pending collection of the G Farma judgment. See Notes 8 and 16.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells we participate in bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is produced. The difference between accrued royalty income and the amount received is adjusted when royalty payments are paid. Therefore, our royalty income accruals are subject to revision. The performance or lack of performance of third-party producers who send royalty to payments to the Company, weather conditions, the accuracy of historical check stub and well volume data from the energy professionals upon which our estimates rely, production levels and actual volumes and prices of oil and natural gas sales may materially impact our royalty income receivable amounts. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors which may materially impact the recoverability of our royalty interests. Because the Company’s royalty interests are owned by the Company, it has the right to receive royalty interest payments once production has occurred, at which point payment is unconditional. The Company’s receipt of royalty interest payments is not attached to any performance obligation that the Company must perform, such as the delivery of goods or services in order to receive payment from a customer. Therefore, the Company’s ownership of royalty interests are not contractual assets or liabilities under ASC 606, “Revenue from Contracts with Customers.”

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

Outstanding warrants that had no effect on the computation of the dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 4,250,000 and 4,250,000 as of March 31, 2025 and December 31, 2024, respectively. There were no potentially dilutive shares outstanding at March 31, 2025 and December 31, 2024.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2025 and 2024 and is not included in calculating the diluted weighted average number of shares outstanding.

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

Deconsolidation

In accordance with ASC Topic 810-10-40, “Consolidation — Overall – Derecognition - Deconsolidation of a Subsidiary or Derecognition of a Group of Assets,” a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated WCI from our consolidated financial statements on October 4, 2023 and recognized a gain on the disposal of discontinued operations totaling $4,805,389. The $4,805,389 gain on disposal of discontinued operation represented the amount of our purchase price allocation at 51% WCI assets and liabilities, net investment in 51% of WCI earnings, and net investment in WCI distributions offset by the sale price as of the disposal date of October 4, 2023. We have eliminated WCI from our consolidated financials on October 4, 2023. Accordingly, WCI was excluded from the Company’s continuing operations on December 31, 2023, and prior periods of comparison and WCI’s financial results were presented as a discontinued operation in the Company’s consolidated financial statements at such time.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 and 2025 annual installment payments have not been received. At June 11, 2024, the receivable was fully impaired due to a history of uncertain payments.

The investment in account receivable consists of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Face value*	$287,200	$287,200
Impairment	(250,208)	(250,208)
Total	36,992	36,992
Unamortized discount	(36,992)	(36,992)
Net balance	-	-
Long term portion	$-	$-

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.

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

For the three months ended March 31, 2025 and 2024, $0 and $4,751 of discount amortization is included in interest income, respectively.

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

Note 6 - Property and equipment

Property and equipment are comprised of the following:

	March 31, 2025	December 31, 2024
Computers	$33,626	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	48,239	48,239
Accumulated depreciation and amortization	(47,806)	(47,721)

Net Property and equipment	$433	$518

Depreciation and amortization expense were $85 and $269 for the three months ended March 31, 2025 and 2024, respectively.

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

Note 7 – Convertible notes receivable (continued)

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At March 31, 2025 and December 31, 2024, the SAFE Purchase Amount was $93,756.

Note 8 – Finance leases receivable

Net finance leases receivable from G Farma payable to Mentor Partner I, LLC (“Partner I”) remain fully impaired at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, Partner I recognized no finance lease revenue. See Note 16.

Net finance leases receivable, non-performing, consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Note 9 – Interest in oil and gas royalties

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

○	On March 20, 2025, Mentor Capital, Inc. purchased an average of 0.0332439% oil and gas royalty interests in seven (7) producing horizontal wells and a royalty interest of approximately 0.15625% in two (2) non-producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for a total acquisition cost of $60,980. Prior to the Company’s purchase, average daily production in the last six months was approximately 5,252 BBLs and 5,580 MCF. Transfer of title to oil, gas, and mineral royalty interests and other interests in the name of Mentor Capital, Inc. was recorded on April 3, 2025, subsequent to quarter-end, in Howard County, Texas by a certain Mineral and Royalty Deed effective March 1, 2025. Therefore, royalty payments owed to the Company commenced and are recognized as of March 1, 2025. The Company estimates that the first royalty payment will be physically received by the Company on or around August 2025.

○	On March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for a total acquisition cost of $720,690. Prior to the Company’s purchase, average daily production in the last six months was approximately 16,572 BBLs and 37,496 MCF. Transfer of title to overriding royalty interests together with all interests in any units, bonuses, rents, royalties, and other benefits which may accrue in the name of Mentor Capital, Inc. was recorded on April 9, 2025, subsequent to quarter-end, in Martin County, Texas by a certain Assignment of Overriding Royalty Interests effective April 1, 2025. Royalty payments owed to the Company commenced and will be recognized effective April 1, 2025. The Company estimates that the first royalty payment will be physically received by the Company on or around August 2025.

○	As of March 31, 2025, Mentor Capital, Inc. purchased royalty interests of approximately 0.050099% in forty-one (41) producing oil and gas wells in the Permian Basin situated in Martin County, Texas from Maven Royalty 2, LP, a Delaware limited partnership, for $588,229. Prior to the Company’s purchase, average daily production in the last six months was approximately 15,734 BBLs and 20,645 MCF. Transfer of title to all oil, gas, and associated liquid or liquefiable hydrocarbons, including royalty, overriding royalty, unit interest and mineral interests of whatever nature, in, on, and under that may be produced from or attributable to the property including royalty interests in the name of Mentor Capital, Inc. was recorded on April 9, 2025, subsequent to quarter end, in Martin County, Texas by a certain Mineral and Royalty Deed effective April 1, 2025. Therefore, royalty payments owed to the Company commenced and will be recognized April 1, 2025. The Company estimates that the first royalty payment will be physically received by the Company on or around August 2025.

The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells we participate in bear the costs of operation and development.

The Company’s ownership in various non-operating royalty interests that result in future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years which is not uncommon in the oil and gas industry. Therefore, the acquisition purchase price and associated transaction costs of our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. In contemplation of the purchase of oil and gas royalty interests, management studied the historical production curves of the wells individually and in the aggregate, along with studying its estimated percentage of royalty income based on historical royalty payments in alignment with the percentage it purchased. The Company’s royalty interests are analyzed in comparison to net present value calculated using a 10% discount rate (“NPV10”) ceiling for impairment a least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of March 31, 2025, the total carrying value of all royalty interests taken together was $1,369,391, which was calculated as the beginning balance of our royalty interests of $1,369,899 less accumulated amortization of $508 at March 31, 2025. No indicators of impairment were identified during the three months ended March 31, 2025.

Note 9 – Interest in oil and gas royalties (continued)

The following table summarizes activity related to the royalty interests at March 31, 2025 and December 31, 2024:

Royalty Interest Activity
Balance at December 31, 2024	$-
Additions	1,369,899
Amortization	(508)
Impairment	-
Balance at March 31, 2025	$1,369,391

Accrued royalty income is estimated and recognized in the month oil is produced and royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received. Initial payments may not be received until one hundred and twenty days following the transfer of title, or until August 2025. Thereafter, it is estimated that payments will be received thirty to ninety days from the date of production. The performance and accuracy of third-party producers who send royalty to payments to the Company, production volumes, and prices of oil and natural gas, may materially impact our royalty income receivable amounts.

Accrual of estimated royalty income was $2,000 and $0, at March 31, 2025 and 2024, respectively. Royalty payments physically received were $0 and $0, at March 31, 2025 and 2024, respectively.

The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Unadjusted Quoted Market Prices Less Costs to Sell	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities	Investment in Gold		Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2023	$647,363	$-	$-	$675	$103,756
Total gains or losses
Included in earnings (or changes in net assets)	34,989	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,420,608	-	-	-	-
Issuances	-	-	-	-	-
Sales	(982,478)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2024	$1,120,482	-	-	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	(42,991)	7,043	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	295,328	-	-	-
Issuances	-	-	-	-	-
Sales	(82,138)	-	-	-	-
Settlements	-	-	-	-	-
Balance at March 31, 2025	$995,353	$302,371	$-	$675	$103,756

On March 17, 2025, the Company purchased a 3 (three) kilogram gold position for $295,328. Because the Company’s primary purpose for purchasing gold was for investment purposes, the Company elected the fair value option under ASC 825-10 “Financial Instruments – Fair Value Option.” The fair value measure that fits the Company’s investment in gold is Level 1 because there are quoted prices in active markets for the identical investment position. The Company reports changes in the fair value of its investment in gold as unrealized investment gains (losses), net of the Company’s cost to sell to a known broker within the dealer market system including commission.

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

Exercise prices in effect from January 1, 2015 through September 30, 2023 for Series D warrants were $1.60 per share plus a $0.10 per warrant redemption fee, if applicable. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus the $0.10 per warrant redemption fee, if applicable, and the exercise price in effect at March 31, 2025 for the Series D warrants is $0.02 per share plus a $0.10 per warrant redemption fee, if applicable.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. As of March 31, 2025, and December 31, 2024, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of March 31, 2025, and December 31, 2024, the weighted average contractual life for all Mentor warrants was 13.25 years and 13.50 years, respectively, and the weighted average outstanding warrant exercise price was $0.62 and $0.64 per share, respectively.

During the three months ended March 31, 2025, no Series D warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at March 31, 2025 and December 31, 2024 was $110,500 and $237,150, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2023	6,250,000
Issued	-
Exercised	2,000,000

Outstanding at December 31, 2024	4,250,000
Issued	-
Exercised	-
Outstanding at March 31, 2025	4,250,000

Note 11 - Common stock warrants (continued)

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. As of March 31, 2025, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2023	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2024	413,512
Issued	-
Exercised	-
Outstanding at March 31, 2025	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the three months ended March 31, 2025, and 2024 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2025 and December 31, 2024.

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

For the three months ended March 31, 2025, no shares of the Company’s common stock were repurchased and no authorized repurchase plan was in effect.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at March 31, 2025 and December 31, 2024 was $20,843 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.105 and $0.105, respectively.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	March 31, 2025	December 31, 2024
Accrued salaries and benefits	$38,154	$53,255
Accrued retirement and other benefits	689,308	684,976
Offset by shareholder advance	(261,653)	(261,653)
	$465,809	$476,578

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2025 and 2024, there were no incentive fee expenses.

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

Note 15 – Related party transactions (continued)

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

On October 4, 2023, we sold the entirety of our majority, controlling 51% interest in WCI for $6,000,000. Upon the date of the sale, our legacy investment in WCI was deconsolidated and reported as a discontinued operation. See Note 3.

Note 16 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the various G Farma agreements in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at March 31, 2025 and December 31, 2024.

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

Note 16 – Commitments and contingencies (continued)

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the year ended March 31, 2025 and December 31, 2024. The $2,539,597 judgment and interest receivable of $437,646 for the three months ended March 31, 2025 is fully reserved pending the outcome of the Company’s collection process. See Notes 1 and 8 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 for a discussion of the reserve against the finance lease receivable.

Note 17 – Segment Information

Continuing Operations

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments: 1) the historic residual operations segment, which includes the fully impaired settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $437,646 at March 31, 2025 and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG, and 2) its classic energy segment which consists of the Company’s operations and investment in the classic energy space. The classic energy segment includes the fair value of securities investments in (i) oil and gas through Exxon Mobil Corp. (XOM) stock, Occidental Petroleum Corp. (OXY) stock, and Chevron Corp. (CVX) stock, (ii) uranium through Cameco Corp. (CCJ) stock, (iii) coal through Core Natural Resources, Inc. (CNR) stock, and (iv) energy pipelines through Energy Transfer LP (ET) stock, plus the Company’s March 2025 acquisition of three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas for total consideration of $1,369,899. The Company’s primary aim for its classic energy segment is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses or other private energy operating companies as viable opportunities for such acquisition(s) become available. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022, was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The investment in NeuCourt and unrealized and realized investment gains and losses are included in the Corporate, Other, and Eliminations section below.

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

The Company’s three (3) fractional royalty interests entitled the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners of our royalty interests bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is earned. The difference between this accrued royalty revenue and the amount finally received is adjusted when royalty payments are actually paid out. Accrual of estimated royalty income was $2,000 and $0, at March 31, 2025 and 2024, respectively. Royalty income received was $0 and $0, at March 31, 2025 and 2024, respectively. The Company’s CODM monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Note 17 – Segment Information (continued)

Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, adverting and promotion expenses, travel related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended March 31, 2025
Net revenue	$2,000	$-	$-	$2,000
Operating income (loss)	-	(180)	(193,795)	(193,975)
Interest and dividend income	29,649	-	2	29,651
Interest expense	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	85	85
Other asset additions	1,369,899	-	103,923	1,473,822
Other asset amortization	508	-	-	508
Total assets	2,365,252	1,564	887,689	3,254,505

Three months ended March 31, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(188)	(271,075)	(271,263)
Interest and dividend income	5,574	-	41,525	47,099
Interest expense	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	269	269
Other asset additions	-	-	-	-
Other asset amortization	-	-	-	-
Total assets	678,850	2,284	3,625,225	4,306,359

Note 17 – Segment Information (continued)

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three months ended March 31, 2025 and 2024, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2025	2024
Operating loss	$(193,975)	$(271,263)
Realized gain (loss) on investment in securities	9,547	-
Unrealized gain (loss) on investment in securities	(52,538)	31,487
Unrealized gain (loss) on investment in gold	7,043	-
Interest and dividend income	29,651	47,099
Interest expense	-	-
Other income	-	-
Income before income taxes	$(200,272)	$(192,677)

Discontinued Operation – Facilities Operations Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in WCI, our facilities operations segment, on October 4, 2023 for $6,000,000. Following our sale of WCI, we received no new income from WCI and had no further involvement or continuing influence over its operations. Consequently, our facilities operations segment was eliminated at the time of sale. Additionally, the results of operations associated with our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. WCI worked with business park owners, governmental centers, and apartment complexes to reduce their facility-related operating costs. The WCI facilities operations segment is now reported as a discontinued operation. See Note 3.

Note 18 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to March 31, 2025 have occurred that would require recognition or disclosure except as noted below.

Subsequent to quarter end, between April 29, 2025 and May 13, 2025, our Chief Executive Officer, Chet Billingsley, purchased 120,000 shares of the Company’s common stock on the open market at an average price of $0.045 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 and 2024 and our Annual Report on Form 10-K for the year ended December 31, 2024.

We sold the entirety of our majority ownership interest in Waste Consolidators, Inc. (“WCI”) on October 4, 2023 for $6,000,000, resulting in the elimination of our facilities operations segment at that time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the Company’s continuing operations on December 31, 2023, and for all prior periods of comparison and were presented as a discontinued operation.

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

In the public arena, the Company continues its diverse investment activities. These have included the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, facilities operations investment, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company has signaled a substantial return to its energy roots, starting with stock purchases in several energy companies in the oil and gas, coal, and uranium markets and purchase of fractional, non-operating royalty interests in producing oil and gas properties operating in West Texas.

Acquisitions and investments

Discontinued Operation – Facilities Operations Segment

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our facilities operations segment, that provides waste management and disposal services, including waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. WCI is now reported as a discontinued operation. WCI had been a long-standing investment, but it no longer aligns with the Company’s central business focus in the energy sector. The $6,000,000 proceeds from the sale of our WCI shares provided the Company with capital to seek out new business opportunities in the classic energy space of oil and gas, coal, uranium, and related businesses which are Mentor Capital, Inc.’s current focus.

Mentor Capital, Inc.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

○	On March 20, 2025, Mentor Capital, Inc. purchased an average of 0.0332439% oil and gas royalty interests in seven (7) producing horizontal wells and a royalty interest of approximately 0.15625% in two (2) non-producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for a total acquisition cost of $60,980. Prior to the Company’s purchase, average daily production in the last six months was approximately 5,252 BBLs and 5,580 MCF. Transfer of title to oil, gas, and mineral royalty interests and other interests in the name of Mentor Capital, Inc. was recorded on April 3, 2025, subsequent to quarter end, in Howard County, Texas by a certain Mineral and Royalty Deed effective March 1, 2025. Therefore, royalty payments owed to the Company commenced and are recognized as of March 1, 2025. The Company estimates that this first royalty payment will be received by the Company on or around August 2025.

○	On March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for a total acquisition cost of $720,690. Prior to the Company’s purchase, average daily production in the last six months was approximately 16,572 BBLs and 37,496 MCF. Transfer of title to overriding royalty interests together with all interests in any units, bonuses, rents, royalties, and other benefits which may accrue in the name of Mentor Capital, Inc. was recorded on April 9, 2025, subsequent to quarter end, in Martin County, Texas by a certain Assignment of Overriding Royalty Interests effective April 1, 2025. Royalty payments owed to the Company commenced and will be recognized effective April 1, 2025. The Company estimates that this first royalty payment will be received by the Company on or around August 2025.

○	As of March 31, 2025, Mentor Capital, Inc. purchased royalty interests of approximately 0.050099% in forty-one (41) producing oil and gas wells in the Permian Basin situated in Martin County, Texas from Maven Royalty 2, LP, a Delaware limited partnership, for $588,229. Prior to the Company’s purchase, average daily production in the last six months was approximately 15,734 BBLs and 20,645 MCF. Transfer of title to all oil, gas, and associated liquid or liquefiable hydrocarbons, including royalty, overriding royalty, unit interest and mineral interests of whatever nature, in, on, and under that may be produced from or attributable to the property including royalty interests in the name of Mentor Capital, Inc. was recorded on April 9, 2025, subsequent to quarter end, in Martin County, Texas by a certain Mineral and Royalty Deed effective April 1, 2025. Therefore, royalty payments owed to the Company commenced and will be recognized on April 1, 2025. The Company estimates that this first royalty payment will be received by the Company on or around August 2025.

The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells we participate in bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is produced. The difference between accrued royalty income and the amount received is adjusted when royalty payments are paid. Accrual of estimated royalty income was $2,000 and $0, at March 31, 2025 and 2024, respectively. Royalty income received was $0 and $0, at March 31, 2025 and 2024, respectively. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor, to hold interests related to patent rights. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and Canadian patent. The Company received no payment for its divestment. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at March 31, 2025 and December 31, 2024.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At March 31, 2025 and December 31, 2024, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at March 31, 2025.

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

On July 11, 2023, the Court entered judgment against the G Farma Settlers in favor of the Company and Mentor Partner I, LLC in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The judgment and interest receivable of $437,646 at March 31, 2025 is fully reserved pending the outcome of the Company’s collection process. Payments from G Farma and G Farma guarantors will be recognized in Other Income as they are received. The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement and $2,539,591 judgment receivable plus interest receivable of $437,646 at March 31, 2025 in favor of the Company and Partner I.

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

Overview

The Company maintains a diverse and opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into the classic energy markets of oil, gas, coal, uranium, and related businesses. The Company signaled a substantial return to its energy roots, starting with a tracking investment in six New York Stock Exchange energy companies in the oil and gas, coal, uranium, and pipeline markets. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs.

Business Approach

The Company’s primary aim is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses or other private energy operating companies as viable opportunities for such acquisition(s) become available. Our general headquarters functions are aimed at providing accounting, legal, and general business support for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Results of Operations

Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

Revenues

On March 1, 2025, only nine (9) of the one hundred twenty-one (121) wells associated with royalty interests that the Company acquired in March 2025 were effective for revenue recognition during the last 30 days of the first quarter of 2025. Royalty revenue for the remaining one hundred twelve (112) wells will commence on April 1, 2025. Accrued revenue for the three months ended March 31, 2025 was $2,000 compared to $0 for the three months ended March 31, 2024 (“the prior year period”).

Gross profit

Gross profit for the three months ended March 31, 2025 was $2,000 compared to $0 for the prior year period. The Company’s cost of goods sold for the three months ended March 31, 2025 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2025 was $195,975 compared to $271,263 for the prior year period, a decrease of $75,288. We experienced a ($68,048) decrease in professional expenses, a ($9,396) decrease in employee salary and benefits, a ($2,475) decrease in officer salary and benefits, and a ($184) decrease in depreciation expense, offset by $3,750 increase in board of director fees, a $508 increase in accumulated amortization expense, a $468 increase in administrative fees, a $78 increase in insurance, and a $11 increase in travel related expenses resulting in an decrease in other selling, general and administrative expenses of 27.75%, for the three months ended March 31, 2025 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled ($6,297) for the three months ended March 31, 2025 compared to $78,586 for the prior year period, a decrease of ($84,883) or (108.01%). The decrease is due to a $9,547 increase in realized gain on sale of investments, and a $7,043 increase in unrealized gain on investment in gold, offset by a decrease in ($84,025) unrealized gain (loss) on investment in securities plus a ($17,448) decrease in interest income for the three months ended March 31, 2025.

Net results

The net result for the three months ended March 31, 2025 was a net loss attributable to Mentor of ($204,715) or ($0.009) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($208,006) or ($0.008) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At March 31, 2025 we had cash and cash equivalents of $450,504 and working capital of $1,679,058.

Operating cash outflows in the three months ended March 31, 2025 was ($148,528), including ($204,715) of net income, increased by an unrealized loss on investment in securities at fair value of $42,991, increase in accounts payable of $71,976, non-cash depreciation and amortization of $85, and non-cash accumulated amortization of royalty interests of $508, offset by unrealized gain on an investment position in gold at fair value of ($7,043), royalty income receivable of ($2,000), other receivable of escrow funds of ($11,242), prepaid expenses and other assets of ($11,770), accrued expenses of ($16,549), and accrued salary, retirement and benefits to related party of ($10,769).

Cash outflows from investing activities in the three months ended March 31, 2025 were ($1,583,089) which included $82,138 proceeds from investment in securities sold, less ($295,328) purchase of a gold position, and ($1,369,899) purchase of three separate royalty interests in the Permian Basin.

Net cash outflows from financing activities for the three months ended March 31, 2025 were $0.

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

For the three months ended March 31, 2025, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2024. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide additional monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 8, and 16 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. The $2,539,597 judgment and interest receivable of $437,646 for the three months ended March 31, 2025 is fully reserved pending the outcome of the Company’s collection process.

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

We may incur material expenses or delays in financings or SEC filings due to the dismissal of our former auditor, BF Borgers, and our stock price and access to the capital markets may be affected.

As a public company, we are required to file annual and quarterly financial statements with the Securities and Exchange Commission which are audited or reviewed, as applicable, by independent registered public accountants who are PCAOB-registered, and permitted to appear and practice before the Securities and Exchange Commission. On May 3, 2024, our former auditor, BF Borgers was prohibited from practicing before the Securities and Exchange Commission. On May 15, 2025, the Company’s audit committee and Board of Directors unanimously approved the engagement of the Company’s new independent registered public accountant who completed our recent year-end 2024 audit and the re-audit of 2023 and 2022 opening balances. Regardless, any negative news about the proceedings against BF Borgers may also adversely affect investor confidence and public perception of the Company. All of these factors could materially and adversely affect our business, the market price of our common stock, and our ability to access the capital markets.

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

As of March 31, 2025, the Company had 21,686,105 outstanding shares of its Common Stock trading at approximately $0.046 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2025 or in fiscal year 2024.

We may be unable to collect on our ownership in oil and gas royalty interests in the form of oil and gas royalty payments or amounts owed to us may be reduced due to external market conditions, regulatory changes, or the performance of third-party oil and gas operators.

We may be unable to collect on our ownership in oil and gas royalty interests owed to us due to a failure of third-party producers to properly send royalty payments to us, or we may experience delays in payments or mistakes in the amounts sent to us. Further, our royalty payment amounts may be decrease due to declines in production levels on properties in which we have mineral and royalty interests or changes in supply and demand levels for oil, gas, and natural gas. Our royalty interests may also be impacted by negative market and trade conditions that may affect the demand for oil, gas, and natural gas, which would impact prices for those commodities. We may be impacted by actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia that affect the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, including regional supply and demand factors and delays of production that may be caused by governmental or state orders, rules, or regulations that impose production limits on such acreage including federal, state, and legislative initiatives relating to hydraulic fracturing. Our royalty interest payments may be decreased due to risks related to climate change. Restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin could affect our royalty payments. Future royalty revenue may also be affected by significant declines in prices for oil, natural gas, or natural gas liquids, which, if significant, may require significant impairment of our royalties. Third party operators may be impacted by changes in U.S. energy, environmental, monetary and trade policies and conditions in the capital, financial and credit markets, including the availability and pricing of capital for their drilling and development operations, or they could face changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services, or a lack of or disruption in access to adequate and reliable transportation, processing, storage and other facilities impacting operators, including severe weather conditions and natural disasters.

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

If we are unable to protect our royalty interests and property, our competitive position would be adversely affected.

We and our partners and subsidiaries intend to rely on contracts and agreements with to protect our property rights. If we, or our affiliates and partners, fail to protect property rights, including our royalty interest rights, our business, financial condition, and results of operations would suffer. In the future, we may be forced to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of Mr. Billingsley could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we substantially rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals who we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees and the services of outside professionals as needed, we may be unable to execute our business plan

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 14.48% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 31, 2025, Mr. Billingsley owned approximately 8.38% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 14.48% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

Our Common Stock is not listed on any exchange and trades on the OTC Markets OTCQB system. As such, the market for our Common Stock is limited and is not regulated by the rules and regulations of any exchange. Freely trading shares of even fully reporting OTCQB companies like ours receive careful scrutiny by brokers who may require legal opinion letters, proof of consideration, medallion guarantees, or expensive fee payments before accepting or declining share deposits. Further, the price of our Common Stock and its volume in the market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock may trade relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our Common Stock. Because we do not now pay cash dividends on our Common Stock, stockholders may not be able to receive a return on their shares unless they are able to sell them. The market price of our Common Stock will likely fluctuate in response to a number of factors, including but not limited to the following:

● sales, sales cycle, and market acceptance or rejection of the energy products and services or the royalty interests in which we’ve invested;

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

The effects of negative worldwide economic events, such as the impact of inflation, interest rate fluctuations, tariff increases, recession, climate regulation, economic sanctions, potential banking or currency crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the war in Ukraine, the war in the Middle East, the post-election change in the U.S. federal government’s administration, product and labor shortages, increased risk to oil and energy markets, market conditions that could impact the price of gold, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic political, and military situations future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory scrutiny even if our actions are entirely legal and beneficial to society. Also, we may have difficulties in securing additional financing in the energy sector.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 14, 2023, our Chief Executive Officer, Chet Billingsley, exercised 2,000,000 Series D warrants at $0.02 per share. Mr. Billingsley paid the Company $40,000 in cash. This increased Mr. Billingsley’s share ownership by 2,000,000 common shares, increased the Company’s outstanding shares of common stock to 21,686,105, and decreased the Company’s outstanding Series D warrants to 4,250,000.

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

Item 3. Defaults Upon Senior Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
3.2	Bylaws of the Company (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.1	Instrument Defining Rights of Security Holders. (A copy of our Bankruptcy Plan of Reorganization, including Mentor’s Sixth Amended Disclosure Statement, incorporated by reference to Exhibit 4 of our Registration Statement on Form 10, filed with the SEC on November 19, 2014.)
4.2	Description of assumed warrants to purchase shares of Mentor’s Common Stock (Incorporated by reference to Mentor’s Definitive Information Statement on Schedule 14C filed with the SEC on July 10, 2015).
4.3	Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (Incorporated by reference to Exhibit 4.3 to Mentor’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2017, filed with the SEC on November 9, 2017)
10.1	Mineral and Royalty Deed granted to Mentor Capital, Inc. from Bluestem Royalty Partners, LP effective March 1, 2025
10.2	Assignment of Overriding Royalty Interests granted to Mentor Capital, Inc. from Gatorex Holdings, LLC effective April 1, 2025
10.3	Mineral and Royalty Deed granted to Mentor Capital, Inc. from Maven Royalty 2, LP effective April 1, 2025
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Exhibits
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mentor Capital, Inc.

Date: May 14, 2025	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 14, 2025	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-45-