Form 10-Q
period 2025-09-30
Mentor Capital, Inc.
filed 2025-11-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 12, 2025, there were 21,686,105 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations related to production levels measured in 42 gallon barrels of crude oil (“BBLs”) or production levels per 1,000 cubic feet of natural gas (“MCF”) on properties in which we have mineral and royalty interests, changes in supply and demand levels for oil, natural gas, and natural gas liquids, coal, and uranium and the resulting impact on the price for those commodities, risks that third party operators will not pay us, actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage, federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations, physical and transition risks and benefits relating to global milding and other climate changes, restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin, significant declines in prices for oil, coal, uranium, natural gas, or natural gas liquids, which could require recognition of significant impairment, changes in U.S. energy, environmental, monetary and trade policies, conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by operators, changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting operators, lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting operators, severe weather conditions and natural disasters, money printing, inflation, market conditions and monetization that could impact the price of gold, interest rate fluctuations, tax increases, tariff increases, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking or currency crises, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the war in Ukraine, the conflicts in the Middle East and the reoccurring election-related changes in the U.S. federal government’s administration on the Company’s business and results of operations, are forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$109,914	$2,182,121
Investments in securities, fair value	830,270	1,120,482
Investment position in gold, at fair value	612,328	-
Royalty income receivable	38,456	-
Prepaid expenses and other current assets	14,137	7,010

Total current assets	1,605,105	3,309,613

Property and equipment
Property and equipment	56,704	48,239
Accumulated depreciation and amortization	(47,976)	(47,721)

Property and equipment, net	8,728	518

Other assets
Long term investments	104,431	104,431

Intangible property
Royalty interests in the Permian Basin	1,369,899	-
Accumulated amortization of royalty interests	(69,003)	-

Intangible property, net	1,300,896	-

Total other assets	1,405,327	104,431

Total assets	$3,019,160	$3,414,562

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$15,625	$3,166
Accrued expenses	39,588	42,599
Total current liabilities	55,213	45,765

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	490,473	476,578
Total long-term liabilities	490,473	476,578
Total liabilities	545,686	522,343

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. *	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 21,686,105 and 21,686,105 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	2,169	2,169
Additional paid in capital	11,917,362	11,917,362
Accumulated deficit	(9,446,057)	(9,027,312)
Total shareholders’ equity	2,473,474	2,892,219
Total liabilities and shareholders’ equity	$3,019,160	$3,414,562

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Royalty revenue	$40,430	$-	$117,430	$-

Total revenue	40,430	-	117,430	-

Cost of sales	-	-	-	-

Gross profit	40,430	-	117,430	-

Costs and expenses
Severance and ad valorem taxes	6,064	-	6,064	-
Selling, general, and administrative expenses	195,050	154,279	592,757	637,571

Total costs and expenses	201,114	154,279	598,821	637,571

Operating income (loss)	(160,684)	(154,279)	(481,391)	(637,571)

Other income and (expense)
Loss on long-term investments	-	-	-	(250,208)
Interest income	3,896	39,627	40,940	136,136
Unrealized gain (loss) on investment in securities	87,520	(42,563)	115,314	(19,925)
Unrealized gain (loss) on investment in gold	71,943	-	95,982	-
Loss on sale of investments	-	-	(185,147)	-

Total other income and (expense)	163,359	(2,936)	67,089	(133,997)

Income (loss) before provision for income taxes	2,675	(157,215)	(414,302)	(771,568)

Provision for income taxes	-	-	(4,443)	(15,329)

Net income (loss)	$2,675	$(157,215)	$(418,745)	$(786,897)

Basic and diluted net income (loss) per common share:
Basic	$0.00012	$(0.007)	$(0.019)	$(0.033)
Diluted	0.00011	(0.007)	(0.019)	(0.033)

Weighted average number of shares of common stock outstanding:
Basic	21,686,105	22,921,018	21,686,105	23,980,070
Diluted	25,086,105	25,653,161	25,086,105	26,712,213

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balances at June 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,448,732)	$2,470,799

Net income (loss)	-	-	-	-	-	2,675	2,675

Balances at September 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,446,057)	$2,473,474

Balances at June 30, 2024	11	$-	23,284,559	$2,328	$12,022,470	$(8,817,489)	$3,207,309

Treasury stock buy-backs	-	-	(1,454,166)	(145)	(94,765)	-	(94,910)

Net income (loss)	-	-	-	-	-	(157,215)	(157,215)

Balances at September 30, 2024	11	$-	21,830,393	$2,183	$11,927,705	$(8,974,704)	$2,955,184

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balances at December 31, 2024	11	-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219

Net income (loss)	-	-	-	-	-	(418,745)	(418,745)

Balances at September 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,446,057)	$2,473,474

Balances at December 31, 2023	11	$-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717

Treasury stock buy-backs	-	-	(2,855,712)	(286)	(173,350)	-	(173,636)

Net income (loss)	-	-	-	-	-	(786,897)	(786,897)

Balances at September 30, 2024	11	$-	21,830,393	$2,183	$11,927,705	$(8,974,704)	$2,955,184

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(418,745)	$(786,897)
Depreciation and amortization	255	807
Accumulated amortization of royalty interests	69,003	-
Amortization of discount on investment in account receivable	-	(9,559)
(Gain) loss on investment in securities at fair value	69,833	19,925
(Gain) loss on investment in gold, at fair value	(95,982)	-
Loss on long-term investments	-	250,208
Decrease (increase) in operating assets
Royalty income receivable	(38,456)	-
Other receivables	-	(45,000)
Prepaid expenses and other current assets	(7,127)	(5,781)
Increase (decrease) in operating liabilities
Accounts payable	12,459	3,331
Accrued expenses	(3,011)	(31,986)
Accrued salary, retirement, and benefits - related party	13,895	30,134

Net cash provided by (used by) operating activities	(397,876)	(574,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(614,830)	-
Purchase of gold position	(516,346)	-
Proceeds from investment securities sold	835,209	-
Acquired royalty interests in the Permian Basin	(1,369,899)	-
Purchases of property and equipment	(8,465)	-

Net cash (used by) investing activities	(1,674,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid in capital - stock repurchase	-	(286)
Payments on repurchase of stock	-	(173,350)

Net cash (used by) financing activities	-	(173,636)

Net change in cash	(2,072,207)	(748,454)

Beginning cash	2,182,121	2,431,229

Ending cash	$109,914	$1,682,845

SUPPLEMENTARY INFORMATION:

Cash paid for income taxes	$3,563	$14,289

See accompanying Notes to Financial Statements

Note 1 - Nature of operations

Corporate Structure Overview

Mentor Capital, Inc. (“Mentor” or “the Company”), reincorporated under the laws of the State of Delaware in September 2015.

The entity was originally founded as an investment partnership in Silicon Valley, California, by the current CEO in 1985 and subsequently incorporated under the laws of the State of California on July 29, 1994. On September 12, 1996, the Company’s offering statement was qualified pursuant to Regulation A of the Securities Act, and the Company began to trade its shares publicly. On August 21, 1998, the Company filed for voluntary reorganization, and on January 11, 2000, the Company emerged from Chapter 11 reorganization and relocated to San Diego. Effective September 24, 2015, Mentor Capital, Inc. reincorporated as a Delaware corporation and in September 2020, Mentor relocated its corporate office from San Diego, California, to Plano, Texas.

The Company’s common stock is publicly traded on OTC Markets Over-the-Counter Venture Market (“OTCQB”), under the trading symbol: MNTR.

The Company’s current industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures, sometimes utilizing Mentor’s gold position as a bridge asset until an acceptable energy acquisition for new preferred shareholders can be closed. Additionally, the Company has residual investments in legal dispute resolution services, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue.

Mentor and its 100% owned subsidiaries, Mentor IP, LLC (“MCIP”), Mentor Partner I, LLC, (“Partner I”), Mentor Partner II, LLC (“Partner II”), and TWG, LLC (“TWG”), are headquartered in Plano, Texas.

MCIP held patent and licensing rights which were divested on October 24, 2023. No capitalized assets related to MCIP are recognized on the consolidated financial statements at September 30, 2025 and December 31, 2024.

On August 27, 2021, the Company and Mentor Partner I, LLC entered into a Settlement Agreement and Mutual Release with the G Farma Entities and guarantors (“G Farma Settlors”) to resolve and settle all outstanding claims on an unpaid finance lease receivable and notes receivable of balances of $803,399 and $1,045,051, respectively, plus accrued interest (“Settlement Agreement”). As of October 2022, the G Farma Settlors failed to make two monthly payments and failed to cure each default pursuant to the Settlement Agreement. As a result, $2,000,000 was added to the amount payable by the G Farma Settlors in accordance with the terms of the Settlement Agreement. On July 11, 2023, the Court entered judgment against the G Farma Settlors and in favor of the Company and Partner I in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The $2,539,597 judgment and interest receivable of $564,973 for the nine months ended September 30, 2025 is fully reserved pending the outcome of the Company’s collection process. See Notes 8 and 16.

On November 22, 2017 and October 31, 2018, the Company purchased convertible notes in principal face value of $50,000 and $25,000, respectively, from NeuCourt, Inc. (“NeuCourt”) that each bore interest at 5% per annum. On November 7, 2019, October 28, 2020, and January 4, 2022, the Company received 25,000, 52,000, and 27,630 warrants covering an aggregate of 105,130 shares of NeuCourt common stock exercisable at $0.02 per share in exchange for the Company’s agreement to extend the maturity dates of the convertible notes. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At September 30, 2025, the SAFE Purchase Amount is $93,756. On December 21, 2018, Mentor paid $10,000 to purchase 500,000 shares of NeuCourt common stock, representing approximately 6.13% of NeuCourt’s issued and outstanding common stock at September 30, 2025. See Note 7.

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

The Company maintains an opportunistic acquisition focus. After it sold its former legacy investment in WCI, it looked to expand into the classic energy markets of oil, gas, coal, uranium, and related businesses. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in oil and gas, coal, and uranium.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. See Note 9.

The Company also maintains gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. Mentor’s gold position values currently equal approximately two-thirds of its market capitalization. These holdings may serve as an immediately available asset that can be temporarily added to the Company’s Core Q Holdings, and act as a bridge investment backing Mentor’s Series Q Preferred Stock until an acceptable energy acquisition is closed and permanently added to the Core Q Holdings, replacing the gold bridge. See Note 13.

Note 2 - Summary of significant accounting policies

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,446,057) as of September 30, 2025. The Company has recently received significant profit from the sale of its former majority-owned subsidiary, although negative cash flows from operations continue. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 9.

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

Impact related to endemic factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic, political, and military situations, economic sanctions, the impact of money printing, inflation, interest rate fluctuations, tax increases, tariff increases, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, market conditions that could impact the price of gold, the monetization of gold, potential banking or currency crises, the war in Ukraine, the conflicts in the Middle East, the reoccurring election-related changes in the U.S. federal government’s administration, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. Additionally, the collectability of our investment in account receivable was impaired by $116,430 on February 15, 2022, due to a reduction in our estimated collection amount for the 2020 annual installment payment, which was affected by the COVID-19 pandemic, and the terms of the investment were modified, resulting in an additional loss of $41,930 and at June 11, 2024 the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Note 4.

The risk of money printing, inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances is expected to continue in 2025.

We anticipate that current cash and associated resources without new inflows would be sufficient for us to execute our business plan for four years after the date these financial statements are issued. The ultimate impact of endemic factors on our business, results of operations, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

Segment reporting

Continuing operations

The Company has determined that there are currently two reportable segments: 1) the Company’s energy segment and 2) the Company’s historic residual operations segment. The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively.

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

Income Taxes: Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures,” which updates ASC 740 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU will be adopted by the Company upon the ASU effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” which adds ASC 220-40 to expand disclosure requirements related to entity expenses. Upon adoption, entities will be required to disclose a disaggregation of certain expense categories included within the expense captions on the face of the income statement within the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU will be adopted by the Company upon the ASU effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

There was no accounting pronouncements issued during the nine months ended September 30, 2025 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2025 and December 31, 2024.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2025 and December 31, 2024, the Company had no allowance for doubtful normal course receivables.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in unrealized investment gains (losses), net.

Investments in gold at fair value

Our investment in gold consists of the quoted, unadjusted market price of our gold position reported at fair value less the Company’s known cost to sell. Under ASC 825-10 “Financial Instruments: Fair Value Option,” and ASC 820 “Fair Value Measurement,” the Company elected to report changes in the fair value of its gold investment in unrealized investment gains (losses), net of the Company’s cost to sell to a known broker within the dealer market system, including commission.

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

Investments in debt securities

At September 30, 2025 and December 31, 2024, the Company held no investments in debt securities.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 and 2025 annual installment payments have not been received. On June 11, 2024, the receivable was fully impaired due to a history of uncertain payments. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company intends to continue to pursue the payment of the amounts owed by available legal means. See Note 4.

Credit quality of notes receivable and finance leases receivable, and credit loss reserve

As our notes receivable and finance leases receivable are expected to be limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors, including, but not limited to, financial results, satisfying scheduled payments, and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments.

Lessee Leases

We determine whether an arrangement is a lease at inception under ASC 842 “Leases.” This includes general descriptions of leases and various details regarding terms and conditions, such as the basis on which variable lease payments are determined. Lessee leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria is met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, and (iii) the lease term is for a significant part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria.

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

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. Undiscounted cash flows are used for the recoverability test. Discounted cash flows are used to determine fair value if impairment is triggered. The Company’s royalty interests are analyzed in comparison to net present value calculated by using a 10% discount rate ceiling for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of September 30, 2025, the total carrying value of all royalty interests taken together was $1,300,896, which was calculated as the beginning balance of our royalty interests of $1,369,899, less accumulated amortization of $69,003 at September 30, 2025. No indicators of impairment were identified during the three and nine months ended September 30, 2025. See Note 9.

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

Goodwill

On October 4, 2023, the Company sold the entirety of its interest in Waste Consolidators, Inc. (“WCI”) for $6,000,000 by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. The sale price exceeded the prior combined carrying value plus goodwill of WCI, with proceeds initially recorded as $5,000,000 cash and a $1,000,000 one-year note receivable. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. Prior to the sale, goodwill of $1,324,142 was derived from consolidating WCI effective January 1, 2014, and $102,040 of goodwill was derived from the 2003 acquisition of a 50% interest in WCI. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives were no longer subject to amortization but were tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired prior to the sale. Effective October 4, 2023, on the date of the sale of our WCI shares, we met the criteria outlined in ASC Topic 205-20 “Discontinued Operations,” for our $1,426,182 goodwill to be reduced to $0 and the results of operations and assets and liabilities for our facilities operations segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, goodwill in an aggregate amount of $1,426,182 was reduced to $0. No goodwill was reported in the Company’s condensed consolidated balance sheets at September 30, 2025 and December 31, 2024. See Note 3.

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

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells will participate in and bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is produced. The difference between accrued royalty income and the amount received is adjusted when royalty payments are paid. Therefore, our royalty income accruals are subject to revision. The performance or lack of performance of third-party producers who send royalty payments to the Company, weather conditions, the accuracy of historical check stub and well volume data from the energy professionals upon which our estimates rely, production levels and actual volumes, and prices of oil and natural gas sales may materially impact our royalty income receivable amounts. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors that may materially impact the recoverability of our royalty interests. Because the Company’s royalty interests are owned by the Company, it has the right to receive royalty interest payments once production has occurred, at which point payment is unconditional. The Company’s receipt of royalty interest payments is not attached to any performance obligation that the Company must perform, such as the delivery of goods or services in order to receive payment from a customer. Therefore, the Company’s ownership of royalty interests is not a contractual asset or liability under ASC 606, “Revenue from Contracts with Customers.”

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

There were 4,250,000 potentially dilutive outstanding warrants for the three months ended September 30, 2025, that, on a treasury stock basis, had the dilutive effect of 3,400,000 common shares.

Outstanding warrants that did not affect the computation of the dilutive weighted average number of shares outstanding, as their effect would be anti-dilutive, were 4,250,000 for the nine months ended September 30, 2025, and December 31, 2024, respectively.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three and nine months ended September 30, 2025 and 2024 and is not included in calculating the diluted weighted average number of shares outstanding.

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

In connection with the sale, the Company received net, after WCI debt payoff, $5,000,000 in cash on October 4, 2023 and a one-year unsecured, subordinated, promissory note in the initial principal face amount of $1,000,000. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024.

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

Deconsolidation

In accordance with ASC Topic 810-10-40, “Consolidation — Overall – Derecognition - Deconsolidation of a Subsidiary or Derecognition of a Group of Assets,” a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated WCI from our consolidated financial statements on October 4, 2023 and recognized a gain on the disposal of discontinued operations totaling $4,805,389. The $4,805,389 gain on disposal of discontinued operation represented the amount of our purchase price allocation at 51% WCI assets and liabilities, net investment in 51% of WCI earnings, and net investment in WCI distributions offset by the sale price as of the disposal date of October 4, 2023. We have eliminated WCI from our consolidated financials as of October 4, 2023. Accordingly, WCI was excluded from the Company’s continuing operations on December 31, 2023, and prior periods of comparison and WCI’s financial results were presented as a discontinued operation in the Company’s consolidated financial statements at such time. See Note 3 in the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for further discussion regarding the Company’s former interest in WCI.

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

The investment in account receivable consists of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Face value*	$287,200	$287,200
Impairment	(250,208)	(250,208)
Total	36,992	36,992
Unamortized discount	(36,992)	(36,992)
Net balance	-	-
Long term portion	$-	$-

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.

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

For the three months ended September 30, 2025 and 2024, $0 and $0 of discount amortization is included in interest income, respectively. For the nine months ended September 30, 2025 and 2024, $0 and $9,559 of discount amortization is included in interest income, respectively.

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

Note 6 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2025	December 31, 2024
Computers	$42,091	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	56,704	48,239
Accumulated depreciation and amortization	(47,976)	(47,721)

Net Property and equipment	$8,728	$518

Depreciation and amortization expense were $85 and $269 for the three months ended September 30, 2025 and 2024, and $255 and $807 for the nine months ended September 30, 2025 and 2024, respectively.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At September 30, 2025 and December 31, 2024, the SAFE Purchase Amount was $93,756.

Note 8 – Finance leases receivable

Net finance leases receivable from G Farma payable to Mentor Partner I, LLC (“Partner I”) remain fully impaired at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, Partner I recognized no finance lease revenue. See Note 16.

Net finance leases receivable, non-performing, consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Gross minimum lease payments receivable	$1,203,404	$1,203,404
Accrued interest	-	-
Less: unearned interest	(400,005)	(400,005)
Less: reserve for bad debt	(803,399)	(803,399)
Finance leases receivable	$-	$-

Note 9 – Interest in oil and gas royalties

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

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

The Company’s ownership in various non-operating royalty interests that result in future economic benefit in the form of royalty payments following production is classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Therefore, the acquisition purchase price and associated transaction costs of our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. In contemplation of the purchase of oil and gas royalty interests, management studied the historical production curves of the wells individually and in the aggregate, along with studying its estimated percentage of royalty income based on historical royalty payments in alignment with the percentage it purchased. The Company’s royalty interests are analyzed in comparison to net present value calculated using a 10% discount rate (“NPV10”) ceiling for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of September 30, 2025, the total carrying value of all royalty interests taken together was $1,300,896, which was calculated as the beginning balance of our royalty interests of $1,369,899 less accumulated amortization of $69,003 at September 30, 2025. No indicators of impairment were identified during the three and nine months ended September 30, 2025.

The following table summarizes activity related to the royalty interests at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance(1)	$1,369,899	$-
Additions	-	-
Amortization	(69,003)	-
Impairment	-	-
Ending balance	$1,300,896	$-

(1)	The beginning balance reflects the Company’s total royalty interest acquisitions as of September 30, 2025. A total of $1,369,899 royalty interests had been acquired as of March 31, 2025.

The Company’s three (3) fractional royalty interests entitled the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners of our royalty interests bear the costs of operation and development.

Royalty revenue was $40,430 and $0 for the three months ended September 30, 2025 and 2024, and $117,430 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued royalty income and incurred production, severance, environmental, and regulatory taxes (collectively, “severance taxes”) are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received. Some of the initial payments owed to us may not be received until one hundred and twenty days following the transfer of title, or until the end of the fourth quarter of 2025. Generally, it is estimated that payments will be received thirty to ninety days from the date of production. The performance and accuracy of third-party producers who send royalty payments to the Company, production volumes, and prices of oil and natural gas, may materially impact our royalty income receivable amounts.

Accrual of estimated royalty income was $38,456 and $0 as of September 30, 2025 and 2024, respectively, which represent the Company’s estimated receivables for approximately two and a half months. Royalty payments received were $21,312 and $0 for the three months ended September 30, 2025 and 2024, which represent a portion of the royalty income earned by the Company in July 2025. Royalty payments received were $78,974 and $0 for the nine months ended September 30, 2025 and 2024, respectively, which represent a portion of the royalty income earned by the Company between March 2025 and July 2025. Actual and estimated severance taxes were approximately 5.22% of actual and accrued royalty income at the nine months ended September 30, 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, available production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

The Company anticipates incurring annual ad valorem tax liability for its royalty interests located in the state Texas. Such liability may be assessed according to value by the county assessor in localities where our royalty interests are located, in accordance with local and state law. Ad valorem tax liability was $0 and $0 for the three months and nine months ended September 30, 2025, and 2024.

Subsequent to quarter end, the Company received a total of $18,244 in royalty interest payments, gross, which, after payment of $884 in severance taxes paid by the Company, were $17,360, net, which represents a portion of the royalty income earned by the Company in August, 2025. See Note 18.

Note 10 – Investments and fair value

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

		Fair Value Measurement Using
	Unadjusted Quoted Market Prices	Unadjusted Quoted Market Prices Less Costs to Sell	Quoted Prices for Identical or Similar Assets in Active Markets	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 1)	(Level 2)	(Level 3)	(Level 3)
	Investment in Securities	Investment in Gold		Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2023	$647,363	$-	$-	$675	$103,756
Total gains or losses
Included in earnings (or changes in net assets)	34,989	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1,420,608	-	-	-
Issuances	-	-	-	-	-
Sales	(982,478)	-	-	-	-
Settlements	-	-	-	-	-
Balance at December 31, 2024	$1,120,482	-	-	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	(69,833)	95,982	-	-	-
Purchases, issuances, sales, and settlements
Purchases	614,830	516,346	-	-	-
Issuances	-	-	-	-	-
Sales	(835,209)	-	-	-	-
Settlements	-	-	-	-	-
Balance at September 30, 2025	$830,270	$612,328	$-	$675	$103,756

On March 17, 2025, the Company purchased a 3 (three) kilogram gold position for $295,328, and on July 17, 2025, the Company purchased a 2 (two) kilogram gold position for $221,018. Because the Company’s primary purpose for purchasing gold was for investment purposes, the Company elected the fair value option under ASC 825-10 “Financial Instruments – Fair Value Option.” The fair value measure that fits the Company’s investment in gold is Level 1 because there are quoted prices in active markets for the identical investment position. The Company reports changes in the fair value of its investment in gold as unrealized investment gains (losses), net of the Company’s cost to sell to a known broker within the dealer market system, including commission.

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

All Series A, B, C, and D warrants have been called, and all Series A, B, and C warrants have been exercised. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series D warrants. The Company may lower the exercise price of all or part of a warrant series at any time. Similarly, the Company could reverse split the stock to raise the stock price further above the warrant exercise price. The warrants are specifically not affected and do not split with the shares in the event of a reverse split. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. Therefore, Management believes that the act of lowering the exercise price is not a change from the original warrant grants, and the Company did not record an accounting impact as a result of such a change in exercise prices.

Exercise prices in effect from January 1, 2015 through September 30, 2023 for Series D warrants were $1.60 per share plus a $0.10 per warrant redemption fee, if applicable. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus the $0.10 per warrant redemption fee, if applicable, and the exercise price in effect at September 30, 2025 for the Series D warrants is $0.02 per share plus a $0.10 per warrant redemption fee, if applicable.

In 2009, the Company entered into an Investment Banking agreement with Network 1 Financial Securities, Inc. and a related Strategic Advisory Agreement with Lenox Hill Partners, LLC regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants, with a 30-year life. As of September 30, 2025, and December 31, 2024, there were 413,512 Series H ($7) Warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company.

As of September 30, 2025, and December 31, 2024, the weighted average contractual life for all Mentor warrants was 12.75 years and 13.50 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the nine months ended September 30, 2025, no Series D warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at September 30, 2025 and December 31, 2024 was $340,000 and $237,150, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2023	6,250,000
Issued	-
Exercised	2,000,000

Outstanding at December 31, 2024	4,250,000
Issued	-
Exercised	-
Outstanding at September 30, 2025	4,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. As of September 30, 2025, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2023	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2024	413,512
Issued	-
Exercised	-
Outstanding at September 30, 2025	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court-specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer was repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions, which were formerly priced on a calendar month schedule, would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the nine months ended September 30, 2025, and 2024, no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2025 and December 31, 2024.

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

For the nine months ended September 30, 2025, no shares of the Company’s common stock were repurchased, and no authorized repurchase plan was in effect.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 included this interest. On April 3, 2025, the Company announced that the Series Q Preferred Stock was fully backed by the Company’s investment in gold at a valuation of $100,928 per kilogram at an equal starting value of $20,843 per share. Core Q Holdings backed by gold will not bear operating costs. Core Q Holdings backed by gold are intended to be reallocated into leading Mentor energy assets and projects of equal starting value that are selected by management. Upon selection, the equal value of allocated energy assets would be reallocated to the Core Q Holdings, and an equal value of gold would coincidentally be reallocated in a ledger entry back to the Company. Reallocated energy assets would bear a ratio of associated costs. The Core Q Holdings Asset Value at September 30, 2025 and December 31, 2024 were $25,983 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, the Series Q Preferred Stock could have been converted into the Company’s Common Stock at the Conversion Price of $0.105 and $0.105 per Mentor Capital, Inc. common share, respectively.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	September 30, 2025	December 31, 2024
Accrued salaries and benefits	$54,154	$53,255
Accrued retirement and other benefits	697,972	684,976
Offset by shareholder advance	(261,653)	(261,653)
	$490,473	$476,578

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the nine months ended September 30, 2025 and 2024, there were no incentive fee expenses.

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

Between April 29, 2025 and September 30, 2025, our Chief Executive Officer, Chet Billingsley, purchased 657,000 shares of the Company’s common stock on the open market at an average price of $0.054 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to quarter end, between October 1, 2025, and November 11, 2025, our Chief Executive Officer, Chet Billingsley, purchased an additional 188,000 shares of the Company’s common stock on the open market at an average price of $0.107 per share. See Note 18.

Note 16 – Commitments and contingencies

On May 28, 2019, the Company and Mentor Partner I, LLC filed suit against the G Farma Entities and three guarantors to the various G Farma agreements in the California Superior Court in and for the County of Marin. The Company primarily sought monetary damages for breach of the G Farma agreements, including promissory notes, leases, and other agreements, to recover collateral under a security agreement and to collect from guarantors on the agreements. The Company obtained, in January 2020, a writ of possession to recover leased equipment within G Farma’s possession. On January 31, 2020, all remaining equipment leased to G Farma by Mentor Partner I was repossessed by the Company. In the quarter ended June 30, 2020, the Company sold all of the recovered equipment, with an original cost of $622,670, for net proceeds of $249,481, after deducting shipping and delivery costs. All proceeds from the sale of repossessed equipment have been applied to the G Farma lease receivable balance that is fully reserved at September 30, 2025 and December 31, 2024.

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

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments from the G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the nine months ended September 30, 2025 and the year ended December 31, 2024. The $2,539,597 judgment and interest receivable of $564,973 for the nine months ended September 30, 2025 is fully reserved pending the outcome of the Company’s collection process. See Notes 1 and 8 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 for a discussion of the reserve against the finance lease receivable.

Note 17 – Segment Information

Continuing Operations

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments. The first reportable segment is its classic energy segment which consists of the Company’s operations and investment in the classic energy space. The classic energy segment includes the fair value of securities investments in (i) oil and gas through Exxon Mobil Corp. (XOM) stock, Occidental Petroleum Corp. (OXY) stock, and Chevron Corp. (CVX) stock, (ii) uranium through Cameco Corp. (CCJ) stock, and (iii) coal through Core Natural Resources, Inc. (CNR) stock, plus the Company’s March 2025 acquisition of three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas for total consideration of $1,369,899. The Company’s primary aim for its classic energy segment is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses, or other private energy operating companies as viable opportunities for such acquisition(s) become available. The second reportable segment consists of the Company’s historic residual operations, which include the fully impaired settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $564,973 accrued interest at September 30, 2025, and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG. The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, which on July 15, 2022, was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The gold investment, short-term treasury exchange-traded funds, and the investment in NeuCourt are included in the Corporate and Eliminations section below.

The Company’s Chief Operating Decision Maker (“CODM”) is Chairman and Chief Executive Officer, Chet Billingsley. The CODM evaluates the performance of the Company’s operating segments on an ongoing weekly basis and he routinely monitors each segment’s exposure to risk due to potential economic factors, societal trends, and market conditions in order to assess and determine the proper allocation of resources related to segment expenses. The CODM uses segment operating income (loss) to review monthly, quarterly, and annual segment trends. Additionally, the CODM regularly monitors actual cash and cash equivalent balances.

The Company’s three (3) fractional royalty interests entitled the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners of our royalty interests bear the costs of operation and development.

Royalty revenue was $40,430 and $0 for the three months ended September 30, 2025 and 2024, and $117,430 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued royalty income and severance taxes are estimated in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $38,456 and $0 as of September 30, 2025 and 2024, which represent the Company’s estimated receivables for approximately two and a half months. Royalty payments received were $21,312 and $0 for the three months ended September 30, 2025 and 2024, which represent a portion of the royalty income earned by the Company in July 2025. Royalty payments received were $78,974 and $0, for the nine months ended September 30, 2025 and 2024, respectively, which represent a portion of the royalty income earned by the Company between March 2025 and July 2025. Actual and estimated severance taxes were approximately 5.22% of actual and accrued royalty income at the nine months ended September 30, 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company’s CODM monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

The Company anticipates incurring annual ad valorem tax liability for its royalty interests in Texas. This liability would be assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law. Ad valorem tax liability was $0 and $0 for the three months and nine months ended September 30, 2025, and 2024.

Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security, and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, advertising and promotion expenses, travel-related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended September 30, 2025
Net revenue	$40,430	$-	$-	$40,430
Operating income (loss)	-	(180)	(160,504)	(160,684)
Interest and dividend income	3,895	-	1	3,896
Interest expense	-	-	-	-
Severance and ad valorem taxes	6,064	-	-	6,064
Property additions	-	-	8,465	8,465
Fixed asset depreciation and amortization	-	-	85	85
Other asset additions	-	-	-	-
Other asset amortization	34,247	-	-	34,247

Three months ended September 30, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(180)	(154,099)	(154,279)
Interest and dividend income	4,458	-	35,169	39,627
Interest expense	-	-	-	-
Severance and ad valorem taxes	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	269	269
Other asset additions	-	-	-	-
Other asset amortization	-	-	-	-

Nine months ended September 30, 2025
Net revenue	$117,430	$-	$-	$117,430
Operating income (loss)	-	(802)	(480,589)	(481,391)
Interest and dividend income	40,936	-	4	40,940
Interest expense	-	-	-	-
Severance and ad valorem taxes	6,064	-	-	6,064
Property additions	-	-	8,465	8,465
Fixed asset depreciation and amortization	-	-	255	255
Other asset additions	1,369,899	-	-	1,369,899
Other asset amortization	69,003	-	-	69,003
Total assets	1,444,159	1,507	1,573,494	3,019,160

Nine months ended September 30, 2024
Net revenue	$-	$-	$-	$-
Operating income (loss)	-	(810)	(636,761)	(637,571)
Interest and dividend income	16,013	-	120,123	136,136
Interest expense	-	-	-	-
Severance and ad valorem taxes	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	807	807
Other asset additions	-	-	-	-
Other asset amortization	-	-	-	-
Total assets	627,438	1,924	2,858,425	3,487,787

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and nine months ended September 30, 2025 and 2024, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss)	$(160,684)	$(154,279)	$(481,391)	$(637,571)
Loss on long-term investments	-	-	-	(250,208)
Realized gain (loss) on investment in securities	-	-	(185,147)	-
Unrealized gain (loss) on investment in securities	87,520	(42,563)	115,314	(19,925)
Unrealized gain (loss) on investment in gold	71,943	-	95,982	-
Interest and dividend income	3,896	39,627	40,940	136,136
Interest expense	-	-	-	-
Other income	-	-	-	-

Income (loss) before income taxes	$2,675	$(157,215)	$(414,302)	$(771,568)

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

Note 18 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to September 30, 2025 have occurred that would require recognition or disclosure, except as noted below.

Subsequent to quarter end, between October 1, 2025, and November 11, 2025, our Chief Executive Officer, Chet Billingsley, purchased 188,000 shares of the Company’s common stock on the open market at an average price of $0.107 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to quarter end, as of October 30, 2025, the Company has received a total of $18,244 in royalty interest payments, gross, which, after payment of $884 in severance taxes paid by the Company, were $17,360, which represents a portion of royalty income earned by the Company in August 2025. The Company will continue to closely monitor initial royalty payments until all operators have completed the setup of their recurring payments to Mentor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 and 2024 and our Annual Report on Form 10-K for the year ended December 31, 2024.

Corporate Background

The Company’s common stock is publicly traded on OTC Markets Over-the-Counter Venture Market (“OTCQB”), under the trading symbol: MNTR.

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

The Company’s three (3) fractional royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners of our royalty interests operating the wells will participate in and bear the costs of operation and development.

Royalty revenue was $40,430 and $0 for the three months ended September 30, 2025 and 2024, and $117,430 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $38,456 and $0 for the three months ended September 30, 2025 and 2024, and $38,456 and $0 for the nine months ended September 30, 2025 and 2024, respectively, which represent the Company’s estimated receivables for approximately two and a half months. Royalty payments received were $21,312 and $0 for the three months ended September 30, 2025 and 2024, which represent a portion of the royalty income earned by the Company in July 2025. Royalty payments received were $78,974 and $0, for the nine months ended September 30, 2025 and 2024, respectively, which represent a portion of the royalty income earned by the Company between March 2025 and July 2025. Actual and estimated severance taxes were approximately 5.22% of actual and accrued royalty income at the nine months ended September 30, 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

The Company anticipates incurring annual ad valorem tax liability for its royalty interests in Texas. This liability would be assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law. Ad valorem tax liability was $0 and $0 for the three months and nine months ended September 30, 2025, and 2024.

The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor, to hold interests related to patent rights. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and Canadian patent. The Company received no payment for its divestment. Patent application and maintenance fees have been expensed when paid and there were no assets related to the MCIP patents represented on the condensed consolidated financial statements at September 30, 2025 and December 31, 2024.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At September 30, 2025 and December 31, 2024, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at September 30, 2025.

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

On July 11, 2023, the Court entered judgment against the G Farma Settlers in favor of the Company and Mentor Partner I, LLC in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. The judgment and interest receivable of $564,973 at September 30, 2025 is fully reserved pending the outcome of the Company’s collection process. Payments from G Farma and G Farma guarantors will be recognized in Other Income as they are received. The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement and $2,539,597 judgment receivable plus interest receivable of $564,973 at September 30, 2025 in favor of the Company and Partner I.

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

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% per annum. The $1,000,000 initial principal face amount of the note, plus accrued interest of $60,000, was paid by Ally on October 4, 2024.

Overview

The Company maintains an opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into the classic energy markets of oil, gas, coal, uranium, and related businesses. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in five New York Stock Exchange energy companies in the oil and gas, coal, and uranium markets. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investments into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively.

Business Approach

Mentor endeavors to maintain a low overhead operation in order to deliver a higher rate of return on capital to its common and preferred stockholders.

The Company’s primary investment aim is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses, or other private energy operating companies, as viable opportunities for such acquisition(s) become available. Our general headquarters functions are aimed at providing accounting, legal, and general business support for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

When involved in energy company acquisitions, Mentor seeks to take significant positions in these new companies and then seeks to provide public market liquidity for founders, protection for investors, funding for the companies, and to incubate private companies that Mentor believes have significant potential. When Mentor takes a major position in its investees, it provides financial management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance that are similar to what is required of public companies are three potential key advantages to company founders working with Mentor.

The Company continually works to identify potential acquisitions, investments, and divestitures. While evaluating whether an acquisition or divestiture may be in the best interests of the Company and its shareholders, no transaction will be announced until that transaction is certain.

Liquidity and Capital Resources

The Company’s future success depends upon its ability to make a return on its investments, generate positive cash flow, and obtain sufficient capital from non-portfolio-related sources. Management believes they have approximately four years of operating resources on hand and can raise additional funds as needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations

Three Months Ended September 30, 2025, compared to Three Months Ended September 30, 2024

Revenues

Accrued and actual revenue for the three months ended September 30, 2025 was $40,430 compared to $0 for the three months ended September 30, 2024 (“the prior year period”).

Gross profit

Gross profit for the three months ended September 30, 2025 was $40,430 compared to $0 for the prior year period. The Company’s cost of goods sold for the three months ended September 30, 2025 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses, with the inclusion of severance taxes, for the three months ended September 30, 2025 were $201,114 compared to $154,279 for the prior year period, an increase of $46,835 or 30%.

We experienced a $1,980 decrease in professional expenses and a $184 decrease in depreciation expense offset by a $34,247 increase in amortization expense, a $6,064 increase in severance taxes, a $3,160 increase in officer salary, benefits, and payroll taxes, a $3,131 increase in employee salary, benefits, and payroll taxes, a $2,285 increase in administrative expenses, a $63 increase in advertising expense, and a $49 increase in insurance expense, resulting in an increase in other selling, general and administrative expenses of 30%, for the three months ended September 30, 2025 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $163,359 for the three months ended September 30, 2025 compared to ($2,936) for the prior year period, an increase of $166,295 or (5,664%). The increase is due to a $130,083 increase in unrealized gain on investment in securities, and a $71,943 increase in unrealized gain on investment in gold, offset by a $35,731 decrease in interest income for the three months ended September 30, 2025.

Net results

The net result for the three months ended September 30, 2025 was a net gain of $2,675 or $0.0001 per Mentor common share compared to a net loss in the prior year period of ($157,215) or ($0.007) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2025, compared to Nine Months Ended September 30, 2024

Revenues

Accrued and actual revenue for the nine months ended September 30, 2025 was $117,430 compared to $0 for the nine months ended September 30, 2024 (“the prior year period”).

Gross profit

Gross profit for the nine months ended September 30, 2025 was $117,430 compared to $0 for the prior year period. The Company’s cost of goods sold for the nine months ended September 30, 2025 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses, with the inclusion of severance taxes, for the nine months ended September 30, 2025 was $598,821 compared to $637,571 for the prior year period, a decrease of $38,750 or (6.08%). We experienced a $108,068 decrease in professional expenses, a $17,500 decrease in board of director fees, a $1,957 decrease in employee salary, benefits, and payroll taxes, and a $552 decrease in depreciation expense offset by a $69,003 increase in amortization expense, a $6,064 increase in severance taxes, a $9,185 increase in officer salary, benefits, and payroll taxes, a $4,164 increase in administrative expenses, a $619 increase in travel related expenses, a $205 increase in insurance expense, and a $87 increase in advertising expenses resulting in a decrease in other selling, general and administrative expenses of (6.08%), for the nine months ended September 30, 2025 as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $67,089 for the nine months ended September 30, 2025 compared to ($133,997) for the prior year period, an increase of $201,086 or (150.07%). The increase is due to a $250,208 loss on investment in account receivable, a $95,982 increase in unrealized gain on investment in gold, and a $135,239 increase in unrealized gain on investment in securities offset by a $185,147 loss on sale of investments plus a $95,196 decrease in interest income for the nine months ended September 30, 2025.

Net results

The net result for the nine months ended September 30, 2025 was a net loss of ($418,745) or ($0.019) per Mentor common share compared to a net loss in the prior year period of ($786,897) or ($0.033) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At September 30, 2025 we had cash and cash equivalents of $109,914 and working capital of $1,549,892.

Operating cash outflows in the nine months ended September 30, 2025 was ($397,876), including ($418,745) of net loss, increased by non-cash depreciation and amortization of $255, and non-cash accumulated amortization of royalty interests of $69,003, increased by loss on investments at fair value of $69,833, offset by unrealized gain on an investment position in gold at fair value of ($95,982), royalty income receivable of ($38,456), prepaid expenses and other assets of ($7,127), accounts payable of $12,459, accrued expenses of ($3,011), and accrued salary, retirement and benefits to related party of $13,895.

Cash outflows from investing activities in the nine months ended September 30, 2025 were ($1,674,331) which included $835,209 proceeds from investment in securities sold, offset by ($614,830) purchase of investment securities, ($516,346) purchase of a gold position, ($1,369,899) purchase of three separate royalty interests in the Permian Basin, and ($8,465) purchases of property and equipment.

Net cash outflows from financing activities for the nine months ended September 30, 2025 were $0.

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

For the nine months ended September 30, 2025, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2024. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide additional monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

G FarmaLabs Limited

On August 27, 2021, the Company and Mentor Partner I, LLC settled certain litigation with G FarmaLabs Limited, a Nevada corporation, and certain of its affiliates (the “G Farma Settlors”). The G Farma Settlors partially performed, and then breached, the Settlement Agreement.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 8, and 16 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. The $2,539,597 judgment and interest receivable of $564,973 for the nine months ended September 30, 2025 is fully reserved pending the outcome of the Company’s collection process.

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

As of September 30, 2025, the Company had 21,686,105 outstanding shares of its Common Stock trading at approximately $0.10 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the three and nine months ended September 30, 2025 or in fiscal year 2024.

We may be unable to collect on our ownership in oil and gas royalty interests in the form of oil and gas royalty payments or amounts owed to us may be reduced due to external market conditions, regulatory changes, or the performance of third-party oil and gas operators.

We may be unable to collect on our ownership in oil and gas royalty interests owed to us due to a failure of third-party producers to properly send royalty payments to us, or we may experience delays in payments or mistakes in the amounts sent to us. Further, our royalty payment amounts may decrease due to declines in production levels on properties in which we have mineral and royalty interests or changes in supply and demand levels for oil, gas, and natural gas. Our royalty interests may also be impacted by negative market and trade conditions that may affect the demand for oil, gas, and natural gas, which would impact prices for those commodities. We may be impacted by actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia that affect the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, including regional supply and demand factors and delays of production that may be caused by governmental or state orders, rules, or regulations that impose production limits on such acreage including federal, state, and legislative initiatives relating to hydraulic fracturing. Our royalty interest payments may be decreased due to risks related to climate change. Restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin could affect our royalty payments. Future royalty revenue may also be affected by significant declines in prices for oil, natural gas, or natural gas liquids, which, if significant, may require significant impairment of our royalties. Third party operators may be impacted by changes in U.S. energy, environmental, monetary and trade policies and conditions in the capital, financial and credit markets, including the availability and pricing of capital for their drilling and development operations, or they could face changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services, or a lack of or disruption in access to adequate and reliable transportation, processing, storage and other facilities impacting operators, including severe weather conditions and natural disasters.

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

We and our partners and subsidiaries intend to rely on contracts and agreements with third parties to protect our property rights. If we, or our affiliates and partners, fail to protect property rights, including our royalty interest rights, our business, financial condition, and results of operations would suffer. In the future, we may be forced to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff and outside professionals we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Chet Billingsley. The loss of Mr. Billingsley could have a material adverse effect on our business and prospects. Currently, we have two full-time employees, and we substantially rely on the services provided by outside professionals. To execute our plans, we will have to retain our current employees and work with outside professionals who we believe will help us achieve our goals. Competition for recruiting and retaining highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense. We may not be successful in employing and retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees and the services of outside professionals as needed, we may be unable to execute our business plan

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 17.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of September 30, 2025, Mr. Billingsley owned approximately 11.56% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 17.66% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

The effects of negative worldwide economic events, such as the impact of money printing, inflation, interest rate fluctuations, tariff increases, recession, climate regulation, economic sanctions, potential banking or currency crises, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the war in Ukraine, the conflicts in the Middle East, the reoccurring election-related changes in the U.S. federal government’s administration, product and labor shortages, increased risk to oil and energy markets, market conditions and monetization that could impact the price of gold, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic, political, and military situations future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory scrutiny even if our actions are entirely legal and beneficial to society. Also, we may have difficulties in securing additional financing in the energy sector.

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

Mentor Capital, Inc.

Date:	November 12, 2025	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date:	November 12, 2025	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-48-