Form 10-K
period 2025-12-31
Mentor Capital, Inc.
filed 2026-04-15
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by non-affiliates of Mentor Capital, Inc. (based upon the closing sale price of such shares on OTCQB) was $997,561. Shares of Common Stock held by each officer and director and each person who owns more than 10% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for other purposes.

At March 31, 2026, there were 21,683,189 shares of Mentor Capital, Inc.’s Common Stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

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

For example, statements in this Form 10-K regarding the potential future impact on the Company’s business and results of operations related to production levels measured in 42 gallon barrels of crude oil (“BBLs”) or production levels per 1,000 cubic feet of natural gas (“MCF”) on properties in which we have mineral and royalty interests, changes in supply and demand levels for oil, natural gas, and natural gas liquids, coal, and uranium and the resulting impact on the price for those commodities, risks that third party operators will not pay us, actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage, federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations, physical and transition risks and benefits relating to global milding and other climate changes, restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin, significant declines in prices for oil, coal, uranium, natural gas, or natural gas liquids, which could require recognition of significant impairment, changes in U.S. energy, environmental, monetary and trade policies, conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by operators, changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting operators, lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting operators, severe weather conditions and natural disasters, money printing, inflation, market conditions and monetization that could impact the price of gold, interest rate fluctuations, fluctuations in gold prices, tax increases, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking or currency crises, asset confiscation, theft, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the war in Ukraine, the conflicts in the Middle East, the U.S. confrontation with Venezuela, and other potential international conflicts, and reoccurring election-related changes in the U.S. federal government’s administration on the Company’s business and results of operations are forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:” Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization (“Plan of Reorganization”), the Company announced a minimum 30 day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30 day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused or truncated by the Company. For the years ended December 31, 2025 and 2024, no warrants were redeemed.

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

The Company was originally founded as an operating investment partnership in Silicon Valley, by the current CEO in 1985. The operating partnership acquired a salsa factory, bakery, trucking company, tortilla chip plant, and an athletic club chain. The former investment partnership was incorporated under the laws of the State of California on July 29, 1994 and on September 12, 1996, the Company’s offering statement was qualified under Regulation A of the Securities Act of 1933 and began to trade its shares publicly. The Company relocated in phases to San Diego, California in 1999, and contracted to provide financial assistance and investment in small businesses. On September 24, 2015, the Company redomiciled from California to Delaware by merging the California Mentor Capital, Inc. corporation into a newly formed Delaware entity, Mentor Capital, Inc. Following the merger, the Company is governed under the laws of the State of Delaware. In September 2020, Mentor relocated its corporate office from San Diego, California, to Plano, Texas.

In the public arena, the Company is opportunistic and maintains its diverse operating and investment activities. These included the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company signaled a substantial return to its energy roots, starting with stock purchases in several energy companies in the oil and gas, coal, uranium markets, purchases of fractional, non-operating royalty interests in producing oil and gas properties operating in West Texas and is utilizing gold as a placeholder until new energy investments are arranged.

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our former facilities operations segment. The $6,000,000 proceeds plus $60,000 interest from the sale of our WCI shares paid to the Company in 2023, and 2024 provided the Company with capital to seek out new business opportunities in the classic energy space of oil and gas, coal, uranium, and related businesses, which, utilizing gold as a transitioning mechanism, are Mentor Capital, Inc.’s focus.

Mentor Capital, Inc.

The Company’s target industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures, with gold investment serving as a placeholder while new energy positions are arranged. Additionally, the Company has residual investments in legal dispute resolution services, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in the oil and gas, coal, and uranium industries.

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

Royalty revenue over approximately eight months of operation was $166,811 and $0 for the twelve months ended December 31, 2025 and 2024.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $26,000 and $0 as of December 31, 2025 and 2024, respectively, which represent the Company’s estimated receivables for approximately two months. Royalty payments received were $140,811 and $0 for the twelve months ended December 31, 2025 and 2024, which represent a portion of the royalty income earned by the Company in November and December 2025. Actual and estimated severance taxes were approximately 5.10% of actual and accrued royalty income at the twelve months ended December 31, 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Ad valorem tax liability was $4,571 and $0 as of December 31, 2025, and 2024. This liability is assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law.

The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively.

Mentor IP, LLC

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor to hold interests related to patent rights. Since its inception, MCIP held interests related to patent rights. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and Canadian patent. The Company received no payment for its divestment.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At December 31, 2025 and 2024, the SAFE Purchase Amount was $93,756. See Note 7.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2025.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G FarmaLabs Limited (“G Farma”). It now holds a related settlement and $2,539,591 judgment receivable plus interest receivable of $628,985 at December 31, 2025 in favor of the Company and Partner I. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G Farma and related entities (collectively, the “G Farma Entities”), under a Master Equipment Lease Agreement dated January 16, 2018, as amended. Partner I acquired and delivered manufacturing equipment as selected by G Farma Entities under sales-type finance leases. The finance leases resulting from this investment have been fully impaired, due to circumstances described in Note 9 to the consolidated financial statements. During the years ended December 31, 2025 and 2024, Mentor withdrew no capital from Partner I.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West, which was paid off by a final payment of $245,369 on September 28, 2022. During the years ended December 31, 2025 and 2024, Mentor withdrew no capital from Partner II.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain February 16, 2022 modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party.

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% interest per annum. The $1,000,000 initial principal face amount of the note, plus accrued interest of $60,000, was paid by Ally on October 4, 2024.

Overview

The Company maintains an opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into operating segments of the classic energy markets of oil, gas, coal, uranium, and related businesses. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in five New York Stock Exchange energy companies in the oil and gas, coal, and uranium markets. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investments into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively.

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

Employees

Mentor and its subsidiaries combined have two full-time corporate office employees. The corporate office employees have relied heavily on management and audit committee reviews, payroll, tax, facilities, corporate counsel, and other professional support to provide administrative support for MCIP, Partner I, Partner II, and TWG operations, and for the Company’s classic energy business.

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

We may incur material expenses or delays in financings or SEC filings due to the dismissal of our former auditor BF Borgers, the transition to Spicer Jeffries and associated reaudits, followed in the next year by the purchase of Spicer Jeffries by a third auditing firm, Cherry Bekaert. Our stock price, expenses, delayed reporting, and access to the capital markets may all be affected.

As a public company, we are required to file annual and quarterly financial statements with the Securities and Exchange Commission which are audited or reviewed, as applicable, by independent registered public accountants who are PCAOB-registered, and permitted to appear and practice before the Securities and Exchange Commission. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission will depend on having financial statements re-audited and re-reviewed by independent registered public accountants who are PCAOB-registered and permitted to appear and practice before the Securities and Exchange Commission. In addition, we may experience delays in working with potential acquisition targets or lenders until our financial statements are re-audited and reviewed by a new auditor and our next purchasing auditor. As a result, we may encounter delays, additional audit expenses, and other material costs due to our inability to rely on our previously reviewed and audited financial statements due to the dismissal of BF Borgers and the following purchase of Spicer Jeffries by Cherry Bekaert. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence and public perception of the Company. All of these factors could materially and adversely affect our business, the market price of our common stock, and our ability to access the capital markets.

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

Management operated Mentor Capital, Inc. as a non-reporting public company for over 29 years and approximately 10 years ago voluntarily transitioned to reporting company status subject to financial and other SEC-required disclosures. Prior to such voluntary transition, management had not been required to prepare and make such required disclosures. As a reporting company, we may be subject to the Securities and Exchange Act, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other securities rules and regulations. If we were listed on an Exchange, we would be subject to the rules of the Exchange on which we were listed. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating activities. Preparing and filing periodic reports imposes a significant expense, time, and reporting burden on management. This distraction can divert management from its operation of the business to the detriment of core operations.

Investors may suffer risk of dilution following exercise of warrants for cash.

As of December 31, 2025, the Company had 21,683,189 outstanding shares of its Common Stock trading at approximately $0.08 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company anticipates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants at lower than the then market price.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions during 2025 or in fiscal year 2024.

We may be unable to collect on oil and gas royalty interests in the form of oil and gas royalty payments or amounts owed to us may be reduced due to external market conditions, regulatory changes, or the performance of third-party oil and gas operators.

We may be unable to collect on oil and gas royalty interests owed to us due to a failure of third-party producers to properly send royalty payments to us, or we may experience delays in payments or mistakes in the amounts sent to us. Further, our anticipated royalty payment amounts may decrease due to declines in production levels on properties in which we have mineral and royalty interests or changes in supply and demand levels for oil, gas, and natural gas. Our royalty interests may also be impacted by negative market and trade conditions that may affect the demand for oil, gas, and natural gas, which would impact prices for those commodities. We may be impacted by actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia that affect the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, including regional supply and demand factors and delays of production that may be caused by governmental or state orders, rules, or regulations that impose production limits on such acreage including federal, state, and legislative initiatives relating to hydraulic fracturing. Our anticipated royalty interest payments may be decreased due to risks related to climate change. Restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin could affect our royalty payments. Future royalty revenue may also be affected by significant declines in prices for oil, natural gas, or natural gas liquids, which, if significant, may require significant impairment of our royalties. Third party operators may be impacted by changes in U.S. energy, environmental, monetary and trade policies and conditions in the capital, financial and credit markets, including the availability and pricing of capital for their drilling and development operations, or they could face changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services, or a lack of or disruption in access to adequate and reliable transportation, processing, storage and other facilities impacting operators, including severe weather conditions and natural disasters.

One part of our business model is to partner with or acquire other companies.

We aim to find energy businesses whose products, managers, technology, or other factors we like and then acquire or invest in those businesses. While we are open to investing in a diverse portfolio of entities across the energy sector, there is no certainty that we will find suitable partners or that we will be able to engage in transactions on advantageous terms with the partners we identify. There is also no certainty that we will be able to consummate future transactions on favorable terms, or any new transaction at all. To date, several of our acquisitions/investments have not turned out well for us.

We may have to work harder to introduce rigor in our transactions.

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations, we may have to work harder to maintain good business practices. Entities and persons operating in private industry may be unaccustomed to entering into lengthy written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we had engaged may not have paid particular attention to the obligations, including their obligations associated with employee retention tax credit and economic injury disaster loan programs with which they have agreed in written contracts. We have experienced or may experience differences in this manner with several different entities with whom we do business, including several entities that failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

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

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of 18.45% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 27, 2026, Mr. Billingsley owned approximately 12.35% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 18.45% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

We began in Silicon Valley in 1985 as a limited partnership and operated as Mentor Capital, LP until we incorporated in California in 1994. We were privately owned until September 1996; at which time our Common Stock began trading on the Over The Counter Pink Sheets. Our merger and acquisition and business development activities have spanned many business sectors, and we went through a bankruptcy reorganization in 1998. In late 2015, we reincorporated under the laws of the State of Delaware. We are opportunistic and have operated in several different industries over our existence but do not have brand recognition within any one industry.

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

The effects of negative worldwide economic events, such as the impact of money printing, inflation, interest rate fluctuations, fluctuations in gold prices, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, economic sanctions, potential banking or currency crises, asset confiscation, theft, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, the war in Ukraine, the conflicts in the Middle-East, the U.S. confrontation in Venezuela, and other potential international conflicts, reoccurring election-related changes in the U.S. federal government, product and labor shortages, increased risk to oil and energy markets, market conditions and monetization that could impact the price of gold, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic, political, and military situations, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory scrutiny even if our actions are entirely legal and beneficial to society. Also, we may have difficulties in securing additional financing in the energy sector.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have not experienced a material cybersecurity incident that has jeopardized the confidentiality, integrity, or availability of information systems or information residing in such information systems as defined under 17 C.F.R. § 229.106(a). If such an incident were to occur, we would work expeditiously to mitigate our damages as soon as such an incident is detected by implementing our risk management and cybersecurity plan in concert with our established cybersecurity response team. A cybersecurity incident would be reported to the Company’s Chairman of the Board and our general counsel, who would determine whether such an incident or event was material. If such an incident or event is material, it would be reported to our Board of Directors and Audit Committee, and the material aspects of the incident would be reported on Form 8-K.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other Income in the consolidated income statements. The $2,539,597 judgment and interest receivable of $628,985 as of December 31, 2025, is fully reserved pending the outcome of the Company’s collection process. We will continue to pursue collection from the G Farma Settlors over time.

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

On June 11, 2024, our investment in account receivable was impaired by $250,208. The $250,208 impairment consisted of the Company’s estimate of the reduction of $287,200 purchased receivable offset by a ($36,992) purchased receivable discount. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. For the years ended December 31, 2025 and 2024, $0 and $9,559 of discount amortization are included in interest income.

The Company has been notified by the originating third-party payor of the $1,287,000 account receivable that the Company purchased from the former payee that in or about December 2025 the third-party payor intends to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee can resolve ownership of the $180,000. The Company intends to continue vigorously pursuing payment of the annual payments and associated amounts owed through available legal means.

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

	High	Low
Quarter Ended December 31, 2025	$0.140	$0.076
Quarter Ended September 30, 2025	$0.100	$0.039
Quarter Ended June 30, 2025	$0.059	$0.030
Quarter Ended March 31, 2025	$0.073	$0.045
Quarter Ended December 31, 2024	$0.085	$0.043
Quarter Ended September 30, 2024	$0.110	$0.0401
Quarter Ended June 30, 2024	$0.068	$0.030
Quarter Ended March 31, 2024	$0.080	$0.030
Quarter Ended December 31, 2023	$0.081	$0.044

Holders

As of December 31, 2025, there were approximately 6,645 registered holders of record of our Common Stock. As of December 31, 2025, we had a total of 21,683,189 shares of Common Stock issued and outstanding, 11 shares of Series Q Preferred Stock issued and outstanding, 4,250,000 Series D warrants outstanding, which are exercisable for 4,250,000 shares of Common Stock at $0.02 per share, and 413,512 Series H warrants outstanding which are exercisable for 413,512 shares of Common Stock at $7.00 per share.

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

(2) Under the Board-approved repurchase plan, the Company was authorized to spend up to $200,000 on the repurchase of the Company’s common stock. At December 31, 2024, the Company had spent $183,993 on the repurchase of the Company’s common stock under the plan.

For the twelve months ended December 31, 2025, no shares of the Company’s common stock were repurchased, and no authorized repurchase plan was in effect.

Equity Compensation Plan

Mentor does not currently have an equity compensation plan in place and does not intend to create such a plan in the near future.

Recent Sales of Unregistered Securities

On December 14, 2023, our Chief Executive Officer, Chet Billingsley, exercised 2,000,000 Series D warrants at $0.02 per share. Mr. Billingsley paid the Company $40,000 in cash. The sale of 2,000,000 shares of common stock through the exercise of Series D warrants was made in reliance on 11 U.S.C. § 1145 and Section 3(a)(7) of the Securities Act of 1933, as amended.

Other than as stated above, there have been no other unregistered securities sold within the past three years.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the years ended December 31, 2025, and 2024 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Corporate Background

The Company’s common stock is publicly traded on OTC Markets Over-the-Counter Venture Market (“OTCQB”), under the trading symbol: MNTR.

The Company was originally founded as an operating investment partnership in Silicon Valley, by the current CEO in 1985. The operating partnership acquired a salsa factory, bakery, trucking company, tortilla chip plant, and an athletic club chain. The former investment partnership was incorporated under the laws of the State of California on July 29, 1994 and on September 12, 1996, the Company’s offering statement was qualified under Regulation A of the Securities Act of 1933 and began to trade its shares publicly. The Company relocated in phases to San Diego, California in 1999, and contracted to provide financial assistance and investment in small businesses. On September 24, 2015, the Company redomiciled from California to Delaware by merging the California Mentor Capital, Inc. corporation into a newly formed Delaware entity, Mentor Capital, Inc. Following the merger, the Company is governed under the laws of the State of Delaware. In September 2020, Mentor relocated its corporate office from San Diego, California, to Plano, Texas.

In the public arena, the Company is opportunistic and maintains diverse operating and investment activities. These have included the acquisition of oil and gas partnerships, New York Stock Exchange gas trading company mini-tender offers, ATM ownership, facilities operations investment, cancer immunotherapy investment, equipment financing, intellectual property investment, litigation financing, investment in a dispute resolution company, our former facilities operations segment, and discounted funding of annuity-like fund flows. Most recently, from its new Texas base, the Company signaled a substantial return to its energy roots, starting with stock purchases in several energy companies in the oil and gas, coal, and uranium markets and purchases of fractional, non-operating royalty interests in producing oil and gas properties operating in West Texas and is utilizing gold as a placeholder until new energy investments are arranged.

Acquisitions and investments

Waste Consolidators, Inc.

On October 4, 2023, we sold and completely divested our majority controlling 51% interest in Waste Consolidators Inc. (“WCI”), our facilities operations segment, that provides waste management and disposal services, including waste consolidation, bulk item pickup, general property maintenance, and one-time clean-up services to business park owners, governmental centers, and apartment complexes in Phoenix, Austin, San Antonio, Houston, and Dallas. Following the sale, the Company received no new income from WCI and had no further involvement or continuing influence over its operations. WCI had been a long-standing operation, but it no longer aligned with the Company’s central business focus in the energy sector. The $6,000,000 proceeds from the sale of our WCI shares paid to the Company in 2023 and 2024 provided the Company with seed capital to seek out new business opportunities in the classic energy space. of oil and gas, coal, uranium, and related businesses.

Mentor Capital, Inc.

The Company’s target industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures, with gold investment first serving as a placeholder while new energy positions are arranged. Although the energy sector declined, the gold investment did extraordinarily well. As a result, the Company progressively shifted to emphasize gold investment for profit and has begun to shift toward precious metals-oriented trading as a more profitable approach, including bullion, securities, and futures. Additionally, the Company has residual investments in legal dispute resolution services, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in the oil and gas, coal, and uranium industries.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

◌	On March 20, 2025, Mentor Capital, Inc. purchased an average of 0.0332439% oil and gas royalty interests in seven (7) producing horizontal wells and a royalty interest of approximately 0.15625% in two (2) non-producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for a total acquisition cost of $60,980. Prior to the Company’s purchase, average daily production in the last six months was approximately 5,252 BBLs and 5,580 MCF. Transfer of title to oil, gas, and mineral royalty interests and other interests in the name of Mentor Capital, Inc. was recorded on April 3, 2025 in Howard County, Texas by a certain Mineral and Royalty Deed effective March 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized as of March 1, 2025.

◌	On March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for a total acquisition cost of $720,690. Prior to the Company’s purchase, average daily production in the last six months was approximately 16,572 BBLs and 37,496 MCF. Transfer of title to overriding royalty interests together with all interests in any units, bonuses, rents, royalties, and other benefits which may accrue in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Assignment of Overriding Royalty Interests effective April 1, 2025. Royalty payments owed to the Company commenced and were recognized effective April 1, 2025.

◌	As of March 31, 2025, Mentor Capital, Inc. purchased royalty interests of approximately 0.050099% in forty-one (41) producing oil and gas wells in the Permian Basin situated in Martin County, Texas from Maven Royalty 2, LP, a Delaware limited partnership, for $588,229. Prior to the Company’s purchase, average daily production in the last six months was approximately 15,734 BBLs and 20,645 MCF. Transfer of title to all oil, gas, and associated liquid or liquefiable hydrocarbons, including royalty, overriding royalty, unit interest and mineral interests of whatever nature, in, on, and under that may be produced from or attributable to the property including royalty interests in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Mineral and Royalty Deed effective April 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized on April 1, 2025.

The Company’s three (3) fractional royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners of our royalty interests operating the wells will participate in and bear the costs of operation and development.

Royalty revenue over approximately eight months of operation was $166,811 and $0 for the twelve months ended December 31, 2025 and 2024.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $26,000 and $0 as of December 31, 2025 and 2024, respectively, which represent the Company’s estimated receivables for approximately two months. Royalty payments received were $140,811 and $0 for the twelve months ended December 31, 2025 and 2024, which represent a portion of the royalty income earned by the Company in November and December 2025. Actual and estimated severance taxes were approximately 5.10% of actual and accrued royalty income at the twelve months ended December 31, 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Ad valorem tax liabilities were $4,571 and $0 as of December 31, 2025, and 2024. Ad valorem taxes are assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, whereby the Company purchased an additional SAFE at face value of $10,000, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At December 31, 2025 and 2024, the SAFE Purchase Amount was $93,756. See Note 7.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at December 31, 2025.

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

The Company has retained the full reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma and the G Farma Settlors. Payments from G Farma and G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements for the year ended December 31, 2025 and 2024, respectively. No payments have been received from the G Farma Entities since October 11, 2022. The $2,539,597 judgment and interest receivable of $628,985 at December 31, 2025 is fully reserved pending the outcome of the Company’s collection process. See Notes 8, 9, and 17.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized as a limited liability company under the laws of the State of Texas as of February 17, 2021. Partner I was formed as a wholly owned subsidiary of Mentor for the purpose of acquisition and investment. In 2018, Mentor contributed $996,000 of capital to Partner I to facilitate the purchase of manufacturing equipment to be leased from Partner I by G FarmaLabs Limited (“G Farma”) under a Master Equipment Lease Agreement dated January 16, 2018, as amended. During the years ended December 31, 2025 and 2024, Mentor withdrew no capital from Partner I. Partner I acquired and delivered manufacturing equipment as selected by G Farma and its related entities under sales-type finance leases. Partner I did not have any equipment sales revenue for the years ended December 31, 2025 or 2024.

In 2020, the Company repossessed leased equipment under G Farma’s control with a cost of $622,669 and sold it to the highest offerors for net proceeds of $249,481 after shipping and delivery costs. Net sales proceeds were applied against the finance lease receivable.

On July 11, 2023, the Court entered judgment against the G Farma Entities in favor of Mentor and Partner I in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023 until such time as the judgment is paid in full. Collection is uncertain at this time. The remaining finance lease receivable balance is fully impaired at December 31, 2025 and 2024. See Notes 9 and 17 to the consolidated financial statements.

Ally Waste Services, LLC

On October 4, 2023, in connection with the sale of the Company’s 51% ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% interest per annum. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024. See Note 5.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its acquisitions and investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. The Company currently has enough cash to effectuate its business plans for the next four years. Management believes they can raise additional funds to support their business plan and develop a successful operating company.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,601,431) as of December 31, 2025. On October 4, 2023, the Company received significant profit on the sale of its former majority owned subsidiary, although negative cash flows from operations continue. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 10.

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

Segment Reporting: Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” updates ASC 280 to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 in fiscal year 2024. See Note 18.

Income Taxes: Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures,” which updates ASC 740 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. We adopted ASU 2023-09 in fiscal year 2025. See Note 19.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40),” which adds ASC 220-40 to expand disclosure requirements related to entity expenses. Upon adoption, entities will be required to disclose a disaggregation of certain expense categories included within the expense captions on the face of the income statement within the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Interim Reporting: Narrow-Scope Improvements - In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270)” to improve the navigability of required interim disclosures and clarify when such guidance is applicable. ASU 2025-11 provides additional guidance on the disclosures required in interim reporting periods and adds a principle to Topic 270 requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The ASU will be adopted by the Company upon the ASU effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Codification Improvements - In December 2025, the FASB issued ASU 2025-12 “Codification Improvements,” which includes updates to thirty-three Codification entries across a broad range of Topics, arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods within those annual periods. Early adoption is permitted. The ASU will be adopted by the Company upon the ASU effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2025 and 2024.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At December 31, 2025 and 2024, the Company had no allowance for doubtful normal course receivables.

The guidance under ASC Topic 326, “Financial Instruments - Credit Losses,” impacts the impairment model for certain financial assets by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset. Under the guidance, the Company has the ability to determine that there are no expected credit losses in certain circumstances based on the credit quality of the customer.

The allowance for credit losses is based on the Company’s expectation of the collectability of the financial instruments carried at amortized costs, including arrangement fees and other receivables, using the CECL framework. The Company’s expectation is that the credit risk associated with receivables is that the client with which it may conduct business is unable to fulfill its contractual obligation. In such instance, management would monitor the credit risk of clients, and currently, there is not a foreseeable expectation of an event or change that could result in the arrangement fee receivables being unpaid based on individual facts and circumstances. The Company considers factors such as historical experience, credit quality, age of balances, and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses if such an arrangement became applicable. The Company’s royalty receivable is subject to ASC 326-20 “Financial Instruments—Credit Losses—Measured at Amortized Cost,” as a financial asset measured at amortized cost, but based on the Company’s evaluation of expected credit losses (considering counterparties, collection history, timing of payments, and other relevant factors), expected losses are insignificant and no allowance is recorded.

Investments in securities at fair value

Investment in securities consists of debt and equity securities reported at fair value. Under ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company elected to report changes in the fair value of equity investment in realized and unrealized investment gains (losses), net.

Investment in gold at cost

The Company holds gold bullion as part of its investment strategy initially to preserve capital and hedge against inflationary risks. The Company’s investment strategy has shifted towards commodity futures trading as an integrated part of its portfolio involving gold bullion, gold bullion-backed securities, and futures trading in gold, silver, oil, and gas. Gold bullion is classified as an indefinite-lived nonfinancial asset and is accounted for under a cost model. Gold bullion is initially recorded at acquisition cost and subsequently measured at the lower of cost or net realizable value. The Company evaluates the carrying value of gold bullion for impairment on a periodic basis and recognizes losses when the market value declines below cost. Any such impairment losses are recognized in earnings and are not reversed for subsequent recoveries in value. Fair value measurements, when performed for impairment testing, are determined in accordance with ASC 820 “Fair Value Measurement.” Realized gains or losses are recognized in earnings upon sale of the gold bullion and are measured as the difference between the proceeds received and the carrying amount of the asset.

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

Long term investments

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period as well as for adjustments related to observable price changes in orderly transactions.

Investments in debt securities

At December 31, 2025 and 2024, the Company held no investments in debt securities.

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

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. Undiscounted cash flows are used for the recoverability test. Discounted cash flows are used to determine fair value if impairment is triggered. The Company’s royalty interests are analyzed in comparison to net present value calculated by using a 10% discount rate ceiling for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of December 31, 2025, the total carrying value of all royalty interests taken together was $1,266,648, which was calculated as the beginning balance of our royalty interests of $1,369,899, less accumulated amortization of $103,251 at December 31, 2025. No indicators of impairment were identified during the twelve months ended December 31, 2025. See Note 10.

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

Revenue recognition

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

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells will participate in and bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is produced. The difference between accrued royalty income and the amount received is adjusted when royalty payments are paid. Therefore, our royalty income accruals are subject to revision. The performance or lack of performance of third-party producers who send royalty payments to the Company, weather conditions, the accuracy of historical check stub and well volume data from the energy professionals upon which our estimates rely, production levels and actual volumes, and prices of oil and natural gas sales may materially impact our royalty income receivable amounts. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors that may materially impact the recoverability of our royalty interests. The Company has the right to receive royalty interest payments once production has occurred, at which point payment is unconditional. The Company’s receipt of royalty interest payments is not attached to any performance obligation that the Company must perform, such as the delivery of goods or services in order to receive payment from a customer. Therefore, the Company’s ownership of royalty interests is not a contractual asset or liability under ASC 606, “Revenue from Contracts with Customers.”

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

Outstanding warrants that had no effect on the computation of dilutive weighted average number of shares outstanding as their effect would be anti-dilutive were approximately 4,250,000 and 4,250,000 as of December 31, 2025 and 2024, respectively. Earnings for the twelve months ended December 31, 2025 and 2024 were negative and the inclusion of the computational effect of the 3,188,826 and 3,128,628 common share equivalents from the warrants would be anti-dilutive, so no dilution effect was included for the period ending December 31, 2025 and 2024, for the 4,250,000 potentially dilutive warrants then outstanding.

Assumed conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2025 and 2024 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2025 and 2024, nor were any interest or penalties accrued as of December 31, 2025 and 2024. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

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

The fair value of certain convertible notes receivable and accrued interest, which were exchanged for a SAFE security investment, is carried at cost as a long-term investment.

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

Results of Operations for the year ended December 31, 2025 compared to the year ended December 31, 2024:

Revenues

We had accrued and actual revenue of $166,811 and gross profit of $166,811 for the year ended December 31, 2025, versus revenue of $0 and gross profit of $0 for the year ended December 31, 2024, an increase in revenue of $166,811 and an increase in gross profit of $166,811.

Selling, general, and administrative expenses

Our selling, general, and administrative expenses, including severance and ad valorem taxes, for the year ended December 31, 2025, were $793,444, compared with $780,212 for the year ended December 31, 2024, an increase of $13,232, or 1.70%. The increase was due to an increase in amortization expense of $103,251, an increase in severance and ad valorem taxes of $13,050, an increase in officer accrued benefits of $11,985, an increase in employee benefits of $5,561, an increase in administrative expenses of $2,110, an increase in insurance expenses of $307, an increase in officer salary and payroll tax expense of $200, an increase in advertising and promotion expense of $145, offset by a decrease in professional service fees of ($102,885), a decrease in board of directors fees of ($17,500), a decrease in employee salary and payroll tax expense of ($2,132), a decrease in travel related expenses of ($550), and a decrease in depreciation expense of ($310).

Other income and expense

Other income and expenses, net, totaled $56,957 for the year ended December 31, 2025, compared to ($43,964) for the year ended December 31, 2024, an increase of $100,921. The increase was due to a $250,208 increase in loss on investments, a $201,269 increase in unrealized gain on investment in primarily gold-based securities, and a $26 increase in other income, offset by a decrease in realized loss on investments of ($221,151), and a decrease in interest income of ($129,432).

Net results

The net result for the year ended December 31, 2025, was a net loss attributable to Mentor of ($574,119) or ($0.026) per Mentor common share compared to a net loss attributable to Mentor of ($839,505) or ($0.036) per Mentor common share for the year ended December 31, 2024. The Company will continue to look for acquisition opportunities to expand its portfolio, ideally with companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Changes in cash flows

At December 31, 2025, we had cash of $49,193 and working capital of $1,439,870. Operating cash outflows during 2025 were ($497,071), outflows from investing activities were ($1,635,856), and outflows from financing activities were ($1). We are evaluating various options to raise additional funds, including equity and debt. See discussion of cash flow changes under the next section, Liquidity, and Capital Resources.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. At December 31, 2025, we had cash of $49,193 and working capital of $1,439,870. Operating cash outflows in the year ended December 31, 2025, were ($497,071), including net income loss of ($574,119), depreciation and amortization of ($3,445), accumulated amortization of royalty interests of $103,251, gain on investments in securities, at fair value of ($15,107), royalty income receivable of ($26,000), prepaid expenses and current assets of ($1,052), accounts payable of ($2,805), accrued expenses of ($4,021), and accrued salary, retirement, and benefits of related party of $26,227.

Net cash outflows in 2025 from investing activities were ($1,635,856), including ($614,830) purchase of investment securities, ($516,346) purchase of investment in gold, $871,211 proceeds from investment securities sold, ($1,369,899) acquisition of royalty interests in the Permian Basin, and ($5,992) purchases of property and equipment.

Net outflows from financing activities in 2025 were ($1), as ($1) paid in capital for Company stock cancellations by an outside stockholder.

We will seek to raise additional funds through financing, additional collaborative relationships, or other arrangements to increase revenues to support positive cash flow. We believe our existing available resources and opportunities are sufficient to satisfy our funding requirements for four years. Internal sources of liquidity include our ability to immediately convert to cash some or all of our investment in securities valued at $879,208 at December 31, 2025, and our ability to immediately convert to cash our investment in gold held at cost at a carrying value of $516,346 and estimated at fair value based on quoted market prices at $683,527 as of December 31, 2025. External liquidity sources include royalty revenue from our oil and gas royalty interests in the Permian Basin valued at $1,266,648 at December 31, 2025. Material unused sources of liquid assets are the potential sale of our oil and gas royalty interests held in the Permian Basin.

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

There were no warrant redemptions in 2025 or 2024.

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

On January 12, 2026, the Company’s relationship with Spicer Jeffries LLP (“Spicer Jeffries”), our independent accountant, ceased due to Cherry Bekaert LLP’s acquisition of Spicer Jeffries approximately seven months earlier.

In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2024 and 2023, there were no disagreements with Spicer Jeffries on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Spicer Jeffries, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. No “disagreement” and no “reportable event” leading to a difference of opinion as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal years ended December 31, 2024 and 2023, as of January 12, 2026, or preceding the change of our relationship with of Spicer Jeffries.

The audit report of Spicer Jeffries on our financial statements as of and for the year ended December 31, 2024, and 2023 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

Spicer Jeffries furnished us with a letter addressed to the Commission stating that it agreed with the above statements. A copy of Spicer Jeffries’ letter was attached to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2026.

Effective January 13, 2026, the Company’s audit committee and board of directors approved the engagement of Cherry Bekaert LLP (“Cherry Bekaert”) as the Company’s independent registered public accountant, effective immediately. During the two most recent fiscal years and the subsequent interim period prior to their engagement, there were no consultations between us and Cherry Bekaert prior to their appointment concerning (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K); or (iii) any reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management has identified a control deficiency regarding its internal control environment due to the Company’s small size and its minimal number of employees. The small size of the Company and its staff may prevent the implementation of adequate controls due to the cost/benefit of such remediation. To mitigate the current limited resources caused by the Company’s limited number of employees and limited size, we rely heavily on direct management oversight, along with legal, MBA, and management, and our audit committee’s reviews.

Based on this evaluation, management has learned that due to the small size of the Company and its limited number of employees, it identified a material weakness in the Company’s internal control over financial reporting related to the lack of sufficient segregation of duties and detailed separate reviews of journal entries that are prepared and reviewed by management and a CPA. Due to the Company’s small size and limited number of employees, certain individuals are responsible for initiating, recording, and reconciling transactions without reviews other than management and our audit committee’s reviews. This control deficiency creates a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be detected or prevented on a timely basis. As a result of the Company’s small size and limited number of employees, management assessed and concluded that the Company’s internal control over financial reporting, internal controls, and disclosure controls was not considered effective as of December 31, 2025. Notwithstanding the material weakness, we believe that our financial statements contained in this report fairly present our financial position, results of operations, and cash flows for the periods covered by this report in all material respects. The Company will continue to seek to remediate any future potential material weaknesses by ensuring that management remains heavily involved in the review of the financials and that the Company continues to work with its legal counsel and audit committee to ensure that its disclosures and financials are compliant. Despite its small size, and the limits of economy that the Company must balance in order to prudently and responsibly steward the Company’s resources, the Company will continue to work towards and aim to ensure that its disclosure controls and procedures are designed at an overall reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in internal control over financial reporting in the years ended December 31, 2025 and 2024.

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

Management, with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 based on the framework set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, and their respective ages as of December 31, 2025, are as follows:

Name	Age	Position
Chet Billingsley	73	President and Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors
Lori Stansfield	66	Treasurer, Director, and Audit Committee Chair
Marcia Meyer	79	Secretary and Director

Chet Billingsley has been our Chief Executive Officer since 1994 and founded the private company, which was the predecessor of the Company, in 1985. On May 6, 2017, Mr. Billingsley was appointed as a member of Mentor’s Audit Committee. On March 24, 2022, Mr. Billingsley resigned from Mentor’s Audit Committee. On August 7, 2021, Mr. Billingsley was appointed as our Principal Financial Officer. On behalf of the Company, Mr. Billingsley has conducted dozens of acquisitions and business financings during this period. He began investing in 1979 and, as CEO, successfully completed the Series 65 examination. He was briefly a registered investment advisor with an affiliated portfolio entity in 2010. He received his undergraduate education at West Point and a master’s degree in Applied Physics from Harvard University, concurrently studying graduate economics under Nobel Laureate Kenneth Arrow, coursework at Harvard Business School and at MIT’s Nuclear Engineering Department. Mr. Billingsley spent his early career in the energy sector in a broad range of technologies, including coal, LNG, geothermal, and solar, plus the administration of all technology contracts for the Department of Energy in Washington, DC. Mr. Billingsley worked at General Electric from January 1979 to June 1985, including General Electric’s Nuclear Division. An avid business writer and promoter of ethical business dealings, Mr. Billingsley wrote “In Defense of Business Ethics” in Management Today.

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

Marcia K. Meyer joined the Board in March 2025 and was named Secretary of the Board of Directors on March 28, 2025. Ms. Meyer is the Company’s second-largest shareholder after our founder and CEO. As Mentor’s largest outside shareholder and a former co-owner and Chief Editor of her publishing business for thirty years, Ms. Meyer contributes a unique entrepreneurial skillset to the Company. Earlier in her career, Ms. Meyer spent over a decade in the electronics, real estate, and escrow industries, including serving as the Human Resources director at the district office of Walker & Lee Realty. Ms. Meyer graduated from Western Michigan University with a double major in biology and psychology. Ms. Meyer has no conflicting or affiliated outside business interests. Ms. Meyer’s husband, Robert B. Meyer, previously held a director position between January 11, 2000, and August 27, 2003, and later returned to this role on April 29, 2012, until his passing in late December 2024. As our former largest outside shareholder, Mr. Meyer had been a senior professional voice in the Company’s management for over 19 years.

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

The Audit Committee had one meeting in 2025 and one special meeting with the Company’s Board of directors in 2024. All members of the Audit Committee attended both meetings.

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

The Audit Committee of Mentor Capital, Inc. has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2025. Based upon this information and these materials, the Audit Committee recommends to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Board Leadership and Role in Risk Oversight

Chet Billingsley acts as Mentor’s Chief Executive Officer and Chairman of the Board. Marcia Meyer acts as the Company’s Secretary and lead independent director. Lori Stansfield acts as the Company’s Treasurer, independent director, and independent Audit Committee Chair. Mentor has determined that its leadership structure is appropriate, as Mentor is a small company, and Mr. Billingsley is the most familiar with the various industries and their related risks and benefits. The Board has direct discussions with the CEO and suggests operating approaches to mitigate identified risks on a regular basis. Because all independent directors are major shareholders, direct discussions reinforce the priority of reducing shareholder risk and increasing shareholder return on all corporate actions.

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

Mentor held four meetings of the Board of Directors in 2025 and five meetings of the Board of Directors in 2024. All directors attended each of the meetings.

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

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
Chet Billingsley	2025	$230,302	(1)	-	-	-	-	$26,227	(3)	$12,500	(2)	$269,029
Chairman, CEO, & Principal Financial Officer	2024	$212,462	(1)	-	-	-	-	$40,066	(3)	$15,000	(2)	$267,528

(1) In 2025, the Chief Executive Officer’s compensation consisted of $208,000 annual gross base salary, before payroll taxes, plus $24,000 accrued vacation, $8,000 accrued sick pay, and $17,328 accrued severance pay. Mr. Billingsley’s net unpaid accrued vacation, sick pay, and severance are reported as nonqualified deferred compensation. In 2025, Mr. Billingsley was paid $4,117 in deferred sick pay and $18,185 in deferred vacation pay. In 2024, the Chief Executive Officer’s compensation consisted of $208,000 annual gross base salary, before payroll taxes, plus $24,000 accrued vacation, $8,000 accrued sick pay, and $17,328 accrued severance pay. Mr. Billingsley’s net unpaid accrued vacation, sick pay, and severance are reported as nonqualified deferred compensation. In 2024, Mr. Billingsley was paid $4,000 gross base salary accrued in 2023 and paid in 2024 plus $462 in deferred vacation pay.

(2) In 2025, Mr. Billingsley received $12,500 in compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $2,500 per meeting for his attendance at the four regular quarterly Board meetings and $2,500 for his attendance at one special Board and Audit Committee meeting. In 2024, Mr. Billingsley received $15,000 in compensation for his service as a member of Mentor’s Board of Directors. Mr. Billingsley was paid $2,500 per meeting for his attendance at the four regular quarterly Board meetings and $2,500 for his attendance at one special Board and Audit Committee meeting. He was paid $1,250 per consent for two unanimous written consents.

(3) In 2025, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $26,227. This consisted of $3,884 accrued sick pay, $5,015 accrued vacation pay, and $17,328 accrued officer severance pay. In 2024, our accrual for estimated retirement and other benefits to Mr. Billingsley increased by $40,066. This consisted of $5,600 accrued sick pay, $17,138 accrued vacation pay, and $17,328 accrued officer severance pay.

Director Compensation

The following table sets forth information concerning the compensation of directors of Mentor, other than Mr. Billingsley, for the year ended December 31, 2025.

Director Name	Fees Earned or Paid In Cash ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Marcia K. Meyer	10,000	(1)	-	-	-	-	-	-	10,000
Lori J. Stansfield	12,500	(1)	-	-	-	-	-	2,888	15,388

(1) Ms. Meyer and Ms. Stansfield were paid $2,500 per meeting for their attendance at four regular quarterly Board meetings, and Ms. Stansfield was paid $2,500 in Audit Committee fees.

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

The percent ownership information presented in the table below is based on the total number of shares of Mentor’s Common Stock outstanding as of March 27, 2026, which was 21,683,189.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Chet Billingsley 5964 Campus Court Plano, TX 75093	3,156,296	(1)	12.35	%(4)
Common Stock	Marcia Meyer 21141 Canada Road, #7E Lake Forest, CA 92677	864,871	(2)	5.03	%(4)
Common Stock	Lori Stansfield 903 N Towner Street Santa Ana, CA 92703	87,418	(3)	1.07	%(4)
Common Stock	Directors and Officers as a group	4,108,585		18.45	%(5)

(1) In addition to 3,156,296 shares of Common Stock, Mr. Billingsley also holds 47,274 Series D warrants exercisable at $0.02 per share. As of the date of this Annual Report on Form 10-K, Mr. Billingsley has not exercised any of these Series D warrants.

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

(4) The Percentage of Class ownership of Mr. Billingsley, Ms. Meyer, and Ms. Stansfield is calculated based on the total number of outstanding shares of Common Stock (21,683,189) and Series D warrants (4,250,000).

(5) Calculated based on the diluted Percentage of Class ownership of the Registrant’s management, executive officers, and directors.

If an individual or entity tried to take control of the Company, Mr. Billingsley is authorized to obtain a loan from the Company to pay for the exercise of his unexercised Series D warrants.

Subsequent to the year-end on January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased 11 Series Q Convertible Preferred Shares of the Company from a third party in a private transaction for a total of $204,488 at $18,590 per share. Subsequent to the year-end, effective April 3, 2026, such 11 Series Q Convertible Preferred Shares were elected to be converted into 5,906,107 shares of the Company’s Common Stock by Mr. Billingsley at the Series Q Conversion Value of $347,279 at a Common Stock conversion price of $0.0588 per Common Share. See Note 21 of the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Billingsley acts as both the Chief Executive Officer, Principal Financial Officer, and Chairman of the Board of Directors of the Company. Ms. Stansfield acts as Audit Committee Chair and Treasurer of the Board of Directors of the Company, and she is the Chief Financial Officer of NeuCourt, Inc., an entity in which the Company has purchased convertible promissory notes, SAFEs, and shares of common stock. Ms. Meyer acted as the Company’s Secretary but was not paid for her role and was not a Company employee. With the exception of Mr. Billingsley, all directors are independent directors under the adopted definition of independence from the OTC Markets OTCQB Rules. The directors are all shareholders of the Company. Ms. Stansfield is the independent and single director on the Audit Committee. Sara Billingsley acts as the Company’s Director of Legal Operations and Assistant Corporate Secretary. Ms. Billingsley has been working for the Company since 2006. Ms. Billingsley is not an officer or director of the Company.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees, as applicable, of Spicer Jeffries, LLP, our former independent auditor who was acquired by Cherry Bekaert LLP in 2025, and BF Borgers CPA PC, our former independent auditor, for the fiscal years ended December 31, 2025 and 2024.

Fee Category	2025		2024
Audit Fees (1)	$77,000	(5)	$78,500	(6)
Audit-Related Fees (2)	-		-
Tax Return Fees (3)	$4,000		-
All Other Fees (4)	-		-

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Mentor did not incur any audit-related fees in fiscal years 2025 or 2024.

(3)	The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All other fees, if any, consist of fees for other miscellaneous items.

(5)	In 2025, the Company paid a total of $77,000 in audit fees to Spicer Jeffries, LLP, our former independent auditor.

(6)	In 2024, the Company paid a total of $78,500 in audit fees. The Company paid $60,500 to BF Borgers CPA PC, our former independent auditor, and $18,000 to Spicer Jeffries, LLP, our former independent auditor.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Chairman of the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2025 and 2024 were pre-approved by the entire Board and our Audit Committee Chair.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Company is filing the following financial statements with this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm(PCAOB ID: 677)	F-2
●	Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
●	Consolidated Income Statements for the years ended December 31, 2025 and 2024	F-5
●	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024	F-6
●	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	F-7
●	Notes to the Financial Statements	F-8

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report for the period ending December 31, 2025 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Mentor Capital, Inc.

Date: April 15, 2026	By:	/s/ Chet Billingsley
Chet Billingsley,
Director, Chairman, Chief Executive Officer, and Principal Financial Officer

Directors

Date: April 15, 2026	By:	/s/ Lori Stansfield
Lori Stansfield
Director and Treasurer

Date: April 15, 2026	By:	/s/ Marcia Meyer
Marcia Meyer
Director and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mentor Capital, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of income, changes in shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spicer Jeffries LLP
Spicer Jeffries LLP (PCAOB ID 349)

We have served as the Company’s auditor from 2024 through 2026.
Denver, Colorado
March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mentor Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mentor Capital, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statement of income, changes in shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP
Cherry Bekaert LLP (PCAOB ID 677)

We have served as the Company’s auditor since 2026.

Denver, Colorado
April 15, 2026

Mentor Capital, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$49,193	$2,182,121
Investment in securities at fair value	879,208	1,120,482
Investments in gold commodity, at cost	516,346	-
Royalty income receivable	26,000	-
Prepaid expenses and other current assets	8,062	7,010

Total current assets	1,478,809	3,309,613

Property and equipment
Property and equipment	54,231	48,239
Accumulated depreciation and amortization	(44,276)	(47,721)

Property and equipment, net	9,955	518

Other assets
Long term investments	104,431	104,431

Intangible property
Royalty interests in the Permian Basin	1,369,899	-
Accumulated amortization of royalty interests	(103,251)	-
Intangible property, net	1,266,648	-

Total other assets	1,371,079	104,431

Total assets	$2,859,843	$3,414,562

Mentor Capital, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2025 and 2024

	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$361	$3,166
Accrued expenses	38,578	42,599
Total current liabilities	38,939	45,765

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	502,805	476,578
Total long-term liabilities	502,805	476,578
Total liabilities	541,744	522,343

Commitments and Contingencies (Note 17)

Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at December 31, 2025 and 2024*	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 21,683,189 and 21,686,105 shares issued and outstanding at December 31, 2025 and 2024	2,168	2,169
Additional paid in capital	11,917,362	11,917,362
Accumulated deficit	(9,601,431)	(9,027,312)
Total shareholders’ equity	2,318,099	2,892,219

Total liabilities and shareholders’ equity	$2,859,843	$3,414,562

*	Par value is less than $0.01

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Consolidated Income Statements

For The Years Ended December 31, 2025 and 2024

	2025	2024
Revenue
Royalty revenue	$166,811	$-

Total revenue	166,811	-

Gross profit	166,811	-

Costs and expenses
Severance and ad valorem taxes	13,050	-
Selling, general, and administrative expenses	780,394	780,212
Total costs and expenses	793,444	780,212

Operating loss	(626,633)	(780,212)

Other income and (expense)
Loss on investments (Note 4)	-	(250,208)
Realized gain (loss) on sale of investments	(179,775)	41,376
Unrealized gain (loss) on investments	194,882	(6,387)
Interest income	41,823	171,255
Other income (expense)	26	-

Total other income and (expense)	56,957	(43,964)

Loss before provision for income taxes	(569,677)	(824,176)
Provision for income taxes	(4,442)	(15,329)

Net loss	$(574,119)	$(839,505)

Basic and diluted net loss per Mentor common share:
Basic and diluted	$(0.026)	$(0.036)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	21,685,656	23,472,892

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For The Years Ended December 31, 2025 and 2024

	Controlling Interest
	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balance at December 31, 2023	11	$-	24,686,105	$2,469	$12,101,055	$(8,187,807)	$3,915,717

Treasury stock buy-backs	-	-	(3,000,000)	(300)	(183,693)	-	(183,993)

Net loss	-	-	-	-	-	(839,505)	(839,505)

Balance at December 31, 2024	11	$-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219

Paid in capital adjustment - stock cancellation	-	-	(2,916)	(1)	-	-	(1)

Net loss	-	-	-	-	-	(574,119)	(574,119)

Balance at December 31, 2025	11	$-	21,683,189	$2,168	$11,917,362	$(9,601,431)	$2,318,099

*	Par value of Series Q preferred shares is less than $1.

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574,119)	$(839,505)
Depreciation and amortization	(3,445)	1,073
Accumulated amortization of royalty interests	103,251	-
Amortization of discount on investment in account receivable	-	(9,559)
(Gain) loss on investment in securities at fair value	(15,107)	(34,989)
(Gain) loss on long-term investments	-	250,208
Decrease (increase) in operating assets
Royalty income receivable	(26,000)	-
Other receivables	-	15,000
Prepaid expenses and other current assets	(1,052)	(502)
Increase (decrease) in operating liabilities
Accounts payable	(2,805)	14
Accrued expenses	(4,021)	(48,861)
Accrued salary, retirement, and benefits - related party	26,227	40,066
Net cash provided by (used by) operating activities	(497,071)	(627,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(614,830)	(1,420,608)
Purchase of gold	(516,346)	-
Proceeds from securities sold	871,211	982,478
Acquired royalty interests in the Permian Basin	(1,369,899)	-
Proceeds from Ally Waste note receivable	-	1,000,000
Purchases of property and equipment	(5,992)	-
Net cash (used by) investing activities	(1,635,856)	561,870

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid in capital adjustment - stock repurchase or cancellation	(1)	(300)
Payments on repurchase of stock	-	(183,693)

Net cash provided by (used by) financing activities	(1)	(183,993)

Net change in cash	(2,132,928)	(249,178)

Beginning cash	2,182,121	2,431,299

Ending cash	$49,193	$2,182,121

SUPPLEMENTARY INFORMATION:
Cash paid for income taxes	$4,603	$15,489

See accompanying Notes to Consolidated Financial Statements

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The Company’s common stock is publicly traded on OTC Markets Over-the-Counter Venture Market (“OTCQB”), under the trading symbol MNTR.

The Company’s current industry focus includes the classic energy sectors of oil and gas, and related ventures. Mentor’s gold investment adds an additional avenue for trading profit. Additionally, the Company has residual investments in legal dispute resolution services, collecting on an annuity-like financing, and the collection of a judgment that it monitors for collectability.

The following is a list of subsidiaries of Mentor Capital, Inc. as of December 31, 2025:

Name of Subsidiary	% of ownership	State in which Incorporated
Mentor IP, LLC	100%	South Dakota
Mentor Partner I, LLC	100%	Texas
Mentor Partner II, LLC	100%	Texas
TWG, LLC	100%	Texas

Mentor’s 100% owned subsidiaries are headquartered in Plano, Texas and are used as vehicles to facilitate business combinations and investments.

The Company holds an active judgment of $2,539,597 plus $628,985 accrued interest as of December 31, 2025 against G Farma Settlors. The judgment amounts are fully reserved but will continue to be monitored for long-term collectability. See Notes 8, 9, and 17.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

As of December 31, 2025, Mentor holds an 6.13% equity interest in NeuCourt, Inc. (“NeuCourt”), a development-stage AI-assisted legal dispute resolution company.

On October 4, 2024 Mentor received a final $1,000,000 payment plus accrued interest of $60,000 from Ally Waste Services, LLC to complete the purchase of Mentor’s former 51% majority owned subsidiary Waste Consolidators Inc. (“WCI”), purchased for $6,000,000 for Mentor’s equity percentage one year earlier.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. See Note 10.

The Company also maintains gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to profitably support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. These holdings may serve as an immediately available asset that can be permanently added to the Company’s Core Q Holdings, or act as a bridge investment backing Mentor’s Series Q Preferred Stock until an acceptable energy acquisition is closed and that is permanently added to the Core Q Holdings, replacing the gold bridge. See Note 11.

Note 2 - Summary of significant accounting policies

Revision of previously issued financial statements (unaudited)

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified an error (i.e. valuing gold at fair market value, rather than cost) related to the valuation method used for its investment position in gold that affected certain previously issued interim unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025. The error did not affect any previously issued audited annual financial statements because the Company did not hold an investment position in gold prior to March 17, 2025.

The Company evaluated the materiality of the error in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections,” and Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters in which they occurred for the periods ended for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, but that correcting the error in the current period would be material to our results of operations for fiscal year 2025 if it was not corrected. Accordingly, the Company has corrected the error by revising the prior period financial information.

The correction of this error had no impact on previously reported audited annual results, and therefore, the Company did not amend its previously filed audited annual reports on Form 10-K. See Note 20.

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

December 31, 2025 and 2024

Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

As shown in the accompanying financial statements, the Company has an accumulated deficit of ($9,601,431) as of December 31, 2025. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 10.

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

Impact related to endemic factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic, political, and military situations, economic sanctions, the impact of money printing, inflation, interest rate fluctuations, fluctuations in gold prices, tax increases, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, market conditions that could impact the price of gold, the monetization of gold, potential banking or currency crises, asset confiscation, theft, the war in Ukraine, the conflicts in the Middle East, the U.S. confrontation with Venezuela, and other potential international conflicts, reoccurring election-related changes in the U.S. federal government’s administration, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing. See Note 4.

Management believes the risk of money printing, inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances is expected to continue in 2026.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

We anticipate that current cash and associated resources, without new inflows, would be sufficient for us to execute our business plan for four years after the date these financial statements are issued. The ultimate impact of endemic factors on our business, results of operations, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts and notes receivable reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to investments, intangible assets, amortization periods, accrued expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

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

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Accounting pronouncements recently adopted

Income Taxes: Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures,” which updates ASC 740 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 in fiscal year 2025.

Accounting pronouncements to be adopted

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

Interim Reporting: Narrow-Scope Improvements - In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270)” to improve the navigability of required interim disclosures and clarify when such guidance is applicable. ASU 2025-11 provides additional guidance on the disclosures required in interim reporting periods and adds a principle to Topic 270 requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The ASU will be adopted by the Company upon the ASU effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Codification Improvements - In December 2025, the FASB issued ASU 2025-12 “Codification Improvements,” which includes updates to thirty-three Codification entries across a broad range of Topics, arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods within those annual periods. Early adoption is permitted. The ASU will be adopted by the Company upon the ASU effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of December 31, 2025 and 2024.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Long term investments

The Company’s investments in entities where it is a minority owner and does not have the ability to exercise significant influence are recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long-term investments for impairment each reporting period as well as for adjustments related to observable price changes in orderly transactions.

Credit quality of notes receivable and finance leases receivable and credit loss reserve

As our notes receivable and finance leases receivable are expected to be limited in number, our management is able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management does not use a system of assigning internal risk ratings to each of our receivables. Rather, each note receivable and finance lease receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors, including, but not limited to, financial results, satisfying scheduled payments, and compliance with financial covenants. A note receivable or finance lease receivable will be categorized as non-performing when a borrower experiences financial difficulty and has failed to make scheduled payments. Under ASC 326, “Financial Instruments—Credit Losses,” management estimates lifetime expected credit losses for these receivables based on a receivable-by-receivable analysis that incorporates historical loss experience (if any), current borrower-specific and macroeconomic conditions, and reasonable and supportable forecasts.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, 3 years to 5 years; furniture and equipment, 7 years. Depreciation is included in selling, general, and administrative costs in the consolidated income statements.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. As of December 31, 2025, the total carrying value of all royalty interests taken together was $1,266,648, which was calculated as the beginning balance of our royalty interests of $1,369,899, less accumulated amortization of $103,251 at December 31, 2025. No indicators of impairment were identified during the twelve months ended December 31, 2025. See Note 10.

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

Revenue recognition

Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to government authorities.

The guidance under ASC Topic 326, “Financial Instruments - Credit Losses,” impacts the impairment model for certain financial assets by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset. Under the guidance, the Company has the ability to determine that there are no expected credit losses in certain circumstances based on the credit quality of the customer.

The allowance for credit losses is based on the Company’s expectation of the collectability of the financial instruments carried at amortized costs, including arrangement fees and other receivables, using the CECL framework. The Company’s expectation is that the credit risk associated with receivables is that the client with which it may conduct business is unable to fulfill its contractual obligation. In such instance, management would monitor the credit risk of clients, and currently, there is not a foreseeable expectation of an event or change that could result in the arrangement fee receivables being unpaid based on individual facts and circumstances. The Company considers factors such as historical experience, credit quality, age of balances, and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses if such an arrangement became applicable. The Company’s royalty receivable is subject to ASC 326-20 “Financial Instruments—Credit Losses—Measured at Amortized Cost,” as a financial asset measured at amortized cost, but based on the Company’s evaluation of expected credit losses (considering counterparties, collection history, timing of payments, and other relevant factors), expected losses are insignificant and no allowance is recorded.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells will participate in and bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is produced. The difference between accrued royalty income and the amount received is adjusted when royalty payments are paid. Therefore, our royalty income accruals are subject to revision. The performance or lack of performance of third-party producers who send royalty payments to the Company, weather conditions, the accuracy of historical check stub and well volume data from the energy professionals upon which our estimates rely, production levels and actual volumes, and prices of oil and natural gas sales may materially impact our royalty income receivable amounts. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors that may materially impact the recoverability of our royalty interests. The Company has the right to receive royalty interest payments once production has occurred, at which point payment is unconditional. The Company’s receipt of royalty interest payments is not attached to any performance obligation that the Company must perform, such as the delivery of goods or services in order to receive payment from a customer. Therefore, the Company’s ownership of royalty interests is not a contractual asset or liability under ASC 606, “Revenue from Contracts with Customers.”

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

Outstanding warrants that did not affect the computation of the dilutive weighted average number of shares outstanding, as their effect would be anti-dilutive, were approximately 4,250,000 and 4,250,000 as of December 31, 2025, and 2024, respectively. There were no potentially dilutive shares outstanding at December 31, 2025 and 2024.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive as of December 31, 2025 and 2024 and is not included in calculating the diluted weighted average number of shares outstanding.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” as amended by ASU 2023-09 “Improvements to Income Tax Disclosures,” which requires the Company to recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. ASU 2023-09 requires the Company to provide a greater disaggregation of information in the rate reconciliation presented in both dollars and percentages, and disclosure of income taxes paid by jurisdiction and broken out by federal, state, local, and foreign jurisdiction, with specific categories for jurisdictions that represent 5% or more of total income taxes paid along with a qualitative description of significant reconciling items that affect the effective tax rate. It also requires additional disclosures of state and local income tax, net of federal income tax effect, foreign tax effects, effect of cross-border tax laws, enactment of new tax laws, nontaxable or nondeductible items, tax credits, changes in valuation allowances, and changes in unrecognized tax benefits.

The Company applies the provisions of ASC Subtopic 740-10, “Accounting for Uncertainty in Income Taxes.” The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount of more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax provisions during the years ended December 31, 2025 and 2024, nor were any interest or penalties accrued as of December 31, 2025 and 2024. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax provisions as a component of income tax expense.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Investment in gold at cost

The Company holds gold bullion as part of its integrated investment strategy to profit from trading in commodities and, coincidentally, while awaiting trading opportunities to preserve capital and hedge against inflationary risks. Gold bullion is classified as an indefinite-lived nonfinancial asset and is accounted for under a cost model. Gold bullion is initially recorded at acquisition cost and subsequently measured at the lower of cost or net realizable value. The Company evaluates the carrying value of gold bullion for impairment on a periodic basis and recognizes losses when the market value declines below cost. Any such impairment losses are recognized in earnings and are not reversed for subsequent recoveries in value. Fair value measurements, when performed for impairment testing, are determined in accordance with ASC 820 “Fair Value Measurement.” Realized gains or losses are recognized in earnings upon sale of the gold bullion and are measured as the difference between the proceeds received and the carrying amount of the asset.

Note 3 – Discontinued operation

Between 2003 and October 2023, the Company held an interest in a facilities operations company, Waste Consolidators Inc. (“WCI”). On October 4, 2023, the Company sold the entirety of its interest in WCI for $6,000,000 by entering into a Stock Purchase Agreement whereby the shareholders of WCI sold all of the outstanding shares of stock to Ally Waste Services, LLC. In connection with the sale, the Company received $5,000,000 in cash and a one-year unsecured, subordinated, promissory note in the initial principal face amount of $1,000,000. The note accrued interest at 6% per annum and matured on October 4, 2024. The $5,000,000 cash payment was paid by Ally on October 4, 2023. The $1,000,000 initial principal face amount of the note plus accrued interest of $60,000 was paid by Ally on October 4, 2024. See Note 3 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2023 on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024 for further reporting related to our discontinued operation.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 annual installment payment has not been received. At June 11, 2024, the receivable was fully impaired as a recordation of expected credit loss due to a history of uncertain payments. Under ASC 326, “Current Expected Credit Loss” the Company’s impairment of its investment account receivable involved estimating losses based on historical data, current conditions, and reasonable forecasts. The Company’s investment in accounts receivable was evaluated for impairment because, collectively, there were risk characteristics that created an allowance for expected credit losses on its collection of future annual installment payments

The April 10, 2015 account receivable is supported by an exchange agreement and consisted of the following at December 31, 2025 and 2024:

	2025	2024
Face value*	$287,200	$287,200
Impairment**	(250,208)	(250,208)
Total	36,992	36,992
Unamortized discount	(36,992)	(36,992)
Net balance	-	-
Long term portion	$-	$-

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassified and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.
**	Impairment as recordation of expected credit loss.

On June 11, 2024, our investment in account receivable was impaired as a recordation of expected credit loss by $250,208. The $250,208 impairment consisted of the Company’s estimate of the reduction of $287,200 purchased receivable offset by a ($36,992) purchased receivable discount. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract. The Company has been notified by the originating third-party payor of the $1,287,000 account receivable which the Company purchased from the former payee that in or about December 2025 the third-party payor intends to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee can resolve ownership of the $180,000. The Company has retained legal representation in the County of Fresno to pursue the collection of the $180,000 payment.

For the years ended December 31, 2025 and 2024, $0 and $9,559 of discount amortization are included in interest income.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 5 – Note receivable

On October 4, 2023, in connection with the sale of the Company’s ownership interest in WCI, the Company received a one-year unsecured, subordinated, promissory note in an initial principal face amount of $1,000,000 from Ally Waste Services, LLC (“Ally”) at 6% interest per annum.

On the note maturity date, October 4, 2024, the Company received full payment of the one-year promissory note from Ally. The payment consisted of the payment of the $1,000,000 initial principal face amount of the note plus accrued interest of $60,000.

Note 6 - Property and equipment

Property and equipment are comprised of the following at December 31, 2025 and 2024:

	2025	2024
Computers	$39,618	$33,626
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	54,231	48,239
Accumulated depreciation and amortization	(44,276)	(47,721)

Net Property and equipment	$9,955	$518

Depreciation and amortization expenses was $763 and $1,073 for the years ended December 31, 2025 and 2024, respectively. All depreciation is included in selling, general and administrative expenses in the consolidated income statements.

Note 7 – Convertible notes receivable converted into SAFEs

Prior to 2024, the Company exchanged two convertible notes purchased at cost for a Simple Agreement For Future Equity (“SAFE”) pursuant to a July 15, 2022, convertible note exchange agreement for SAFE Purchase Agreement between NeuCourt, Inc. (“NeuCourt”) and the Company. The SAFEs were converted at cost, based on the original dollar amount the Company paid, at an aggregate face amount of $86,030 (the “Purchase Amount”). Thereafter, the Company sold $2,247 of the SAFE Purchase amount to a third party, and on January 20, 2023, the Company and NeuCourt entered into a $10,000 SAFE Purchase Agreement under the same terms as the July 15, 2022, SAFE Purchase Agreement, which resulted in the Company’s aggregate SAFE Purchase Amount totaling $93,756.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The valuation cap of the SAFE is $3,000,000 (“Valuation Cap”), and the discount rate is 75% (“Discount Rate”).

If, prior to termination, conversion, or expiration of the SAFE, NeuCourt sells a series of preferred stock (“Equity Preferred Stock”) to investors in an equity financing raising not less than $500,000, Mentor’s SAFE shall be converted into shares equal to the Purchase Amount divided by the lesser of (x) the price per share of the Equity Preferred Stock multiplied by the Discount Rate and (y) the price per share equal to the Valuation Cap divided by the number of outstanding shares of NeuCourt on a fully diluted, as-converted basis (“Conversion Shares”). The Conversion Shares shall consist of (a) the number of shares of Equity Preferred Stock equal to the Purchase Amount divided by the price per share of the Equity Preferred Stock (“Preferred Stock”) and (b) the number of shares of common stock equal to the Conversion Shares minus the Preferred Stock.

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

At December 31, 2025, and 2024, the SAFE Purchase Amount was $93,756. See Note 7 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to NeuCourt, the convertible notes, and the SAFEs.

Ms. Lori Stansfield, the Company’s Audit Committee Chair and Treasurer of the Board of Directors of the Company, is the Chief Financial Officer of NeuCourt, Inc.

Note 8 - Notes purchase agreement receivable

Prior to 2024, G FarmaLabs Limited (“G Farma”) had defaulted on a certain Notes Purchase Agreement associated with certain underlying secured promissory notes with the Company, resulting in an eventual final $1,039,501 recordation of an expected credit loss and impairment by the Company. Under ASC 326, “Current Expected Credit Loss” the Company’s impairment of the Notes Purchase Agreement involved estimating losses based on historical data, current conditions, and reasonable forecasts. The Company’s investment in accounts receivable was evaluated for impairment because, collectively, there were risk characteristics that created an allowance for expected credit losses on its collection of future Notes Purchase Agreement payments. On July 11, 2023, a $2,539,597 Judgment was entered against the G Farma and other related G Farma entities and guarantors (collectively, the “G Farma Settlors”) in favor of the Company’s collection of the Company’s fully impaired Notes Purchase Agreement receivable and Partner I’s collection on a certain fully impaired equipment finance lease receivable described at Note 9. In addition to the Judgment, interest of $628,985 is due at December 31, 2025. However, collection is unlikely, and since its inception, the Judgment and associated interest have remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” under “Critical Accounting Policies” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the Notes Purchase Agreement portion of the Judgment related to the Company’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable, and if any additional amounts are recovered, they will then be applied against the finance leases receivable, described at Note 9. No recovery payments were included in other income in the consolidated financial statements for the year ended December 31, 2025 and 2024, respectively. See Note 8 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 9 – Finance leases receivable

Prior to 2024, the G Farma Settlors, coincidently with default on the Notes Purchase Agreement, as mentioned in Note 8 above, defaulted on certain related equipment finance leases with Partner I, resulting in an eventual final $803,399 recordation of an expected credit loss and impairment by Partner I. Under ASC 326, “Current Expected Credit Loss” the Company’s impairment of the equipment finance leases involved estimating losses based on historical data, current conditions, and reasonable forecasts. The Company’s investment in accounts receivable was evaluated for impairment because, collectively, there were risk characteristics that created an allowance for expected credit losses on its collection of future equipment finance lease payments. On July 11, 2023, a $2,539,597 Judgment was entered against the G Farma Settlors in favor of Partner I’s collection of its fully impaired finance leases receivable and the Company’s collection on certain fully impaired Notes Purchase Agreement receivables described at Note 8. In addition to the Judgment, interest of $628,985 is due at December 31, 2025. However, collection is unlikely, and since its inception, the Judgment has remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” under “Critical Accounting Policies” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the finance leases receivable portion of the Judgment related to Partner I’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable described in Note 8, and if any additional amounts are recovered, they will then be applied against the finance leases receivable. No recovery payments were included in other income in the consolidated financial statements for the year ended December 31, 2025 and 2024, respectively. See Note 9 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Note 10 – Interest in oil and gas royalties

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

◌	On March 20, 2025, Mentor Capital, Inc. purchased an average of 0.0332439% oil and gas royalty interests in seven (7) producing horizontal wells and a royalty interest of approximately 0.15625% in two (2) non-producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for a total acquisition cost of $60,980. Prior to the Company’s purchase, average daily production in the last six months was approximately 5,252 BBLs and 5,580 MCF. Transfer of title to oil, gas, and mineral royalty interests and other interests in the name of Mentor Capital, Inc. was recorded on April 3, 2025 in Howard County, Texas by a certain Mineral and Royalty Deed effective March 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized as of March 1, 2025.

◌	On March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for a total acquisition cost of $720,690. Prior to the Company’s purchase, average daily production in the last six months was approximately 16,572 BBLs and 37,496 MCF. Transfer of title to overriding royalty interests together with all interests in any units, bonuses, rents, royalties, and other benefits which may accrue in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Assignment of Overriding Royalty Interests effective April 1, 2025. Royalty payments owed to the Company commenced and were recognized effective April 1, 2025.

◌	As of March 31, 2025, Mentor Capital, Inc. purchased royalty interests of approximately 0.050099% in forty-one (41) producing oil and gas wells in the Permian Basin situated in Martin County, Texas from Maven Royalty 2, LP, a Delaware limited partnership, for $588,229. Prior to the Company’s purchase, average daily production in the last six months was approximately 15,734 BBLs and 20,645 MCF. Transfer of title to all oil, gas, and associated liquid or liquefiable hydrocarbons, including royalty, overriding royalty, unit interest and mineral interests of whatever nature, in, on, and under that may be produced from or attributable to the property including royalty interests in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Mineral and Royalty Deed effective April 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized on April 1, 2025.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The following table summarizes activity related to the royalty interests at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Additions(1)	$1,369,899	$-
Amortization	(103,251)	-
Impairment	-	-
Ending balance	$1,266,648	$-

(1)	Additions reflect the Company’s total royalty interest acquisitions as of December 31, 2025. A total of $1,369,899 royalty interests had been acquired as of March 31, 2025.

Royalty revenue over approximately eight months of operation was $166,811 and $0 for the twelve months ended December 31, 2025 and 2024.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $26,000 and $0 as of December 31, 2025 and 2024, respectively, which represent the Company’s estimated receivables for approximately two months in November and December 2025. Royalty payments received for approximately eight months of production were $140,811 and $0 for the twelve months ended December 31, 2025 and 2024, which represent a portion of the royalty income earned by the Company. Actual and estimated severance taxes were approximately 5.10% of actual and accrued royalty income at the twelve months ended December 31, 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Ad valorem tax liability was $4,571 and $0 as of December 31, 2025, and 2024. This liability is assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law.

Subsequent to year-end, the Company received a total of $30,588 in royalty interest payments, gross, which, after payment of $1,481 in severance taxes paid by the Company, were $29,107, net, which represents a portion of the royalty income earned by the Company in November 2025 and December 2025. See Note 21.

Note 11 – Investments at fair value and at cost

The Company holds investments at fair value and at cost.

Investments at fair value:

The hierarchy of Level 1, Level 2 and Level 3 Assets at fair value are listed as follows:

Fair Value Measurement Using
Unadjusted Quoted Market Prices
(Level 1)
Investment in Securities
Balance at December 31, 2023	$647,363

Total gains or losses
Included in earnings (or changes in net assets)	34,989
Purchases, issuances, sales, and settlements	-
Purchases	1,420,608
Issuances	-
Sales	(982,478)
Settlements	-
Balance at December 31, 2024	1,120,482

Total gains or losses
Included in earnings (or changes in net assets)	15,107
Purchases, issuances, sales, and settlements	-
Purchases	614,830
Issuances	-
Sales	(871,211)
Settlements	-
Balance at December 31, 2025	$879,208

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as equity securities at December 31, 2025 consisted of the following:

Type	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
NYSE-listed company stock	$693,197	$186,011	$-	$879,208

The portion of unrealized gains and losses for the period related to equity securities still held at the reporting date is calculated as follows:

	Year Ended December 31,
	2025	2024
Net gains and losses recognized during the period on equity securities	$15,107	$34,989

Less: Net gains (losses) recognized during the period on equity securities sold during the period	179,775	41,376

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$194,882	$(6,387)

Gold position held at cost:

On March 17, 2025, the Company purchased a 3 (three) kilogram gold position for $295,328, and on July 17, 2025, the Company purchased a 2 (two) kilogram gold position for $221,018. The Company holds gold bullion as part of its integrated investment strategy to profit from trading in gold, gold-backed securities, and potential futures trading. Initially, the gold purchase helped preserve capital and hedge against inflationary risks. Gold bullion is classified as an indefinite-lived nonfinancial asset and is accounted for under a cost model.

Gold bullion is initially recorded at acquisition cost and subsequently measured at the lower of cost or net realizable value. The Company evaluates the carrying value of gold bullion for impairment on a periodic basis and recognizes losses when the market value declines below cost. Any such impairment losses are recognized in earnings and are not reversed for subsequent recoveries in value.

As of December 31, 2025 and 2024, the carrying value of gold bullion was $516,346 and $0, respectively. The estimated fair value of gold bullion, based on quoted market prices for gold, was approximately $683,527 as of December 31, 2025. The Company did not recognize any impairment losses related to gold bullion during the year ended December 31, 2025.

NeuCourt investment held at cost:

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. See Note 7.

Note 12 – Common Stock warrants

As of December 31, 2025 and 2024, there were 4,250,000 Series D warrants outstanding with an exercise price of $0.02 per share plus a $0.10 per warrant redemption fee, if applicable.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. The Series D warrants expire on May 11, 2038.

As of December 31, 2025 and 2024, there were 413,512 Series H ($7) warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company. The Series H warrants expire on November 8, 2039.

As of December 31, 2025, and 2024, the weighted average contractual life for all Mentor warrants was 12.5 years and 13.5 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the years ended December 31, 2025 and 2024, 0 and 0 Mentor warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at December 31, 2025 and 2024 was $255,425 and $237,150, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2023	4,250,000
Issued	-
Exercised	-
Outstanding at December 31, 2024	4,250,000
Issued	-
Exercised	-
Outstanding at December 31, 2025	4,250,000

The following table summarizes Series H ($7) cashless exercise warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2023	413,512
Issued	-
Exercised	-
Outstanding at December 31, 2024	413,512
Issued	-
Exercised	-
Outstanding at December 31, 2025	413,512

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

See Note 11 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to the Company’s warrants.

Note 13 – Warrant redemption liability

The Plan of Reorganization provides the right for the Company to call, and the Company or its designee to redeem warrants that are not exercised timely, as specified in the Plan, by transferring a $0.10 redemption fee to the former holders. Certain individuals desiring to become a Company designee to redeem warrants have deposited redemption fees with the Company that, when warrants are redeemed, will be forwarded to the former warrant holders through DTCC or at their last known address 30 days after the last warrant of a class is exercised, or earlier at the discretion of the Company. The Company has arranged for a service to process the redemption fees in offset to an equal amount of liability. Redemption fees received at December 31, 2025, and 2024 were $0.

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and, therefore, warrant redemption fees received are immediately retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at December 31, 2025 and 2024.

Note 14 – Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

On October 14, 2023, the Board of Directors of the Company approved an additional stock repurchase plan authorizing the Company to repurchase up to 3,000,000 shares of the Company’s common stock (approximately 12% of the Company’s common shares outstanding at that time) at a total repurchase amount not to exceed $200,000. During the period January 1, 2024 through December 31, 2024 a total of 3,000,000 shares were repurchased and effectively retired. The total stock repurchase amount, including commissions and fees, was $183,993.

For the twelve months ended December 31, 2025, no shares of the Company’s common stock were repurchased, and no authorized repurchase plan was in effect.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Preferred Stock

Mentor has 5,000,000 preferred shares authorized at a $0.0001 par value.

The Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series Q Preferred Stock (“Certificate of Designation”) with the Delaware Secretary of State to designate 200,000 preferred shares as Series Q Preferred Stock, such series having a par value of $0.0001 per share. Series Q Preferred Stock is convertible into Common Stock, at the option of the holder, at any time after the date of issuance of such share and prior to the redemption of such share of Series Q Preferred Stock by the Company into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the Series Q Conversion Value by the Conversion Price at the time in effect for such share.

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

Prior to 2024 and through April 2, 2025, the Core Q Holdings Asset Value was tied to the purchase of certain manufacturing equipment previously leased to Pueblo West by Partner II, which Pueblo West later purchased. See Note 13 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information. On April 3, 2025, the Company announced that the Series Q Preferred Stock was valued by the Company’s investment in gold at a valuation of $100,928 per kilogram at an equal starting value of $20,843 per share. Core Q Holdings backed by gold may be made part of permanent Core Q Holdings or to be reallocated into better leading Mentor energy assets and projects of equal starting value that are selected by management. Upon selection, the equal value of allocated energy assets would be reallocated to the Core Q Holdings. The Core Q Holdings Asset Value at December 31, 2025 and December 31, 2024 were $29,148 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.124 and $0.105 per Mentor common share, respectively, which would be anti-dilutive and therefore are not included in the weighted average share calculation for these periods. The 11 shares of Series Q Preferred Stock were eligible to be converted into 2,592,159 shares of Common Stock as of December 31, 2025, and 2,183,557 shares of Common Stock as of December 31, 2024.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 15 – Accrued salary, accrued retirement, and incentive fee – related party

The Company had an outstanding liability to its Chief Executive Officer (“CEO”) as follows at December 31, 2025 and 2024:

	2025	2024
Accrued salaries and benefits	$62,154	$53,255
Accrued retirement and other benefits	702,304	684,976
Offset by shareholder advance	(261,653)	(261,653)
	$502,805	$476,578

As approved by resolution of the Board of Directors the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the years ended December 31, 2025, and 2024, no incentive fee was earned; there was no incentive fee expense.

Note 16 – Related party transactions

Between April 29, 2025 and December 31, 2025, our Chief Executive Officer, Chet Billingsley, purchased 1,030,000 shares of the Company’s common stock on the open market at an average price of $0.074 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to the year-end on January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased 11 Series Q Convertible Preferred Shares of the Company from a third party in a private transaction for a total of $204,488 at $18,590 per share. Subsequent to the year-end, effective April 3, 2026, such 11 Series Q Convertible Preferred Shares were elected to be converted into 5,906,107 shares of the Company’s Common Stock at the Series Q Conversion Value of $347,279 at a Common Stock conversion price of $0.0588 per Common Share. The purchase and conversion were reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934. See Note 21.

Subsequent to year-end, between January 1, 2026, and April 10, 2026, our Chief Executive Officer, Chet Billingsley, purchased an additional 49,000 shares of the Company’s common stock on the open market at an average price of $0.082 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934. See Note 21.

Note 17 – Commitments and contingencies

As of December 31, 2025, and 2024, the Company had certain commitments and contingencies related to collections. Chief among these are legal expenses and costs that may be associated with opportunistic collections, such as the collection of a $180,000 receivable that the Company is pursuing in the Superior Court of California, County of Fresno, in an interpleader action. Management estimates that the ratio of committed estimated legal fees to expected recovery may be about ten percent. Such is not expected to be material enough to report on and will not be certain until the Company makes a business judgment on legal involvement, as it continues to monitor the potential for collection feasibility. The Company is also monitoring the potential of its collection on a $2,539,597 Judgment plus $628,985 interest from the G Farma Settlors. Management’s approach toward collection from the G Farma Settlors is similar, though of larger magnitude, but with a smaller probability. Due to the uncertainty of collection, the receivable is fully impaired, and the Judgment is fully reserved. See Notes 5, 8, and 9.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 18 – Segment information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments. The first reportable segment is its classic energy segment, which consists of the Company’s operations and investment in the classic energy space, including its oil and gas royalty interests. The classic energy segment includes the fair value of securities investments in (i) oil and gas through Exxon Mobil Corp. (XOM) stock, Occidental Petroleum Corp. (OXY) stock, and Chevron Corp. (CVX) stock, (ii) uranium through Cameco Corp. (CCJ) stock, and (iii) coal through Core Natural Resources, Inc. (CNR) stock, plus the Company’s March 2025 acquisition of three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas for total consideration of $1,369,899. The Company’s primary aim for its classic energy segment is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses, or other private energy operating companies, as viable opportunities for such acquisition(s) become available. The second reportable segment consists of the Company’s historic residual operations, which include the fully impaired settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $628,985 accrued interest at December 31, 2025, and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG. The Company also maintains a gold investment for profit and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, that was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The gold investment, short-term treasury exchange-traded funds, and the investment in NeuCourt are included in the Corporate and Eliminations section below.

The Company’s Chief Operating Decision Maker (“CODM”) is Chairman and Chief Executive Officer, Chet Billingsley, a former SEC-registered investment advisor. The CODM evaluates the performance of the Company’s operating segments on an ongoing weekly basis, and he routinely monitors each segment’s exposure to risk due to potential economic factors, societal trends, and market conditions in order to assess and determine the proper allocation of resources related to segment expenses. The CODM uses segment operating income (loss) to review monthly, quarterly, and annual segment trends. Additionally, the CODM regularly monitors actual cash and cash equivalent balances.

Routine expenses related to Company’s oil and gas royalty interests within its energy segment were limited to the severance and ad valorem tax liabilities of $13,050 and $0 as of December 31, 2025, and 2024. Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, advertising and promotion expenses, travel related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the year ended December 31, 2025 compared to the year ended December 31, 2024, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate, Other, and Eliminations	Consolidated
2025
Net revenue	$166,811	$-	$-	$166,811
Operating loss	166,811	(982)	(792,462)	(626,633)
Interest and dividend income	41,819	-	4	41,823
Interest expense	-	-	-	-
Severance and ad valorem taxes	13,050	-	-	13,050
Property additions, net	-	-	5,992	5,992
Fixed asset depreciation and amortization	-	-	763	763
Other asset additions	1,369,899	-	-	1,369,899
Other asset amortization	103,251	-	-	103,251
Total assets	1,400,605	1,327	1,457,911	2,859,843

2024
Net revenue	$-	$-	$-	$-
Operating loss	-	(990)	(779,222)	(780,212)
Interest and dividend income	20,289	-	150,966	171,255
Interest expense	-	-	-	-
Severance and ad valorem taxes	-	-	-	-
Property additions	-	-	-	-
Other asset additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	1,073	1,073
Other asset amortization	-	-	-	-
Total assets	618,038	1,744	2,794,780	3,414,562

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the years ended December 31, 2025 and 2024, as presented in the consolidated income statements:

	2025	2024
Operating loss	$(626,633)	$(780,212)
Gain (loss) on investment in account receivable	-	(250,208)
Realized gain (loss) on investment in securities	(179,775)	41,376
Unrealized gain (loss) on investment in securities	194,882	(6,387)
Interest and dividend income	41,823	171,255
Interest expense	-	-
Other income (expense)	26	-
Income before income taxes	$(569,677)	$(824,176)

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 19 – Income tax

The Company operates solely within the United States and is subject to U.S. federal income tax, and franchise tax in Delaware and Texas.

	2025	2024
Components of loss before income tax consists of the following:
Domestic	$(574,119)	$(824,176)
Foreign	-	-
	$(574,119)	$(824,176)

Income tax benefit for the years ended December 31, 2025 and 2024 consists of the following:

	2025	2024
Current taxes from continuing operations:
Federal	$-	$-
State	4,442	15,329
Total current expense	4,442	15,329

Deferred tax asset:
Federal	138,400	98,300
State of California	-	(156,600)
Change in valuation	(138,400)	58,300
Total provision (benefit)	$4,442	$15,329

During the fiscal year ended December 31, 2025, the Company adopted ASU 2023-09 to enhance the disclosures regarding income taxes paid and the rate reconciliation disclosure. The income taxes paid by the Company are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Federal	$-	$-
State Franchise
Texas	4,442	10,079
Delaware		5,250
Total income tax	$4,442	$15,329

The Company has net deferred tax assets resulting from a timing difference in recognition of unrealized losses and from net operating loss carryforwards.

At December 31, 2025, the Company had approximately $7,300,000 of federal net operating loss carryforwards, of which approximately $4,800,000 can be carried forward indefinitely, and the remaining $2,500,000 will begin to expire in 2034 and be fully expired by the year 2037. The Company has a California net operating loss carryforward of approximately $6,600,000 that begins expiring in 2034. Mentor relocated to Texas in September 2020, and the Company’s ability to utilize the California net operating loss carryforwards is dependent on the future generation of California taxable income. The Company has approximately $42,000 of federal capital loss carryforward, which will expire in 2029.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory corporate income tax rate of 21% in 2025 and 2024, respectively, to net income (loss) before income taxes for the years ended December 31, 2025 and 2024 as a result of the following:

	2025		2024
	$	%	$	%
Loss before income taxes	$(569,677)		$(824,176)
U.S. Federal Statutory Tax	(119,632)	21.0%	(173,077)	21.0%
Current State and Local Income Taxes,
Net of Federal Income Tax Effect	4,442	(1.1)%	15,329	(1.9)%
Other Adjustments	(18,768)	3.2%	231,377	(28.1)%
Change in Valuation	138,400	(24.2)%	(58,300)	7.1%
Effective Tax Rate	$4,442	(1.1)%	$15,329	(1.9)%

The Company is a Delaware corporation headquartered in the state of Texas. Delaware charges an annual franchise tax in lieu of income taxes. The Delaware corporate franchise tax is an annual privilege fee required of all corporations formed in the state, regardless of whether they conduct business in Delaware or earn any income there. The tax calculation for corporations involves two different methods; entities typically select the method that results in the lower tax liability. Corporations may choose between the Authorized Shares Method, the state’s default method, or the Assumed Par Value Capital Method. The Company has selected the Assumed Par Value Capital Method, which takes into account the Company’s total gross assets and total issued shares to determine the assumed par value of capital. Delaware annual corporate franchise taxes were $4,442 and $5,250 for the years ended December 31, 2025 and 2024.

Similar to the state of Delaware, the state of Texas does not charge business income tax. However, a franchise tax is imposed on a business if its annual revenue exceeds $2.47 million for the years ended December 31, 2025 and 2024. Because the Company’s net income was $(574,119) and $(839,505) for the years ended December 31, 2025 and 2024, no franchise tax was owed. The Company paid Texas annual corporate franchise taxes of $0 and $10,079 in the years ended December 31, 2025 and 2024. The Company’s 2024 payment of $10,079 to the Texas Comptroller of Public Accounts was based on the Company’s net income before income tax of $3,087,919 in 2023.

The significant components of deferred income tax assets as of December 31, 2025 and 2024 after applying enacted corporate income tax rates are as follows:

	2025	2024
Net operating losses carried forward	$2,115,000	$1,957,000
Capital losses carried forward	9,000	-
Deferred - other	26,000	54,000
Valuation allowance	(2,150,000)	(2,011,000)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2022 to 2025 are subject to examination.

Note 20 – Revision of previously issued financial statements (unaudited)

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified an error related to the valuation method used for its investment position in gold that affected certain previously issued interim unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025. The error did not affect any previously issued audited annual financial statements because the Company did not hold an investment position in gold prior to March 17, 2025.

The Company evaluated the materiality of the error in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections,” and Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters in which they occurred for the periods ended for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, but that correcting the error in the current period would be material to our results of operations for fiscal year 2025 if it was not corrected. Accordingly, the Company has corrected the error by revising the prior period financial information.

The correction of this error had no impact on previously reported audited annual results, and therefore, the Company did not amend its previously filed audited annual reports on Form 10-K. The impact of the revision on the following unaudited interim periods is summarized below.

Mentor Capital, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Impact of revision on previously reported unaudited interim periods:

	As Previously Reported	Adjustment(1)	As Restated
Balance Sheet Impact - March 31, 2025
Investment position in gold	302,371	(7,043)	295,328
Total current assets	1,780,250	(7,043)	1,773,207
Total assets	3,254,505	(7,043)	3,247,462
Accumulated deficit	(9,232,027)	(7,043)	(9,239,070)
Total shareholders’ equity	2,687,504	(7,043)	2,680,461
Total liabilities and shareholders’ equity	3,254,505	(7,043)	3,247,462

Balance Sheet Impact - June 30, 2025
Investment position in gold	319,368	(24,040)	295,328
Total current assets	1,551,116	(24,040)	1,527,076
Total assets	2,991,038	(24,040)	2,966,998
Accumulated deficit	(9,448,732)	(24,040)	(9,472,772)
Total shareholders’ equity	2,470,799	(24,040)	2,446,759
Total liabilities and shareholders’ equity	2,991,038	(24,040)	2,966,998

Balance Sheet Impact - September 30, 2025
Investment position in gold	612,328	(95,982)	516,346
Total current assets	1,605,105	(95,982)	1,509,123
Total assets	3,019,160	(95,982)	2,923,178
Accumulated deficit	(9,446,057)	(95,982)	(9,542,039)
Total shareholders’ equity	2,473,474	(95,982)	2,377,492
Total liabilities and shareholders’ equity	3,019,160	(95,982)	2,923,178

(1)	The Adjustment is the result of the Company no longer recording its investment in gold at fair market value as a Level 1 investment, ASC 820 “Fair Value Measurement.” The Company’s gold investment was previously valued at fair market value, based on the closing bid price at which it can sell its gold investment back to a broker, using a live quoted price as of March 31, 2025, June 30, 2025, and September 30, 2025. In contrast, the Company now classifies its gold investment as an indefinite-lived nonfinancial asset and accounts for it under a cost model. See Note 2 and Note 11 for further description regarding the accounting treatment.

	Quarter ended
	March 31, 2025	June 30, 2025	September 30, 2025
Income statement impact by quarter
Unrealized gain (loss) on investment in gold - as reported	7,043	16,996	71,943
Adjustment(1) (unrealized gain/loss)	(7,043)	(16,996)	(71,943)
Unrealized gain (loss) on investment in gold - restated	-	-	-

Net income - as reported	(204,715)	(216,705)	2,675
Adjustment(1) (unrealized gain/loss)	(7,043)	(16,996)	(71,943)
Net income - restated	(211,758)	(233,701)	(69,268)

Earnings per share impact by quarter
Basic earnings per share - as reported	(0.009)	(0.010)	0.000123
Adjustment	(0.001)	(0.001)	(0.00332)
Basic earnings per share - restated	(0.010)	(0.011)	(0.00319)

Diluted earnings per share - as reported	(0.009)	(0.010)	0.000107
Adjustment	(0.001)	(0.001)	(0.00330)
Diluted earnings per share - restated	(0.010)	(0.011)	(0.00319)

(1)	The Adjustment is the result of the Company no longer recording its investment in gold at fair market value as a Level 1 investment, ASC 820 “Fair Value Measurement.” The Company’s gold investment was previously valued at fair market value, based on the closing bid price at which it can sell its gold investment back to a broker, using a live quoted price as of March 31, 2025, June 30, 2025, and September 30, 2025. In contrast, the Company now classifies its gold investment as an indefinite-lived nonfinancial asset and accounts for it under a cost model. See Note 2 and Note 11 for further description regarding the accounting treatment.

Note 21 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to December 31, 2025 have occurred that would require recognition or disclosure, except as noted below.

Subsequent to the year-end on January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased 11 Series Q Convertible Preferred Shares of the Company from a third party in a private transaction for a total of $204,488 at $18,590 per share. Subsequent to the year-end, effective April 3, 2026, such 11 Series Q Convertible Preferred Shares were elected to be converted into 5,906,107 shares of the Company’s Common Stock at the Series Q Conversion Value of $347,279 at a Common Stock conversion price of $0.0588 per Common Share. The purchase and conversion were reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to year-end, between January 1, 2026, and April 10, 2026, our Chief Executive Officer, Chet Billingsley, purchased an additional 49,000 shares of the Company’s common stock on the open market at an average price of $0.082 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to year-end, the Company received a total of $30,588 in royalty interest payments, gross, which, after payment of $1,481 in severance taxes paid by the Company, were $29,107, net, which represents a portion of the royalty income earned by the Company in November 2025 and December 2025.

Subsequent to year-end, on April 6, 2026, the Company initiated futures trading with a test minimum May 2026 one-hundred-ounce silver contract and a test minimum June 2026 one-ounce gold contract.

Subsequent to year-end, on April 7, 2026, the Company contracted with Monex Deposit Company, LLC to pick up from storage, analyze, and buy from the Company one kilogram of gold bullion at an estimated price of $148,400.

