Form 10-Q
period 2026-03-31
Mentor Capital, Inc.
filed 2026-05-14
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At May 14, 2026, there were 21,683,189 shares of Mentor Capital, Inc.’s common stock outstanding and 11 shares of Series Q Preferred Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations related to production levels measured in 42 gallon barrels of crude oil (“BBLs”) or production levels per 1,000 cubic feet of natural gas (“MCF”) on properties in which we have mineral and royalty interests, changes in supply and demand levels for oil, natural gas, and natural gas liquids, coal, and uranium and the resulting impact on the price for those commodities, risks that third party operators will not pay us, actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage, federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations, physical and transition risks and benefits relating to global milding and other climate changes, restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin, significant declines in prices for oil, coal, uranium, natural gas, or natural gas liquids, which could require recognition of significant impairment, changes in U.S. energy, environmental, monetary and trade policies, conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by operators, changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting operators, lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting operators, severe weather conditions and natural disasters, money printing, inflation, market conditions and monetization that could impact the price of gold, interest rate fluctuations, fluctuations in gold prices, tax increases, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, economic sanctions, cybersecurity risks, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking or currency crises, asset confiscation, theft, future weakness in the credit markets, increased rates of default and bankruptcy, political change, the war in Ukraine, the conflicts in the Middle East, the U.S. confrontation with Venezuela, and other potential international conflicts, and reoccurring election-related changes in the U.S. federal government’s administration on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, such as gold and commodities, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$60,834	$49,193
Investments in securities, fair value	808,675	879,208
Investment in gold commodity, at cost	516,346	516,346
Royalty income receivable	23,600	26,000
Prepaid expenses and other current assets	19,983	8,062

Total current assets	1,429,438	1,478,809

Property and equipment
Property and equipment	54,231	54,231
Accumulated depreciation and amortization	(45,124)	(44,276)

Property and equipment, net	9,107	9,955

Other assets
Long-term investments	104,431	104,431

Intangible property
Royalty interests in the Permian Basin	1,369,899	1,369,899
Accumulated amortization of royalty interests	(137,498)	(103,251)

Intangible property, net	1,232,401	1,266,648

Total other assets	1,336,832	1,371,079

Total assets	$2,775,377	$2,859,843

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	March 31,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$69,950	$361
Accrued expenses	36,844	38,578

Total current liabilities	106,794	38,939

Long-term liabilities
Accrued salary, retirement, and incentive fee-related party	523,608	502,805

Total long-term liabilities	523,608	502,805

Total liabilities	630,402	541,744

Commitments and Contingencies (Note 15)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 11 and 11 series Q preferred shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively. *	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 21,683,189 and 21,683,189 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	2,168	2,168
Additional paid in capital	11,917,362	11,917,362
Accumulated deficit	(9,774,555)	(9,601,431)

Total shareholders’ equity	2,144,975	2,318,099

Total liabilities and shareholders’ equity	$2,775,377	$2,859,843

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Royalty revenue	$42,767	$2,000

Total revenue	42,767	2,000

Cost of sales	-	-

Gross profit	42,767	2,000

Selling, general, and administrative expenses	303,149	195,975
Total costs and expenses	303,149	195,975

Operating income (loss)	(260,382)	(193,975)

Other income and (expense)
Interest income	132	29,651
Unrealized gain (loss) on investments	52,406	(52,538)
Gain on sale of investments	18,740	9,547
Other income (expenses)	20,414	-

Total other income and (expense)	91,692	(13,340)

Income (loss) before provision for income taxes	(168,690)	(207,315)

Provision for income taxes	(4,434)	(4,443)

Net income (loss) attributable to Mentor	$(173,124)	$(211,758)

Basic and diluted net income (loss) per Mentor common share:
Basic and diluted	$(0.008)	$(0.010)

Weighted average number of shares of Mentor common stock outstanding:
Basic and diluted	21,683,189	21,686,105

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balance at December 31, 2024	11	$-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219

Net income (loss)	-	-	-	-	-	(211,758)	(211,758)

Balances at March 31, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,239,070)	$2,680,461

Balance at December 31, 2025	11	$-	21,683,189	$2,168	$11,917,362	$(9,601,431)	$2,318,099

Net income (loss)	-	-	-	-	-	(173,124)	(173,124)

Balances at March 31, 2026	11	$-	21,683,189	$2,168	$11,917,362	$(9,774,555)	$2,144,975

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(173,124)	$(211,758)
Depreciation and amortization	848	85
Accumulated amortization of royalty interests	34,247	-
Amortization of discount on investment in account receivable	-	508
(Gain) loss on investment in securities at fair value	(71,146)	42,991
Decrease (increase) in operating assets
Royalty income receivable	2,400	(2,000)
Accounts receivable - trade	-	-
Other receivables	-	(11,242)
Prepaid expenses and other current assets	(11,921)	(11,770)
Increase (decrease) in operating liabilities
Accounts payable	69,589	71,976
Accrued expenses	(1,734)	(16,549)
Accrued salary, retirement, and benefits - related party	20,803	(10,769)

Net cash provided by (used by) operating activities	(130,038)	(148,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of gold position	-	(295,328)
Proceeds from investment securities sold	141,679	82,138
Acquired royalty interests in the Permian Basin	-	(1,369,899)
Proceeds from investment in receivable	-	-

Net cash provided by (used by) investing activities	141,679	(1,583,089)

Net change in cash	11,641	(1,731,617)

Beginning cash	49,193	2,182,121

Ending cash	$60,834	$450,504

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$674	$443

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

MCIP held patent and licensing rights which were divested in October 2023. No capitalized assets related to MCIP are recognized on the consolidated financial statements at March 31, 2026 and 2025.

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

As of October 2022, the G Farma Settlors failed to make payments and failed to cure each default pursuant to the Settlement Agreement. On July 11, 2023, Mentor and Partner I were awarded a judgment against the G Farma Settlors I in the amount of $2,539,597. The judgment also accrues post-judgment interest at the rate of 10% from July 11, 2023, until such time as the judgment is paid in full.

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. We will continue to pursue collection from the G Farma Settlors over time. No recovery payments have been received as of March 31, 2026 and 2025. The $2,539,597 judgment and interest receivable of $691,605 for the three months ended March 31, 2026 is fully reserved pending the outcome of the Company’s collection process. See Notes 4, 7, and 15.

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. At March 31, 2026 Mentor’s 500,000 shares of NeuCourt common stock, represent approximately 6.13% of NeuCourt’s issued and outstanding common stock.

The Company’s target industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures, with gold investment serving as a placeholder while new energy positions are arranged. Additionally, the Company has residual investments in an alternative dispute resolution platform, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in the oil and gas, coal, and uranium industries.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. See Note 7.

The Company also maintains gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. See Note 9.

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

The Company evaluated the materiality of the error in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections,” and Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters in which they occurred for the periods ended for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, but that correcting the error in the current period would be material to our results of operations for fiscal year 2025 if it was not corrected.. Accordingly, the Company has corrected the error by revising the prior period financial information.

The correction of this error had no impact on previously reported audited annual results, and therefore, the Company did not amend its previously filed audited annual reports on Form 10-K. See Note 20 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2025 on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2026 for further information related to the Company’s investment position in gold.

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the three month period ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,774,555) as of March 31, 2026. Although the Company had previously recorded significant profit on the sale of its former majority-owned subsidiary, negative cash flows from operations persist due to the Company’s continued investments and operations. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 7.

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

There were no accounting pronouncements issued during the three months ended March 31, 2026 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of March 31, 2026 and December 31, 2025.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At March 31, 2026 and December 31, 2025, the Company had no allowance for doubtful normal course receivables.

The guidance under ASC Topic 326, “Financial Instruments - Credit Losses,” impacts the impairment model for certain financial assets by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset. Under the guidance, the Company has the ability to determine that there are no expected credit losses in certain circumstances based on the credit quality of the customer. The allowance for credit losses is based on the Company’s expectation of the collectability of the financial instruments carried at amortized costs, including arrangement fees and other receivables, using the CECL framework. The Company’s expectation is that the credit risk associated with receivables may be applicable to a client with which it may conduct business who is unable to fulfill its contractual obligation. In such instance, management would monitor the credit risk of clients. Currently, there is not a foreseeable expectation of an event or change that could result in the arrangement fee receivables being unpaid based on individual facts and circumstances. The Company considers factors such as historical experience, credit quality, age of balances, and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses if such an arrangement became applicable. Based on the Company’s evaluation of expected credit losses (considering counterparties, collection history, timing of payments, and other relevant factors), expected losses are insignificant, and no allowance is recorded.

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

Investments in debt securities

At March 31, 2026 and December 31, 2025, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At March 31, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756. See Note 6.

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

The Company was notified by the originating third-party payor of the $1,287,000 account receivable that the Company purchased from the former payee that, in or about December 2025 the third-party payor intended to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee could resolve ownership of the $180,000. The Company has obtained legal counsel in Fresno, and it is currently pursuing the $180,000 in an interpleader action. See Note 3.

Credit quality of notes receivable and finance leases receivable, and credit loss reserve

As our notes receivable and finance leases receivable are limited in number and they are fully impaired. Our management was able to analyze estimated credit loss reserves based on a detailed analysis of each receivable as opposed to using portfolio-based metrics. Our management did not use a system of assigning internal risk ratings to each of these receivables. Rather, each note receivable and finance lease receivable was analyzed quarterly and categorized as either performing or non-performing based on certain factors, including, but not limited to, financial results, satisfying scheduled payments, and compliance with financial covenants. Our notes receivable and finance lease receivables were categorized as non-performing when the borrower experienced financial difficulty and failed to make scheduled payments. Although the Company has received a judgment related to our collections on the notes receivable and finance leases receivable, the notes receivable and finance leases receivable are fully impaired, and the judgment is fully reserved due to the uncertainty of collection.

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

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. Undiscounted cash flows are used for the recoverability test. Discounted cash flows are used to determine fair value if impairment is triggered. The Company’s royalty interests are analyzed in comparison to net present value calculated by using a 10% discount rate ceiling for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. No indicators of impairment were identified at March 31, 2026. See Note 8.

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

The guidance under ASC Topic 326, “Financial Instruments - Credit Losses,” impacts the impairment model for certain financial assets by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset. Under the guidance, the Company has the ability to determine that there are no expected credit losses in certain circumstances based on the credit quality of the customer. The allowance for credit losses is based on the Company’s expectation of the collectability of the financial instruments carried at amortized costs, including arrangement fees and other receivables, using the CECL framework. The Company’s expectation is that the credit risk associated with receivables may be applicable to a client with which it may conduct business who is unable to fulfill its contractual obligation. In such instance, management would monitor the credit risk of clients. Currently, there is not a foreseeable expectation of an event or change that could result in the arrangement fee receivables being unpaid based on individual facts and circumstances. The Company considers factors such as historical experience, credit quality, age of balances, and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses if such an arrangement became applicable. Based on the Company’s evaluation of expected credit losses (considering counterparties, collection history, timing of payments, and other relevant factors), expected losses are insignificant, and no allowance is recorded.

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

Outstanding warrants that did not affect the computation of the dilutive weighted average number of shares outstanding, as their effect would be anti-dilutive, were approximately 4,250,000 and 4,250,000 as of March 31, 2026, and December 31, 2025, respectively. There were no potentially dilutive shares outstanding at March 31, 2026 and December 31, 2025.

Conversion of Series Q Preferred Stock into Common Stock would be anti-dilutive for the three months ended March 31, 2026 and 2025 and is not included in calculating the diluted weighted average number of shares outstanding.

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

The investment in account receivable consists of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Face value*	$287,200	$287,200
Impairment	(250,208)	(250,208)
Total	36,992	36,992
Unamortized discount	(36,992)	(36,992)
Net balance	-	-
Long term portion	$-	$-

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.

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

The Company was notified by the originating third-party payor of the $1,287,000 account receivable that the Company purchased from the former payee that, in or about December 2025 the third-party payor intended to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee could resolve ownership of the $180,000. The Company has obtained legal counsel in Fresno, and it is currently pursuing the $180,000 in an interpleader action.

For the three months ended March 31, 2026 and 2025, $0 and $0 of discount amortization is included in interest income, respectively.

Note 4 – Notes purchase agreement receivable

G FarmaLabs Limited (“G Farma”) formerly defaulted on a certain Notes Purchase Agreement associated with certain underlying secured promissory notes with the Company, resulting in an eventual final $1,039,501 impairment by the Company. On July 11, 2023, a $2,539,597 judgment was entered against the G Farma and other related G Farma entities and guarantors (collectively, the “G Farma Settlors”) in favor of the Company and Partner I in connection with G Farma’s and its affiliated entities’ default on the Notes Purchase Agreement and equipment finance lease described at Note 7. In addition to the judgment, interest of $691,605 is due as of March 31, 2026. However, collection is unlikely, and since its inception, the judgment and associated interest have remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the Notes Purchase Agreement portion of the Judgment related to the Company’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable, and if any additional amounts are recovered, they will then be applied against the finance leases receivable, described at Note 7. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements as of March 31, 2026 and 2025, respectively. See Note 8 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	March 31, 2026	December 31, 2025
Computers	$39,618	$39,618
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	54,231	54,231
Accumulated depreciation and amortization	(45,124)	(44,276)

Net property and equipment	$9,107	$9,955

Depreciation and amortization expense were $848 and $85 for the three months ended March 31, 2026 and 2025, respectively.

Note 6 – Convertible notes receivable converted into SAFEs

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At March 31, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756.

Note 7 – Finance leases receivable

When the G Farma Settlors coincidentally defaulted on the Notes Purchase Agreement, as mentioned in Note 4 above, they also defaulted on certain related equipment finance leases with Partner I, resulting in an eventual final $803,399 impairment by Partner I. On July 11, 2023, a $2,539,597 judgment was entered against the G Farma Settlors in favor of the Company and Partner I in connection with Partner I’s finance leases receivable and the Company’s Notes Purchase Agreement receivables described at Note 4. In addition to the judgment, interest of $691,605 is due on March 31, 2026. However, collection is unlikely, and since its inception, the judgment has remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the finance leases receivable portion of the Judgment related to Partner I’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable described in Note 4, and if any additional amounts are recovered, they will then be applied against the finance leases receivable. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements as of March 31, 2026, and 2025, respectively. See Note 9 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Note 8 – Interest in oil and gas royalties

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

○	On March 20, 2025, Mentor Capital, Inc. purchased an average of 0.0332439% oil and gas royalty interests in seven (7) producing horizontal wells and a royalty interest of approximately 0.15625% in two (2) non-producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for a total acquisition cost of $60,980. Prior to the Company’s purchase, average daily production in the last six months was approximately 5,252 BBLs and 5,580 MCF. Transfer of title to oil, gas, and mineral royalty interests and other interests in the name of Mentor Capital, Inc. was recorded on April 3, 2025 in Howard County, Texas by a certain Mineral and Royalty Deed effective March 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized as of March 1, 2025.

○	On March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for a total acquisition cost of $720,690. Prior to the Company’s purchase, average daily production in the last six months was approximately 16,572 BBLs and 37,496 MCF. Transfer of title to overriding royalty interests together with all interests in any units, bonuses, rents, royalties, and other benefits which may accrue in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Assignment of Overriding Royalty Interests effective April 1, 2025. Royalty payments owed to the Company commenced and were recognized effective April 1, 2025.

○	On March 31, 2025, Mentor Capital, Inc. purchased royalty interests of approximately 0.050099% in forty-one (41) producing oil and gas wells in the Permian Basin situated in Martin County, Texas from Maven Royalty 2, LP, a Delaware limited partnership, for $588,229. Prior to the Company’s purchase, average daily production in the last six months was approximately 15,734 BBLs and 20,645 MCF. Transfer of title to all oil, gas, and associated liquid or liquefiable hydrocarbons, including royalty, overriding royalty, unit interest and mineral interests of whatever nature, in, on, and under that may be produced from or attributable to the property including royalty interests in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Mineral and Royalty Deed effective April 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized on April 1, 2025.

The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells will participate in and bear the costs of operation and development.

The Company’s ownership in various non-operating royalty interests that result in future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years which is not uncommon in the oil and gas industry. Therefore, the acquisition purchase price and associated transaction costs of our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. In contemplation of the purchase of oil and gas royalty interests, management studied the historical production curves of the wells individually and in the aggregate, along with studying its estimated percentage of royalty income based on historical royalty payments in alignment with the percentage it purchased. The Company’s royalty interests are analyzed for impairment a least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of March 31, 2026, the total carrying value of all royalty interests taken together was $1,232,401, which was calculated as the beginning balance of our royalty interests of $1,369,899 less accumulated amortization of $137,498 at March 31, 2026. No indicators of impairment were identified during the three months ended March 31, 2026.

The following table summarizes activity related to the royalty interests at March 31, 2026 and December 31, 2025:

Royalty Interest Activity
Balance at December 31, 2025	$1,266,648
Additions	-
Amortization	(34,247)
Impairment	-
Balance at March 31, 2026	$1,232,401

Royalty revenue was $42,767 and $2,000 for the three months ended March 31, 2026 and 2025.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $23,600 and $2,000 for the three months ended March 31, 2026 and 2025, respectively, which represent the Company’s estimated receivables for approximately two months. Net accrual of estimated royalty income was ($2,400) and $2,000 for the three months ended March 31, 2026 and 2025, respectively, which represent the Company’s $35,400 estimated receivables for approximately three months, less ($37,800) reversals related to November 2025, December 2025, and January 2026 prior accruals related to such payments being received in the three months ended March 31, 2026. Royalty payments received were $45,167 and $0 for the three months ended March 31, 2026, and 2025, which represent the royalty income earned by the Company in November 2025, December 2025, and January 2026 as of March 31, 2026. No royalty payments were received as of March 31, 2025 due to the recent purchase of the Company’s royalty interests. Actual and estimated severance taxes were approximately 5.10% of actual and accrued royalty income at the three months ended March 31, 2026. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Estimated annual ad valorem tax liability was $4,750 and $0 for the three months ended March 31, 2026, and 2025. This liability is assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law.

Subsequent to quarter end, the Company received a total of $13,464 in royalty interest payments, gross, which, after payment of $662 in severance taxes paid by the Company, were $12,802, net, which represents a portion of the royalty income earned by the Company in February, 2026. See Note 17.

Note 9 – Investments and fair value and at cost

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Unadjusted Quoted Market Prices	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 3)	(Level 3)
	Investment in Securities	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2024	$1,120,482	$675	$103,756
Total gains or losses
Included in earnings (or changes in net assets)	15,107	-	-
Purchases, issuances, sales, and settlements
Purchases	614,830	-	-
Issuances	-	-	-
Sales	(871,211)	-	-
Settlements	-	-	-
Balance at December 31, 2025	$879,208	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	71,146	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	(141,679)	-	-
Settlements	-	-	-
Balance at March 31, 2026	$808,675	$675	$103,756

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

As of March 31, 2026 and 2025, the carrying value of gold bullion was $516,346 and $295,328, respectively. The estimated fair value of gold bullion, based on quoted market prices for gold, was approximately $736,714 and $302,371 as of March 31, 2026, and 2025. The Company did not recognize any impairment losses related to gold bullion at March 31, 2026, and 2025. See Note 20 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2025, on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2026, for further disclosures regarding the Company’s historical accounting treatment related to gold.

Subsequent to quarter-end, on April 16, 2026, the Company sold one kilogram of gold bullion for $148,329, at a $49,886 realized gain. See Note 17.

NeuCourt investment held at cost:

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost as Level 3 assets, totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. At March 31, 2026 Mentor’s 500,000 shares of NeuCourt common stock, represent approximately 6.13% of NeuCourt’s issued and outstanding common stock. See Note 6 for further details regarding the Company’s NeuCourt SAFE.

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

As of March 31, 2026, and December 31, 2025, there were 4,250,000 Series D warrants outstanding with an exercise price of $0.02 per share plus a $0.10 per warrant redemption fee, if applicable. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. The Series D warrants expire on May 11, 2038.

In 2009, the Company entered into an Investment Banking Agreement and a related Strategic Advisory Agreement regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants with a 30-year life. As of March 31, 2026, and December 31, 2025, there were 413,512 Series H ($7) warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company. The Series H warrants expire on November 8, 2039.

As of March 31, 2026, and December 31, 2025, the weighted average contractual life for all Mentor warrants was 12.25 years and 13.25 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.62 per share, respectively.

During the three months ended March 31, 2026, no Series D warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at March 31, 2026 and December 31, 2025 was $110,500 and $237,150, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2024	4,250,000
Issued	-
Exercised	-

Outstanding at December 31, 2025	4,250,000
Issued	-
Exercised	-
Outstanding at March 31, 2026	4,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. As of March 31, 2026, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2024	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2025	413,512
Issued	-
Exercised	-
Outstanding at March 31, 2026	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the three months ended March 31, 2026, and 2025 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at March 31, 2026 and December 31, 2025.

Note 12 - Stockholders’ equity

Common Stock

The Company was incorporated in California in 1994 and was redomiciled as a Delaware corporation, effective September 24, 2015. There are 75,000,000 authorized shares of Common Stock at $0.0001 par value. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.

Issuer Purchases of Equity Securities

The Company has previously repurchased 300,000 and 3,000,000 shares of the Company’s common stock in accordance with two separate stock repurchase plans that concluded on July 31, 2023, and December 31, 2024, respectively.

As of March 31, 2026 and December 31, 2025, no authorized repurchase plan was in effect. No shares of the Company’s common stock were repurchased during 2025 or during the three months ended March 31, 2026.

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

The Company sold and issued 11 shares of Series Q Preferred Stock on May 30, 2018, at a price of $10,000 per share, for an aggregate purchase price of $110,000 (“Series Q Purchase Price”). The Company invested the Series Q Purchase Price as capital in Partner II to purchase equipment to be leased to Pueblo West. On September 27, 2022, Pueblo West exercised its lease prepayment option and purchased the manufacturing equipment for $245,369. On September 28, 2022 Partner II transferred full title to the equipment to Pueblo West. Therefore, the Core Q Holdings at September 30, 2022 and December 31, 2022 include this interest. The Core Q Holdings Asset Value at March 31, 2026 and December 31, 2025 was $31,510 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Series Q Preferred Stock could have been converted at the Conversion Price of $0.105 and $0.105, respectively.

Note 13 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	March 31, 2026	December 31, 2025
Accrued salaries and benefits	$43,293	$62,154
Accrued retirement and other benefits	741,968	702,304
Offset by shareholder advance	(261,653)	(261,653)
	$523,608	$502,805

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the three months ended March 31, 2026 and 2025, there were no incentive fee expenses.

Note 14 – Related party transactions

Between January 1, 2026 and March 31, 2026, our Chief Executive Officer, Chet Billingsley, purchased 44,100 shares of the Company’s common stock on the open market at an average price of $0.085 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

On January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased 11 Series Q Convertible Preferred Shares of the Company from a third party in a private transaction for a total purchase price of $204,488, or $18,590 per share. Subsequent to the quarter-end, effective April 3, 2026, such 11 Series Q Convertible Preferred Shares were elected to be converted into 5,906,107 shares of the Company’s Common Stock at the Series Q Conversion Value of $347,279 at a Common Stock conversion price of $0.0588 per Common Share. The purchase and conversion were reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934. See Note 17.

Subsequent to quarter-end, between April 1, 2026, and April 14, 2026, our Chief Executive Officer, Chet Billingsley, purchased an additional 6,900 shares of the Company’s common stock on the open market at an average price of $0.060 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934. See Note 17.

Note 15 – Commitments and contingencies

As of March 31, 2026, and 2025, the Company had certain commitments and contingencies related to collections. Chief among these are legal expenses and costs that may be associated with opportunistic collections, such as the collection of a $180,000 receivable that the Company is pursuing in the Superior Court of California, County of Fresno, in an interpleader action as of March 31, 2026. Management estimates that the ratio of committed estimated legal fees to expected recovery may be about ten percent. Such is not expected to be material enough to report on and will not be certain until the Company makes a business judgment on legal involvement, as it continues to monitor the potential for collection feasibility. The Company is also monitoring the potential of its collection on a $2,539,597 judgment plus $691,605 interest from the G Farma Settlors. Management’s approach toward collection from the G Farma Settlors is similar, though of larger magnitude, but with a smaller probability. Due to the uncertainty of collection, the receivable is fully impaired, and the judgment is fully reserved. See Notes 3, 4, and 7.

Note 16 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments. The first reportable segment is its classic energy segment, which consists of the Company’s operations and investment in the classic energy space, including its oil and gas royalty interests. The classic energy segment includes the fair value of securities investments in (i) oil and gas, (ii) uranium, and (iii) coal plus the Company’s March 2025 acquisition of three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas for total consideration of $1,369,899 that is further disclosed at Note 8. The Company’s primary aim for its classic energy segment is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses, or other private energy operating companies, as viable opportunities for such acquisition(s) become available. The second reportable segment consists of the Company’s historic residual operations, which include the fully impaired settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $691,605 accrued interest at March 31, 2026, and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG. The Company also maintains a gold investment for profit and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. Additionally, the Company formerly had small investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, that was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The gold investment, short-term treasury exchange-traded funds, and the investment in NeuCourt are included in the Corporate and Eliminations section below.

Our Chief Operating Decision Maker (“CODM”) is our Chairman and Chief Executive Officer, Chet Billingsley. Our CODM evaluates the performance of the Company’s operating segments on an ongoing weekly basis and he routinely monitors each segment’s exposure to risk due to potential economic factors, societal trends, and market conditions in order to assess and determine the proper allocation of resources related to segment expenses. Our CODM uses segment operating income (loss) to review monthly, quarterly, and annual segment trends. Additionally, the CODM regularly monitors actual and prospective cash and cash equivalent balances weekly.

Routine expenses related to Company’s oil and gas royalty interests within its energy segment were limited to the severance and ad valorem tax liabilities of $6,835 and $0 as of March 31, 2026, and 2025. The Company’s CODM monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests. Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, advertising and promotion expenses, travel-related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended March 31, 2026
Net revenue	$42,767	$-	$-	$42,767
Operating income (loss)	42,767	(489)	(302,660)	(260,382)
Interest and dividend income	131	-	1	132
Interest expense	-	-	-	-
Severance and ad valorem taxes	6,835	-	-	6,835
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	848	848
Other asset additions	-	-	-	-
Other asset amortization	34,247	-	-	34,247
Total assets	1,257,537	1,419	1,516,421	2,775,377

Three months ended March 31, 2025
Net revenue	$2,000	$-	$-	$2,000
Operating income (loss)	2,000	(180)	(195,795)	(193,975)
Interest and dividend income	29,650	-	2	29,651
Interest expense	-	-	-	-
Severance and ad valorem taxes	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	85	85
Other asset additions	1,369,899	-	-	1,369,899
Other asset amortization	508	-	-	508
Total assets	2,356,252	1,564	887,689	3,254,505

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three months ended March 31, 2026 and 2025, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended March 31,
	2026	2025
Operating loss	$(260,382)	$(193,975)
Realized gain (loss) on investment in securities	18,740	9,547
Unrealized gain (loss) on investment in securities	52,406	(52,538)
Interest and dividend income	132	29,651
Interest expense	-	-
Other income	20,414	-
Income before income taxes	$(168,690)	$(207,315)

Note 17 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to March 31, 2026 have occurred that would require recognition or disclosure except as noted below.

Subsequent to quarter-end, between April 1, 2026, and April 14, 2026, our Chief Executive Officer, Chet Billingsley, purchased an additional 6,900 shares of the Company’s common stock on the open market at an average price of $0.060 per share. Such share purchases are reported on Form 4s filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to the quarter-end, effective April 3, 2026, 11 Series Q Convertible Preferred Shares owned by our Chief Executive Officer, Chet Billingsley, were elected to be converted into 5,906,107 shares of the Company’s Common Stock at the Series Q Conversion Value of $347,279 at a Common Stock conversion price of $0.0588 per Common Share. The conversion was reported on Form 4 filed with the Securities and Exchange Commission within two business days of the transaction date in accordance with Section 16(a) of the Securities and Exchange Act of 1934.

Subsequent to year-end, on April 6, 2026, the Company initiated futures trading with a test minimum May 2026 one-hundred-ounce silver contract and a test minimum June 2026 one-ounce gold contract.

Subsequent to quarter-end, on April 16, 2026, the Company sold one kilogram of gold bullion for $148,329, at a $49,886 realized gain.

Subsequent to quarter end, the Company received a total of $13,464 in royalty interest payments, gross, which, after payment of $662 in severance taxes paid by the Company, were $12,802, net, which represents a portion of the royalty income earned by the Company in February, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 and 2025 and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Acquisitions and investments

Mentor Capital, Inc.

The Company’s target industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures, with gold investment first serving as a placeholder while new energy positions are arranged. Although the energy sector declined, the gold investment did extraordinarily well. As a result, the Company progressively shifted to emphasize gold investment for profit and has begun to shift toward precious metals-oriented trading as a more profitable approach, including bullion, securities, and futures. Additionally, the Company has residual investments in an alternative dispute resolution platform, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in the oil and gas, coal, and uranium industries.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899 as follows:

○	On March 20, 2025, Mentor Capital, Inc. purchased an average of 0.0332439% oil and gas royalty interests in seven (7) producing horizontal wells and a royalty interest of approximately 0.15625% in two (2) non-producing mineral wells located in the Permian Basin situated in Howard County, Texas from Bluestem Royalty Partners, LP, a Texas limited partnership, for a total acquisition cost of $60,980. Prior to the Company’s purchase, average daily production in the last six months was approximately 5,252 BBLs and 5,580 MCF. Transfer of title to oil, gas, and mineral royalty interests and other interests in the name of Mentor Capital, Inc. was recorded on April 3, 2025 in Howard County, Texas by a certain Mineral and Royalty Deed effective March 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized as of March 1, 2025.

○	On March 25, 2025, Mentor Capital, Inc. purchased an overriding royalty interest of approximately 0.06% in seventy-one (71) producing oil and gas wells in a nearly 3.5 square mile pooled horizontal drilling project located in the Permian Basin situated in Martin County, Texas from Gatorex Holdings, LLC, a Texas limited liability company, for a total acquisition cost of $720,690. Prior to the Company’s purchase, average daily production in the last six months was approximately 16,572 BBLs and 37,496 MCF. Transfer of title to overriding royalty interests together with all interests in any units, bonuses, rents, royalties, and other benefits which may accrue in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Assignment of Overriding Royalty Interests effective April 1, 2025. Royalty payments owed to the Company commenced and were recognized effective April 1, 2025.

○	On March 31, 2025, Mentor Capital, Inc. purchased royalty interests of approximately 0.050099% in forty-one (41) producing oil and gas wells in the Permian Basin situated in Martin County, Texas from Maven Royalty 2, LP, a Delaware limited partnership, for $588,229. Prior to the Company’s purchase, average daily production in the last six months was approximately 15,734 BBLs and 20,645 MCF. Transfer of title to all oil, gas, and associated liquid or liquefiable hydrocarbons, including royalty, overriding royalty, unit interest and mineral interests of whatever nature, in, on, and under that may be produced from or attributable to the property including royalty interests in the name of Mentor Capital, Inc. was recorded on April 9, 2025 in Martin County, Texas by a certain Mineral and Royalty Deed effective April 1, 2025. Therefore, royalty payments owed to the Company commenced and were recognized on April 1, 2025.

The Company’s three (3) fractional royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners of our royalty interests operating the wells will participate in and bear the costs of operation and development. See Note 8.

The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. See Note 9.

Mentor IP, LLC (MCIP)

On April 18, 2016, the Company formed Mentor IP, LLC (“MCIP”), a South Dakota limited liability company and wholly owned subsidiary of Mentor, to hold interests related to patent rights. On October 24, 2023, the Company divested Mentor IP, LLC’s intellectual property and licensing rights related to a certain United States and Canadian patent. The Company received no payment for its divestment. MCIP is a wholly-owned subsidiary of the Company that could facilitate future mergers and acquisitions.

NeuCourt, Inc.

NeuCourt, Inc. (“NeuCourt”) is a Delaware corporation that is developing a technology that is expected to be useful to the dispute resolution industry.

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At March 31, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, approximately 6.13% of the issued and outstanding NeuCourt shares at March 31, 2026.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement and $2,539,591 judgment receivable plus interest receivable of $691,605 at March 31, 2026 in favor of the Company and Partner I. Partner I is a wholly-owned subsidiary of the Company that could facilitate future mergers and acquisitions.

Mentor Partner II, LLC

Mentor Partner II, LLC (“Partner II”) was reorganized under the laws of the State of Texas in February 2021. Partner II originally held the contractual rights to lease payments from Pueblo West, which was paid off by a final payment of $245,369 on September 28, 2022. Partner II is a wholly-owned subsidiary of the Company that could facilitate future mergers and acquisitions.

TWG, LLC

On October 4, 2022, the Company formed TWG, LLC (“TWG”), a Texas limited liability company, as a wholly owned subsidiary of Mentor in order to prepare to fulfill certain modification agreement performance obligations related to installment payments the Company receives from a non-affiliated party. TWG is a wholly-owned subsidiary of the Company that could facilitate future mergers and acquisitions.

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

Overview

The Company maintains a diverse and opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into the classic energy markets of oil, gas, coal, uranium, and related businesses. The Company signaled a substantial return to its energy roots, starting with a tracking investment in six New York Stock Exchange energy companies in the oil and gas, coal, uranium, and pipeline markets. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. The Company is expanding its involvement in the trading of commodities.

Business Approach

The Company’s primary aim has been to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses or other private energy operating companies as viable opportunities for such acquisition(s) become available. The Company is moving further to integrate commodities and precious metals trading into this mix. Our general headquarters functions are aimed at providing accounting, legal, and general business support for our larger investment targets and our majority-owned subsidiaries. We monitor our smaller and less than majority positions for value and investment security. Management also spends considerable effort reviewing possible acquisition candidates on an ongoing basis.

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

Results of Operations

Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025

Revenues

On March 1, 2025, only nine (9) of the one hundred twenty-one (121) wells associated with royalty interests that the Company acquired in March 2025 were effective for revenue recognition during the last 30 days of the first quarter of 2025. Royalty revenue for the remaining one hundred twelve (112) wells then commenced on April 1, 2025. Accrued revenue for the three months ended March 31, 2026 was $23,600 compared to $2,000 for the three months ended March 31, 2025 (“the prior year period”).

Gross profit

Gross profit for the three months ended March 31, 2026 was $42,767 compared to $2,000 for the prior year period. The Company’s cost of goods sold for the three months ended March 31, 2026 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses, including severance and ad valorem taxes, for the three months ended March 31, 2026 was $303,149 compared to $195,975 for the prior year period, an increase of $107,174. We experienced a $45,112 increase in officer salary and benefits, a $33,739 increase in accumulated amortization expense, a $9,487 increase in employee salary and benefits, a $8,750 increase in board of directors fees, a $4,750 increase in annual ad valorem taxes, a $3,304 increase in professional fees, a $2,085 increase in severance taxes, a $763 increase in depreciation expense, a $102 increase in insurance expense, and a $57 increase in advertising expense, offset a ($895) decrease in administrative fees, anda ($80) decrease in travel related expenses resulting in an increase in other selling, general and administrative expenses of 54.69%, for the three months ended March 31, 2026 as compared to the prior year period.

Other income (expense)

Other income (expense), net, totaled $91,692 for the three months ended March 31, 2026, compared to ($13,340) for the prior year period, an increase of $105,033 or (787.35%). The increase is due to a $104,944 increase in unrealized gain on investment in securities, a $20,414 increase in other income from a class action settlement payment in re: Electronic Servitor Publication Network Inc. v. BF Borgers and a $9,193 increase in gain on sale of investments, offset by a decrease in ($29,519) decrease in interest income for the three months ended March 31, 2026.

Net results

The net result for the three months ended March 31, 2026 was a net loss attributable to Mentor of ($173,124) or ($0.008) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($211,758) or ($0.010) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. As of March 31, 2026, we had cash and cash equivalents of $60,834 and working capital of $1,322,644.

Operating cash outflows in the three months ended March 31, 2026 was ($130,038), including ($173,124) of net loss, plus a realized and unrealized loss on investment in securities at fair value of ($71,146), prepaid expenses and other assets of ($11,921), and accrued expenses of ($1,734), offset by an increase in accounts payable of $69,589, non-cash accumulated amortization of royalty interests of $34,247, accrued salary, retirement and benefits to related party of $20,803, royalty income receivable of $2,400, and non-cash depreciation and amortization of $848.

Cash outflows from investing activities in the three months ended March 31, 2026, were $141,679, which consisted of $141,679 proceeds from investment in securities sold.

Net cash outflows from financing activities for the three months ended March 31, 2026 were $0.

We will seek to raise additional funds through financing, additional collaborative relationships, or other arrangements to increase revenues to support positive cash flow. We believe our existing available resources and opportunities are sufficient to satisfy our funding requirements for four years. Internal sources of liquidity include our ability to immediately convert to cash some or all of our investment in securities valued at $808,675 at March 31, 2026, and our ability to immediately convert to cash our investment in gold held at cost at a carrying value of $516,346 and estimated at fair value based on quoted market prices at $763,714 as of March 31, 2026. External liquidity sources include royalty revenue from our oil and gas royalty interests in the Permian Basin valued at $1,232,401 at March 31, 2026. Material unused sources of liquid assets are the potential sale of our oil and gas royalty interests held in the Permian Basin.

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

For the three months ended March 31, 2026, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2025. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide additional monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 4, and 7 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. The $2,539,597 judgment and interest receivable of $691,605 for the three months ended March 31, 2026 is fully reserved pending the outcome of the Company’s collection process.

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

The Company was notified by the originating third-party payor of the $1,287,000 account receivable that the Company purchased from the former payee that, in or about December 2025 the third-party payor intended to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee could resolve ownership of the $180,000. The Company has obtained legal counsel in Fresno, and it is currently pursuing the $180,000 in an interpleader action.

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

We may incur material expenses or delays in financings or SEC filings due to the recent changes in our auditors and the associated reaudits of financial statements. Our stock price, expenses, delayed reporting, and access to the capital markets may all be affected.

As a public company, we are required to file annual and quarterly financial statements with the Securities and Exchange Commission which are audited or reviewed, as applicable, by independent registered public accountants who are PCAOB-registered, and permitted to appear and practice before the Securities and Exchange Commission. Our former auditor, BF Borgers, was prohibited from practicing before the Securities and Exchange Commission, so we engaged new auditors, Spicer Jeffries, in May 2024 to complete the 2024 year-end audit and reauditing of the 2023 and 2022 opening balances. Following completion of the 2025 financial statements audit, we dismissed Spicer Jeffries, which had been purchased by Cherry Bekaert in June 2025, and have since engaged a new auditor. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission will depend on having financial statements re-audited and re-reviewed by the new auditor who is PCAOB-registered and permitted to appear and practice before the Securities and Exchange Commission. In addition, we may experience delays in working with potential acquisition targets or lenders until our financial statements are re-audited and reviewed by the new auditor. As a result, we may encounter delays, additional audit expenses, and other material costs due to our inability to rely on our previously reviewed and audited financial statements by BF Borgers, Spicer Jeffries, and Cherry Bekaert. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence and public perception of the Company. All of these factors could materially and adversely affect our business, the market price of our common stock, and our ability to access the capital markets.

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

As of March 31, 2026, the Company had 21,683,189 outstanding shares of its Common Stock trading at approximately $0.0.068 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the first quarter of 2026 or in fiscal year 2025.

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

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 32.53% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of March 31, 2026, Mr. Billingsley owned approximately 26.43% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 32.53% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

On January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased 11 Series Q Convertible Preferred Shares of the Company from a third party in a private transaction for a total purchase price of $204,488 or $18,590 per share. Subsequent to the year-end, effective April 3, 2026, such 11 Series Q Convertible Preferred Shares were elected to be converted into 5,906,107 shares of the Company’s Common Stock at the Series Q Conversion Value of $347,279 at a Common Stock conversion price of $0.0588 per Common Share. The original holder of the 11 Series Q Convertible Preferred Shares of the Company purchased the preferred shares on May 30, 2018, for $10,000 per share, pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Mentor Capital, Inc.

Date: May 14, 2026	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: May 14, 2026	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-43-