Form 10-Q
period 2026-06-30
Mentor Capital, Inc.
filed 2026-08-13
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At August 13, 2026, there were 27,589,296 shares of Mentor Capital, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations related to production levels measured in 42 gallon barrels of crude oil (“BBLs”) or production levels per 1,000 cubic feet of natural gas (“MCF”) on properties in which we have mineral and royalty interests, changes in supply and demand levels for oil, natural gas, and natural gas liquids, coal, and uranium and the resulting impact on the price for those commodities, risks that third party operators will not pay us, actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia, and Iran affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage, federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations, physical and transition risks and benefits relating to global milding and other climate changes, restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin, significant declines in prices for oil, coal, uranium, natural gas, or natural gas liquids, which could require recognition of significant impairment, changes in U.S. energy, environmental, monetary and trade policies, conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by operators, changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting operators, lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting operators, severe weather conditions and natural disasters, money printing, inflation, market conditions and monetization that could impact the price of gold, interest rate fluctuations, fluctuations in gold prices, tax increases, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, economic sanctions, cybersecurity risks associated international criminal actors, the misuse of agentic AI, data breaches associated with outside negligent actors, criminals, and data brokers who may sell our information on the dark web or the negligent misuse of our confidential information by outside vendors without our knowledge or consent who we may contract with who may have negligently mishandled our confidential information, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking or currency crises, asset confiscation, theft, future weakness in the credit markets, increased rates of default and bankruptcy, political change, geopolitical conflicts, the war in Ukraine, the conflicts in the Middle East, market disruptions associated with the U.S. standoff with Iran and uncertainties regarding closure of the Strait of Hormuz that may affect national security and our investments, the potential future U.S. confrontations with Venezuela, and other potential international conflicts, and reoccurring election-related changes in the U.S. federal government’s administration on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, such as gold and commodities, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$47,693	$49,193
Investments in securities, fair value	688,125	879,208
Investment in gold commodity, at cost	417,903	516,346
Royalty income receivable	34,582	26,000
Prepaid expenses and other current assets	13,788	8,062

Total current assets	1,202,091	1,478,809

Property and equipment
Property and equipment	58,343	54,231
Accumulated depreciation and amortization	(46,579)	(44,276)

Property and equipment, net	11,764	9,955

Other assets
Long-term investments	104,431	104,431

Intangible property
Royalty interests in the Permian Basin	1,369,899	1,369,899
Accumulated amortization of royalty interests	(171,746)	(103,251)

Intangible property, net	1,198,153	1,266,648

Total other assets	1,302,584	1,371,079

Total assets	$2,516,439	$2,859,843

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,246	$361
Accrued salaries and benefits - related party	40,778	-
Accrued expenses	41,905	38,578

Total current liabilities	88,929	38,939

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	484,865	502,805

Total long-term liabilities	484,865	502,805

Total liabilities	573,794	541,744

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 0 and 11 series Q preferred shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively. *	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 27,589,296 and 21,683,189 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	2,759	2,168
Additional paid in capital	11,916,771	11,917,362
Accumulated deficit	(9,976,885)	(9,601,431)

Total shareholders’ equity	1,942,645	2,318,099

Total liabilities and shareholders’ equity	$2,516,439	$2,859,843

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Royalty revenue	$65,595	$75,000	$108,363	$77,000

Total revenue	65,595	75,000	108,363	77,000

Cost of sales	-	-	-	-

Gross profit	65,595	75,000	108,363	77,000

Selling, general and administrative expenses	197,439	201,733	500,588	397,708

Operating income (loss)	(131,844)	(126,733)	(392,225)	(320,708)

Other income and (expense)
Interest income	61	7,393	193	37,044
Unrealized gain (loss) on investment in securities	(120,549)	80,331	(68,143)	27,794
Gain (loss) on sale of investment in securities	-	(194,693)	18,740	(185,147)
Gain (loss) on sale of investment in gold	49,886	-	49,886	-
Gain (loss) on sale of investment in futures	116	-	116	-
Other income (expenses)	-	-	20,413	-
Total other income and (expense)	(70,486)	(106,969)	21,205	(120,309)

Income (loss) before provision for income taxes	(202,330)	(233,702)	(371,020)	(441,017)

Provision for income taxes	-	-	(4,434)	(4,443)

Net income (loss)	$(202,330)	$(233,702)	$(375,454)	$(445,460)

Basic and diluted net income (loss) per common share:
Basic and diluted*	$(0.008)	$(0.011)	$(0.016)	$(0.021)

Weighted average number of shares of common stock outstanding:
Basic and diluted*	26,112,769	21,686,105	24,214,378	21,686,105

*	The company recorded operating loss and so the diluted EPS will not be calculated for the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balance at March 31, 2026	11	$-	21,683,189	$2,168	$11,917,362	$(9,774,555)	$2,144,975

Conversion of preferred stock	(11)	-	5,906,107	591	(591)	-	-

Net income (loss)	-	-	-	-	-	(202,330)	(202,330)

Balances at June 30, 2026	-	$-	27,589,296	$2,759	$11,916,771	$(9,976,885)	$1,942,645

Balance at March 31, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,239,070)	$2,680,461

Net income (loss)	-	-	-	-	-	(233,702)	(233,702)

Balances at June 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,472,772)	$2,446,759

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2026 and 2025

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balances at December 31, 2025	11	-	21,683,189	$2,168	$11,917,362	$(9,601,431)	$2,318,099

Conversion of preferred stock	(11)	-	5,906,107	591	(591)	-	-

Net income (loss)	-	-	-	-	-	(375,454)	(375,454)

Balances at June 30, 2026	-	$-	27,589,296	$2,759	$11,916,771	$(9,976,885)	$1,942,645

Balances at December 31, 2024	11	$-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219

Net income (loss)	-	-	-	-	-	(445,460)	(445,460)

Balances at June 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,472,772)	$2,446,759

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(375,454)	$(445,460)
Depreciation and amortization	2,303	170
Accumulated amortization of royalty interests	68,495	34,756
Gain (loss) on investment in securities at fair value	49,404	157,353
Gain (loss) on sale of investment in gold	(49,886)	-
Gain (loss) on sale of investment in futures	(116)	-
Decrease (increase) in operating assets
Royalty income receivable	(8,582)	(77,000)
Prepaid expenses and other current assets	(5,726)	(5,862)
Increase (decrease) in operating liabilities
Accounts payable	5,885	3,936
Accrued expenses	3,327	(7,603)
Accrued salary, retirement, and benefits - related party	22,838	1,563

Net cash provided by (used by) operating activities	(287,512)	(338,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(300,532)
Purchase of gold position	-	(295,328)
Proceeds from investment in securities sold	141,679	835,209
Proceeds from investment in gold sold	148,329	-
Proceeds from investment in futures sold	116	-
Acquired royalty interests in the Permian Basin	-	(1,369,899)
Purchases of property and equipment	(4,112)	-

Net cash provided by (used by) investing activities	286,012	(1,130,550)

Net change in cash	(1,500)	(1,468,697)

Beginning cash	49,193	2,182,121

Ending cash	$47,693	$713,424

SUPPLEMENTARY INFORMATION:

Cash paid for income taxes	$674	$2,523

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of preferred stock into common stock - par value	591	-
Conversion of preferred stock into common stock - additional paid in capital	(591)	-
Total conversion of preferred stock into common stock:	$-	$-

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

MCIP held patent and licensing rights which were divested in October 2023. No capitalized assets related to MCIP are recognized on the consolidated financial statements at June 30, 2026 and 2025.

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

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. We will continue to pursue collection from the G Farma Settlors over time. No recovery payments have been received as of June 30, 2026 and 2025. The $2,539,597 judgment and interest receivable of $754,921 for the six months ended June 30, 2026 is fully reserved pending the outcome of the Company’s collection process. See Notes 4, 7, and 16.

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. At June 30, 2026 Mentor’s 500,000 shares of NeuCourt common stock, represent approximately 6.13% of NeuCourt’s issued and outstanding common stock.

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

The Company evaluated the materiality of the error in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections,” and Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters in which they occurred for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, but that correcting the error in the current period would be material to our results of operations for fiscal year 2025 if it was not corrected. Accordingly, the Company has corrected the error by revising the prior period financial information.

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

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the six month period ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,976,885) as of June 30, 2026. Although the Company had previously recorded significant profit on the sale of its former majority-owned subsidiary, negative cash flows from operations persist due to the Company’s continued investments and operations. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 7.

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

Impact related to endemic factors

Our future financial condition may be materially and adversely impacted as a result of the ongoing worldwide economic, political, and military situations, economic sanctions, the impact of money printing, inflation, interest rate fluctuations, fluctuations in gold prices, tax increases, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, cybersecurity risks associated international criminal actors, the misuse of agentic AI, data breaches associated with outside negligent actors, criminals, and data brokers who may sell our information on the dark web or the negligent misuse of our confidential information by outside vendors without our knowledge or consent who we may contract with who may have negligently mishandled our confidential information, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, increased risk to oil and energy markets, market conditions that could impact the price of gold, the monetization of gold, potential banking or currency crises, asset confiscation, theft, geopolitical conflicts, the war in Ukraine, the conflicts in the Middle East, market disruptions associated with the U.S. standoff with Iran and uncertainties regarding closure of the Strait of Hormuz that may affect national security and our investments, the potential of future U.S. confrontation with Venezuela, and other potential international conflicts, reoccurring election-related changes in the U.S. federal government’s administration, future weakness in the credit markets, increased rates of default and bankruptcy, political change, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, or the current or potential customers of our partners or affiliates, may delay or decrease spending with us, may not pay us, or may delay paying us for previously purchased products and services. Also, we, or our partners or affiliates, may have difficulties in securing additional financing.

The risk of money printing, inflation, interest rate increases, tax increases, recession, high energy prices, and supply-demand imbalances is expected to continue in 2026.

We anticipate that current cash and associated resources, without new inflows, would be sufficient for us to execute our business plan for three years after the date these financial statements are issued. The ultimate impact of endemic factors on our business, results of operations, financial condition, and cash flows are dependent on future developments, which are uncertain and cannot be predicted at this time.

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

There were no accounting pronouncements issued during the six months ended June 30, 2026 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of June 30, 2026 and December 31, 2025.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At June 30, 2026 and December 31, 2025, the Company had no allowance for doubtful normal course receivables.

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

Former investments in futures contracts

The Company entered into a limited number of investments in futures contracts between April 27, 2026 and May 26, 2026 on a test basis which are now fully settled. The Company recognized a realized aggregate gain of $116 offset by ($185) trading fees, resulting in a ($69) net loss for the quarter ended June 30, 2026. Non-settled investments in futures contracts are disclosed in accordance with ASC 815, “Derivatives and Hedging,” which would have required the Company to account for active futures contracts or derivatives as fair value hedges by which the Company would assess risks associated with its current futures trading contracts, determine the fair value by a determined consistent and established assessment method, and then offset changes in the fair value of an existing firm commitment in its futures contracts before sale by matching asset and liability risks to offset changes in fair value by such consistent and established assessment method to recognize gains and losses on the futures contracts and hedged items immediately in current earnings. The Company had no active futures contracts as of June 30, 2026, or in prior reporting periods, and it has no plans to enter into futures contracts in subsequent reporting periods.

Investment in gold at cost

The Company holds gold bullion as part of its investment strategy initially to preserve capital and hedge against inflationary risks. The Company’s investment strategy has shifted towards commodity investment as an integrated part of its portfolio involving gold bullion, gold bullion-backed securities, and investment in gold commodities. Gold bullion is classified as an indefinite-lived nonfinancial asset and is accounted for under a cost model. Gold bullion is initially recorded at acquisition cost and subsequently measured at the lower of cost or net realizable value. The Company evaluates the carrying value of gold bullion for impairment on a periodic basis and recognizes losses when the market value declines below cost. Any such impairment losses are recognized in earnings and are not reversed for subsequent recoveries in value. Fair value measurements, when performed for impairment testing, are determined in accordance with ASC 820 “Fair Value Measurement.” Realized gains or losses are recognized in earnings upon sale of the gold bullion and are measured as the difference between the proceeds received and the carrying amount of the asset.

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

Investments in debt securities

At June 30, 2026 and December 31, 2025, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At June 30, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756. See Note 6.

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

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, through related public auctions for a total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. Undiscounted cash flows are used for the recoverability test. Discounted cash flows are used to determine fair value if impairment is triggered. The Company’s royalty interests are analyzed in comparison to net present value calculated by using a 10% discount rate ceiling for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. No indicators of impairment were identified at June 30, 2026. See Note 8.

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

Outstanding warrants that did not affect the computation of the dilutive weighted average number of shares outstanding, as their effect would be anti-dilutive, were approximately 4,250,000 and 4,250,000 as of June 30, 2026, and December 31, 2025, respectively. There were no potentially dilutive shares outstanding at June 30, 2026 and December 31, 2025.

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

The investment in account receivable consists of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Face value*	$287,200	$287,200
Impairment	(250,208)	(250,208)
Total	36,992	36,992
Unamortized discount	(36,992)	(36,992)
Net balance	-	-
Long term portion	$-	$-

*	Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.

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

For the three and six months ended June 30, 2026 and 2025, $0 and $0 of discount amortization is included in interest income, respectively.

Note 4 – Notes purchase agreement receivable

G FarmaLabs Limited (“G Farma”) formerly defaulted on a certain Notes Purchase Agreement associated with certain underlying secured promissory notes with the Company, resulting in an eventual final $1,039,501 impairment by the Company. On July 11, 2023, a $2,539,597 judgment was entered against the G Farma and other related G Farma entities and guarantors (collectively, the “G Farma Settlors”) in favor of the Company and Partner I in connection with G Farma’s and its affiliated entities’ default on the Notes Purchase Agreement and equipment finance lease described at Note 7. In addition to the judgment, interest of $754,921 is due as of June 30, 2026. However, collection is unlikely, and since its inception, the judgment and associated interest have remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the Notes Purchase Agreement portion of the Judgment related to the Company’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable, and if any additional amounts are recovered, they will then be applied against the finance leases receivable, described at Note 7. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements as of June 30, 2026 and 2025, respectively. See Note 8 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	June 30, 2026	December 31, 2025
Computers	$43,730	$39,618
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	58,343	54,231
Accumulated depreciation and amortization	(46,579)	(44,276)

Net property and equipment	$11,764	$9,955

Depreciation and amortization expense were $1,456 and $85 for the three months ended June 30, 2026 and 2025 and $2,303 and $170 for the six months ended June 30, 2026 and 2025, respectively.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At June 30, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756.

Note 7 – Finance leases receivable

When the G Farma Settlors coincidentally defaulted on the Notes Purchase Agreement, as mentioned in Note 4 above, they also defaulted on certain related equipment finance leases with Partner I, resulting in an eventual final $803,399 impairment by Partner I. On July 11, 2023, a $2,539,597 judgment was entered against the G Farma Settlors in favor of the Company and Partner I in connection with Partner I’s finance leases receivable and the Company’s Notes Purchase Agreement receivables described at Note 4. In addition to the judgment, interest of $754,921 is due on June 30, 2026. However, collection is unlikely, and since its inception, the judgment has remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the finance leases receivable portion of the Judgment related to Partner I’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable described in Note 4, and if any additional amounts are recovered, they will then be applied against the finance leases receivable. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements as of June 30, 2026, and 2025, respectively. See Note 9 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

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

The Company’s ownership in various non-operating royalty interests that result in future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years which is not uncommon in the oil and gas industry. Therefore, the acquisition purchase price and associated transaction costs of our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. In contemplation of the purchase of oil and gas royalty interests, management studied the historical production curves of the wells individually and in the aggregate, along with studying its estimated percentage of royalty income based on historical royalty payments in alignment with the percentage it purchased. The Company’s royalty interests are analyzed for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of June 30, 2026, the total carrying value of all royalty interests taken together was $1,198,153, which was calculated as the beginning balance of our royalty interests of $1,369,899 less accumulated amortization of $171,746 at June 30, 2026. No indicators of impairment were identified during the six months ended June 30, 2026.

The following table summarizes activity related to the royalty interests at June 30, 2026 and December 31, 2025:

Royalty Interest Activity
Balance at December 31, 2025	$1,266,648
Additions	-
Amortization	(68,495)
Impairment	-
Balance at June 30, 2026	$1,198,153

Royalty revenue was $65,595 and $75,000 for the three months ended June 30, 2026, and 2025, respectively, and royalty revenue was $108,363 and $77,000 for the six months ended June 30, 2026, and 2025, respectively.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $34,582 and $77,000 for the six months ended June 30, 2026 and 2025, respectively, which represented the Company’s estimated receivables for approximately two months as of June 30, 2026 and for approximately three months as of June 30, 2025 due to the mid-quarter purchase of our royalty interests in 2025. Net accrual of estimated royalty income was $8,582 for the six months ended June 30, 2026, which represent the Company’s $88,882 estimated receivables for approximately six months, less ($80,300) reversals related to November 2025, December 2025, January 2026, February 2026, March 2026, and April 2026 prior accruals related to such payments being received in the six months ended June 30, 2026. Royalty payments received were $99,781 for the six months ended June 30, 2026, which represent the royalty income earned by the Company in November 2025, December 2025, January 2026, February 2026, March 2026, and April 2026. No royalty payments were received as of June 30, 2025 due to the mid-quarter purchase of the Company’s royalty interests. Actual and estimated severance taxes were approximately 5.10% of actual and accrued royalty income at the three and six months ended June 30, 2026 and 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Estimated annual ad valorem tax liability was $4,750 and $0 for the six months ended June 30, 2026, and 2025. This liability is assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law.

Subsequent to quarter end, the Company received a total of $22,669 in royalty interest payments, gross, which, after payment of $1,123 in severance taxes paid by the Company, were $21,546, net, which represents a portion of the royalty income earned by the Company in May, 2026. See Note 18.

Note 9 – Investments and fair value and at cost

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Unadjusted Quoted Market Prices	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 3)	(Level 3)
	Investment in Securities	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2024	$1,120,482	$675	$103,756
Total gains or losses
Included in earnings (or changes in net assets)	15,107	-	-
Purchases, issuances, sales, and settlements
Purchases	614,830	-	-
Issuances	-	-	-
Sales	(871,211)	-	-
Settlements	-	-	-
Balance at December 31, 2025	$879,208	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	(49,403)	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	(141,679)	-	-
Settlements	-	-	-
Balance at June 30, 2026	$688,126	$675	$103,756

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

On April 16, 2026, the Company sold one kilogram of gold bullion for $148,329, at a $49,886 realized gain as follows:

Type	Cost Basis	Realized Gain	Proceeds
Gold investment	98,443	49,886	148,329

As of June 30, 2026 and 2025, the carrying value of gold bullion was $417,903 and $295,328, respectively. The estimated fair value of gold bullion, based on quoted market prices for gold, was approximately $506,686 and $319,368 as of June 30, 2026, and 2025, respectively. The Company did not recognize any impairment losses related to gold bullion at June 30, 2026, and 2025. See Note 20 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2025, on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2026, for further disclosures regarding the Company’s historical accounting treatment related to gold.

NeuCourt investment held at cost:

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost as Level 3 assets, totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. At June 30, 2026 Mentor’s 500,000 shares of NeuCourt common stock, represent approximately 6.13% of NeuCourt’s issued and outstanding common stock. See Note 6 for further details regarding the Company’s NeuCourt SAFE.

Note 10 - Futures trading

During the quarter ended June 30, 2026, the Company entered into a limited number of exchange-traded futures contracts on a trial basis to evaluate the effectiveness of such investments as part of its treasury strategy. The activity was limited in scope, and all positions were closed prior to quarter end. Accordingly, the Company held no futures contracts at June 30, 2026. Based on management’s evaluation, the Company has discontinued this activity and does not expect futures contracts to be part of its investment strategy going forward.

Altogether, the Company contributed $5,000 to futures trading. Realized net gains on futures trading of $116, offset by futures trading expenses of ($185), resulted in a final cash balance of $4,931 at June 30, 2026, net, as follows:

Type	Initial Cash	Realized Gain	Trading Expenses	Ending Cash
Futures trading	$5,000	$116	$(185)	$4,931

Note 11 - Common stock warrants

On August 21, 1998, the Company filed for voluntary reorganization with the United States Bankruptcy Court for the Northern District of California, and on January 11, 2000, the Company’s Plan of Reorganization was approved. Among other things, the Company’s Plan of Reorganization allowed creditors and claimants to receive new Series A, B, C, and D warrants in settlement of their prior claims. All Series A and Series C warrants were exercised by December 31, 2014. All Series B warrants were exercised by January 11, 2022. Exercise prices in effect from January 1, 2015 through December 31, 2022 for Series D warrants were $1.60. On October 14, 2023, the Board of Directors of the Company authorized a reset of the Series D warrants strike price to $0.02 plus a $0.10 per warrant redemption fee, if applicable. The Company intends to allow warrant holders or Company designees, in place of original holders, additional time as needed to exercise the remaining Series D warrants.

As of June 30, 2026, and December 31, 2025, there were 4,250,000 Series D warrants outstanding with an exercise price of $0.02 per share plus a $0.10 per warrant redemption fee, if applicable. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. The Series D warrants expire on May 11, 2038.

In 2009, the Company entered into an Investment Banking Agreement and a related Strategic Advisory Agreement regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants with a 30-year life. As of June 30, 2026, and December 31, 2025, there were 413,512 Series H ($7) warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company. The Series H warrants expire on November 8, 2039.

As of June 30, 2026, and December 31, 2025, the weighted average contractual life for all Mentor warrants was 12.0 years and 12.50 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the three and six months ended June 30, 2026, no Series D warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at June 30, 2026 and December 31, 2025 was $52,700 and $255,425, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2024	4,250,000
Issued	-
Exercised	-

Outstanding at December 31, 2025	4,250,000
Issued	-
Exercised	-
Outstanding at June 30, 2026	4,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. As of June 30, 2026, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2024	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2025	413,512
Issued	-
Exercised	-
Outstanding at June 30, 2026	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the six months ended June 30, 2026, and 2025 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at June 30, 2026 and December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, no authorized repurchase plan was in effect. No shares of the Company’s common stock were repurchased during 2025 or during the six months ended June 30, 2026.

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

On January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased the 11 outstanding Series Q Convertible Preferred Shares of the Company in a private transaction for a total purchase price of $204,488, or $18,590 per share. On April 3, 2026, he elected to convert such 11 Series Q Convertible Preferred Shares into 5,906,107 shares of the Company’s Common Stock at the conversion price of $0.0588 per Common Share.

The Core Q Holdings Asset Value at June 30, 2026 and December 31, 2025 was $0 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at June 30, 2026 and December 31, 2025.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company had an outstanding liability to its CEO as follows:

	June 30, 2026	December 31, 2025
Current liability to shareholder
Accrued salaries and benefits(1)	$40,778	$62,154
Long-term liability to shareholder
Accrued retirement and other benefits	746,518	702,304
Offset by shareholder advance	(261,653)	(261,653)
Net long-term liability to shareholder	484,865	440,651
Total outstanding liability	$525,643	$502,805

(1)	Our CEO’s accrued salaries and benefits were reclassified from long-term liabilities to short-term liabilities in fiscal year 2026.

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the six months ended June 30, 2026 and 2025, there were no incentive fee expenses.

Note 15 – Related party transactions

Between January 1, 2026 and April 14, 2026, our Chief Executive Officer, Chet Billingsley, purchased 51,000 shares of the Company’s common stock on the open market at an average price of $0.0808 per share.

On January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased the 11 outstanding Series Q Convertible Preferred Shares of the Company in a private transaction for a total purchase price of $204,488, or $18,590 per share. On April 3, 2026, he elected to convert such 11 Series Q Convertible Preferred Shares into 5,906,107 shares of the Company’s Common Stock at the conversion price of $0.0588 per Common Share.

Note 16 – Commitments and contingencies

As of June 30, 2026, and 2025, the Company had certain commitments and contingencies related to collections. Chief among these are legal expenses and costs that may be associated with opportunistic collections, such as the collection of a $180,000 receivable that the Company is pursuing in the Superior Court of California, County of Fresno, in an interpleader action as of June 30, 2026. Management estimates that the ratio of committed estimated legal fees to expected recovery may be about ten percent. Such is not expected to be material enough to report on and will not be certain until the Company makes a business judgment on legal involvement, as it continues to monitor the potential for collection feasibility. The Company is also monitoring the potential of its collection on a $2,539,597 judgment plus $754,921 interest from the G Farma Settlors. Management’s approach toward collection from the G Farma Settlors is similar, though of larger magnitude, but with a smaller probability. Due to the uncertainty of collection, the receivable is fully impaired, and the judgment is fully reserved. See Notes 3, 4, and 7.

Note 17 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments. The first reportable segment is its classic energy segment, which consists of the Company’s operations and investment in the classic energy space, including its oil and gas royalty interests. The classic energy segment includes the fair value of securities investments in (i) oil and gas, (ii) uranium, and (iii) coal plus the Company’s March 2025 acquisition of three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas for total consideration of $1,369,899 that is further disclosed at Note 8. The Company’s primary aim for its classic energy segment is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses, or other private energy operating companies, as viable opportunities for such acquisition(s) become available. The second reportable segment consists of the Company’s historic residual operations, which include the fully impaired settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $754,921 accrued interest at June 30, 2026, and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG. The Company also maintains a gold investment for profit and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. Additionally, the Company formerly had small investments in futures contracts, investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, that was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The gold investment, short-term treasury exchange-traded funds, and the investment in NeuCourt are included in the Corporate and Eliminations section below.

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

Routine expenses related to Company’s oil and gas royalty interests within its energy segment were limited to the severance and ad valorem tax liabilities specified below. The Company’s CODM monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests. Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, advertising and promotion expenses, travel-related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the three months and six months ended June 30, 2026 compared to the three months and six months ended June 30, 2025, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended June 30, 2026
Net revenue	$65,595	$-	$-	$65,595
Operating income (loss)	65,595	(160)	(197,279)	(131,844)
Interest and dividend income	59	-	2	61
Interest expense	-	-	-	-
Severance and ad valorem taxes	3,264	-	-	3,264
Property additions	-	-	4,112	4,112
Fixed asset depreciation and amortization	-	-	1,456	1,456
Other asset additions	-	-	-	-
Other asset amortization	34,247	-	-	34,247

Three months ended June 30, 2025
Net revenue	$75,000	$-	$-	$75,000
Operating income (loss)	75,000	(442)	(201,291)	(126,733)
Interest and dividend income	7,392	-	1	7,393
Interest expense	-	-	-	-
Severance and ad valorem taxes	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	85	85
Other asset additions	-	-	-	-
Other asset amortization	34,247	-	-	34,247

Six months ended June 30, 2026
Net revenue	$108,363	$-	$-	$108,363
Operating income (loss)	108,363	(649)	(499,939)	(392,225)
Interest and dividend income	190	-	3	193
Interest expense	-	-	-	-
Severance and ad valorem taxes	10,098	-	-	10,098
Property additions	-	-	4,112	4,112
Fixed asset depreciation and amortization	-	-	2,303	2,303
Other asset additions	-	-	-	-
Other asset amortization	68,495	-	-	68,495
Total assets	1,237,033	405	1,279,001	2,516,439

Six months ended June 30, 2025
Net revenue	$77,000	$-	$-	$77,000
Operating income (loss)	77,000	(622)	(397,086)	(320,708)
Interest and dividend income	37,041	-	3	37,044
Interest expense	-	-	-	-
Severance and ad valorem taxes	-	-	-	-
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	170	170
Other asset additions	1,369,889	-	-	1,369,889
Other asset amortization	34,756	-	-	34,756
Total assets	1,508,510	1,687	1,456,801	2,966,998

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and six months ended June 30, 2026 and 2025, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income (loss)	$(131,844)	$(126,733)	$(392,225)	(320,708)
Realized gain (loss) on investment in securities	-	(194,693)	18,740	(185,147)
Unrealized gain (loss) on investment in securities	(120,549)	80,331	(68,143)	27,794
Realized gain (loss) on investment in gold	49,886	-	49,886	-
Realized gain (loss) on investment in futures	116	-	116	-
Interest and dividend income	61	7,393	193	37,044
Other income	-	-	20,413	-

Income (loss) before income taxes	$(202,330)	$(233,702)	$(371,020)	(441,017)

Note 18 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to June 30, 2026 have occurred that would require recognition or disclosure except as noted below.

Subsequent to quarter end, the Company received a total of $22,669 in royalty interest payments, gross, which, after payment of $1,123 in severance taxes paid by the Company, were $21,546 net, which represents a portion of the royalty income earned by the Company in May, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the six months ended June 30, 2026 and 2025 and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Acquisitions and investments

Mentor Capital, Inc.

The Company’s target industry focus includes the classic energy sectors of oil, gas, coal, uranium, and related ventures, with gold investment first serving as a placeholder while new energy positions are arranged. Although the energy sector declined, the gold investment did well. As a result, the Company progressively shifted to emphasize gold investment for profit and has begun to shift toward precious metals-oriented trading as a more profitable approach, including bullion, securities, and futures. Additionally, the Company has residual investments in an alternative dispute resolution platform, collecting on an annuity-like financing, and the collection of a judgment that it intends to continue to pursue. In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in the oil and gas, coal, and uranium industries.

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

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At June 30, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, which is approximately 6.13% of the issued and outstanding NeuCourt shares at June 30, 2026.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement and $2,539,591 judgment receivable plus interest receivable of $754,921 at June 30, 2026 in favor of the Company and Partner I. Partner I is a wholly-owned subsidiary of the Company that could facilitate future mergers and acquisitions.

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to make a return on its acquisitions and investments to generate positive cash flow and to obtain sufficient capital from non-portfolio-related sources. The Company currently has enough cash to effectuate its business plans for the next three years. Management believes they can raise additional funds to support their business plan and develop a successful operating company.

Results of Operations

Three Months Ended June 30, 2026, compared to Three Months Ended June 30, 2025

Revenues

Accrued revenue for the three months ended June 30, 2026 was $65,595 compared to $75,000 for the three months ended June 30, 2025 (“the prior year period”).

Gross profit

Gross profit for the three months ended June 30, 2026 was $65,595 compared to $75,000 for the prior year period. The Company’s cost of goods sold for the three months ended June 30, 2026 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2026 were $197,439 compared to $201,733 for the prior year period, a decrease of ($7,558) or (3.75%). We experienced a $4,375 increase in board of directors fees, a $3,264 increase in severance taxes, a $1,371 increase in depreciation expense, a $429 increase in professional fees, a $102 increase in insurance expense, a $39 increase in employee salary and benefits, and a $33 increase in advertising expense, offset by a ($11,741) decrease in officer salary and benefits, a ($1,126) decrease in travel related expenses, and a ($1,040) decrease in administrative fees, resulting in a decrease in other selling, general and administrative expenses of (3.75%), for the three months ended June 30, 2026 as compared to the prior year period.

Other income (expense)

Other income (expense), net, totaled ($70,486) for the three months ended June 30, 2026, compared to ($106,969) for the prior year period, a decrease of $36,483 or (34.11%). The decrease is due to a $49,886 increase in gain on the sale of investment in gold, a $116 increase in gain on the sale of investment in futures, and a $61 increase in interest income, offset by a ($120,549) decrease in unrealized gain (loss) on investment in securities for the three months ended June 30, 2026.

Net results

The net result for the three months ended June 30, 2026 was a net loss attributable to Mentor of ($202,330) or ($0.008) per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($233,702) or ($0.011) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Six Months Ended June 30, 2026, compared to Six Months Ended June 30, 2025

Revenues

Accrued revenue for the six months ended June 30, 2026 was $108,363 compared to $77,000 for the six months ended June 30, 2025 (“the prior year period”).

Gross profit

Gross profit for the six months ended June 30, 2026 was $108,363 compared to $77,000 for the prior year period. The Company’s cost of goods sold for the six months ended June 30, 2026 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2026 were $500,588 compared to $397,708 for the prior year period, an increase of $102,879 or 25.87%. We experienced a $33,739 increase in amortization of oil and gas royalty interests, a $33,371 increase in officer salary and benefits, a $13,125 increase in board of directors fees, a $9,526 increase in employee salary and benefits, a $5,348 increase in severance taxes, a $4,750 increase in annual ad valorem taxes, a $3,733 increase in professional fees, a $2,134 increase in depreciation expense, a $204 increase in insurance expense, and a $91 increase in advertising expense, offset by a ($1,935) decrease in administrative expenses, and a ($1,206) decrease in travel related expenses, resulting in an increase in other selling, general and administrative expenses of 25.87%, for the six months ended June 30, 2026, as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $21,205 for the six months ended June 30, 2026 compared to ($120,309) for the prior year period, an increase of $141,514 or (117.63%). The increase is due to a $49,886 increase in gain on the sale of investment in gold, a $18,740 increase in gain on sale of investment in securities, a $20,413 increase in other income from a class action settlement payment in re: Electronic Servitor Publication Network Inc. v. BF Borgers, a $193 increase in interest income, and a $116 increase in gain on the sale of investment in futures offset by a ($68,143) decrease in unrealized gain (loss) on investment in securities for the six months ended June 30, 2026.

Net results

The net result for the six months ended June 30, 2026 was a net loss of ($375,454) or ($0.016) per Mentor common share compared to a net loss in the prior year period of ($445,460) or ($0.021) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. As of June 30, 2026, we had cash and cash equivalents of $47,693 and working capital of $1,113,162.

Operating cash outflows in the six months ended June 30, 2026 was ($287,512), including ($375,454) of net loss, accounts payable of $69,589, non-cash accumulated amortization of royalty interests of $68,495, realized and unrealized loss on investment in securities at fair value of $49,404, accrued salary, retirement and benefits to related party of $22,838, accounts payable of $5,885, accrued expenses of $3,327, plus non-cash depreciation and amortization of $2,303 offset by an increase in realized gain on sale of investment of gold of ($49,886), royalty income receivable of ($8,582), prepaid expenses and other current assets of ($5,726), plus realized gain on sale of investment in futures of ($116).

Cash outflows from investing activities in the six months ended June 30, 2026, were $286,012, which consisted of $148,329 proceeds from investment in gold sold, $141,679 proceeds from investment in securities sold, plus $116 proceeds from investment in futures sold, offset by purchases of property and equipment of ($4,112).

Net cash outflows from financing activities for the six months ended June 30, 2026 were $0.

We will seek to raise additional funds through financing, additional collaborative relationships, or other arrangements to increase revenues to support positive cash flow. We believe our existing available resources and opportunities are sufficient to satisfy our funding requirements for three years. Internal sources of liquidity include our ability to immediately convert to cash some or all of our investment in securities valued at $688,125 at June 30, 2026, and our ability to immediately convert to cash our investment in gold held at cost at a carrying value of $417,903 with an estimated fair value based on quoted market prices of $506,686 as of June 30, 2026. External liquidity sources include royalty revenue from our oil and gas royalty interests in the Permian Basin valued at $1,198,153 at June 30, 2026. Material unused sources of liquid assets are the potential sale of our oil and gas royalty interests held in the Permian Basin.

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

For the six months ended June 30, 2026, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2025. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide additional monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 4, and 7 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on June 30, 2025. The $2,539,597 judgment and interest receivable of $754,921 for the six months ended June 30, 2026 is fully reserved pending the outcome of the Company’s collection process.

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

As a public company, we are required to file annual and quarterly financial statements with the Securities and Exchange Commission, which are audited or reviewed, as applicable, by independent registered public accountants who are PCAOB-registered and permitted to appear and practice before the Securities and Exchange Commission. Our former auditor, BF Borgers, was prohibited from practicing before the Securities and Exchange Commission, so we engaged new auditors, Spicer Jeffries, in May 2024 to complete the 2024 year-end audit and reauditing of the 2023 and 2022 opening balances. On April 20, 2026, following completion of the 2025 financial statements audit, we dismissed Spicer Jeffries, which had been purchased by Cherry Bekaert in June 2025, and, on the same day, engaged M&K CPAS, PLLC as our new auditor. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission will depend on having financial statements re-audited and re-reviewed by M&K CPAS, PLLC. In addition, we may experience delays in working with potential acquisition targets or lenders until our financial statements are re-audited and reviewed by M&K CPAS, PLLC. As a result, we may encounter delays, additional audit expenses, and other material costs due to our inability to rely on our previously reviewed and audited financial statements by BF Borgers, Spicer Jeffries, and Cherry Bekaert. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence and public perception of the Company. All of these factors could materially and adversely affect our business, the market price of our common stock, and our ability to access the capital markets. For more information, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2026.

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

We anticipate that current cash resources and opportunities without new inflows would be sufficient for us to execute our business plan for three years after the date these financial statements are issued. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making substantial expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional future financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

As of June 30, 2026, the Company had 27,589,296 outstanding shares of its Common Stock trading at approximately $0.068 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the six months ended June 30, 2026, or in fiscal year 2025.

We may be unable to collect on our ownership in oil and gas royalty interests in the form of oil and gas royalty payments or amounts owed to us may be reduced due to external market conditions, regulatory changes, or the performance of third-party oil and gas operators.

We may be unable to collect on oil and gas royalty interests owed to us due to a failure of third-party producers to properly send royalty payments to us, or we may experience delays in payments or mistakes in the amounts sent to us. Further, our anticipated royalty payment amounts may decrease due to declines in production levels on properties in which we have mineral and royalty interests or changes in supply and demand levels for oil, gas, and natural gas. Our royalty interests may also be impacted by negative market and trade conditions that may affect the demand for oil, gas, and natural gas, which would impact prices for those commodities. We may be impacted by actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia, and Iran that affect the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, including regional supply and demand factors and delays of production that may be caused by governmental or state orders, rules, or regulations that impose production limits on such acreage including federal, state, and legislative initiatives relating to hydraulic fracturing. Our anticipated royalty interest payments may be decreased due to risks related to climate change. Restrictions on the use of water, including limits on the use of produced water by operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin could affect our royalty payments. Future royalty revenue may also be affected by significant declines in prices for oil, natural gas, or natural gas liquids, which, if significant, may require significant impairment of our royalties. Third party operators may be impacted by changes in U.S. energy, environmental, monetary and trade policies and conditions in the capital, financial and credit markets, including the availability and pricing of capital for their drilling and development operations, or they could face changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services, or a lack of or disruption in access to adequate and reliable transportation, processing, storage and other facilities impacting operators, including severe weather conditions and natural disasters.

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

Many of the people and entities with whom we engage may not be used to operating in business transactions in a public environment. Therefore, in order to discharge our fiduciary and disclosure obligations, we may have to work harder to maintain good business practices. Entities and persons operating in private industry may be unaccustomed to entering into lengthy written agreements or keeping financial records according to GAAP. Additionally, entities and persons with whom we had engaged may not have paid particular attention to the obligations, including their obligations associated with employee retention tax credit and economic injury disaster loan programs, with which they have agreed in written contracts. We have experienced or may experience differences in this manner with several different entities with whom we do business, including several entities that failed to comply with common law contractual obligations, which led us into litigation and other legal remedies.

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

Founder and CEO Chet Billingsley, along with other members of the Company’s Board of Directors, have considerable control over the company through their aggregate ownership of approximately 33.72% of the outstanding shares of the Company’s Common Stock on a fully diluted basis.

As of June 30, 2026, Mr. Billingsley owned approximately 28.75% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 33.72% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

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

The effects of negative worldwide economic events, such as the impact of money printing, inflation, interest rate fluctuations, fluctuations in gold prices, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, economic sanctions, potential banking or currency crises, asset confiscation, theft, cybersecurity risks associated international criminal actors, the misuse of agentic AI, data breaches associated with outside negligent actors, criminals, and data brokers who may sell our information on the dark web or the negligent misuse of our confidential information by outside vendors without our knowledge or consent who we may contract with who may have negligently mishandled our confidential information, evolving and sophisticated cyber-attacks and other attempts to gain access to our information technology systems, geopolitical conflicts, the war in Ukraine, the conflicts in the Middle-East, the U.S. confrontation in Venezuela, and other potential international conflicts, reoccurring election-related changes in the U.S. federal government, product and labor shortages, increased risk to oil and energy markets, market conditions and monetization that could impact the price of gold, and a global economic slowdown may cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, political change, impact levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic, political, and military situations, future weakness in the credit markets, and significant liquidity problems for the financial services industries may also impact our financial condition in a number of ways. For example, current or potential partners and affiliates may not pay us, or our partners or affiliates may delay paying us or our partners or affiliates for previously purchased products and services. Our involvement in the classic energy sector may draw political or regulatory scrutiny even if our actions are entirely legal and beneficial to society. Also, we may have difficulties in securing additional financing in the energy sector.

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

On January 12, 2026, our Chief Executive Officer, Chet Billingsley, purchased the 11 outstanding Series Q Convertible Preferred Shares of the Company in a private transaction for a total purchase price of $204,488 or $18,590 per share. On or about April 3, 2026, he elected to convert such 11 Series Q Convertible Preferred Shares into 5,906,107 shares of the Company’s Common Stock at the conversion price of $0.0588 per Common Share. The original holder of the 11 Series Q Convertible Preferred Shares of the Company purchased the preferred shares on May 30, 2018, for $10,000 per share, pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Mentor Capital, Inc.

Date: August 13, 2026	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: August 13, 2026	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-46-