Form 10-Q
period 2026-09-30
Mentor Capital, Inc.
filed 2026-11-12
CIK 1599117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

At November 12, 2026, there were 27,589,296 shares of Mentor Capital, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act 1934, as amended. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “seek,” “look,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, acquisition plans, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. For example, statements in this Form 10-Q regarding the potential future impact on the Company’s business and results of operations related to production levels measured in 42 gallon barrels of crude oil (“BBLs”) or production levels per 1,000 cubic feet of natural gas (“MCF”) on properties in which we have mineral and royalty interests, changes in supply and demand levels for oil, natural gas, and natural gas liquids, coal, and uranium and the resulting impact on the price for those commodities, risks that third party operators will not pay us, actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia, and Iran affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage, federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations, physical and transition risks and benefits relating to global milding and other climate changes, restrictions on the use of water, including limits on the use of produced water by operators and potential moratoriums on new produced water well permits that may be imposed by the Texas Commission on Environmental Quality or the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin, significant declines in prices for oil, coal, uranium, natural gas, or natural gas liquids, which could require recognition of significant impairment, changes in U.S. energy, environmental, monetary and trade policies, conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by operators, changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting operators, lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting operators, severe weather conditions and natural disasters, money printing, inflation, market conditions and monetization that could impact the price of gold, interest rate fluctuations, fluctuations in gold prices, tax increases, tariff increases, fluctuations in exchange rates, challenges in raising capital, supply chain disruptions, recession, climate regulation, economic sanctions, cybersecurity risks associated international criminal actors, the misuse of agentic AI, data breaches associated with outside negligent actors, criminals, and data brokers who may sell our information on the dark web or the negligent misuse of our confidential information by outside vendors without our knowledge or consent who we may contract with who may have negligently mishandled our confidential information, evolving and sophisticated cyber-attacks and other attempts to gain unauthorized access to our information technology systems, increased risk to oil markets, potential banking or currency crises, asset confiscation, theft, future weakness in the credit markets, increased rates of default and bankruptcy, political change, geopolitical conflicts, the war in Ukraine, the conflicts in the Middle East, market disruptions associated with the U.S. standoff with Iran and uncertainties regarding closure of the Strait of Hormuz that may affect national security and our investments, the potential future U.S. confrontations with Venezuela, and other potential international conflicts, and reoccurring election-related changes in the U.S. federal government’s administration on the Company’s business and results of operations are forward-looking statements. Moreover, due to our past investments, or current involvement in oil, gas, coal, or uranium related industry or other industries, such as gold and commodities, we may be subject to heightened scrutiny and, as a result, our portfolio companies may be subject to additional laws, rules, regulations, and statutes. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All references in this Form 10-Q to the “Company,” “Mentor,” “we,” “us,” or “our,” are to Mentor Capital, Inc.

MENTOR CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$54,418	$49,193
Investments in securities, fair value	613,532	879,208
Investment in gold commodity, at cost	417,903	516,346
Other receivables - funds held by court	179,025	-
Royalty income receivable	33,156	26,000
Prepaid expenses and other current assets	14,490	8,062

Total current assets	1,312,524	1,478,809

Property and equipment
Property and equipment	58,343	54,231
Accumulated depreciation and amortization	(48,206)	(44,276)

Property and equipment, net	10,137	9,955

Other assets
Long-term investments	104,431	104,431

Intangible property
Royalty interests in the Permian Basin	1,369,899	1,369,899
Accumulated amortization of royalty interests	(205,993)	(103,251)

Intangible property, net	1,163,906	1,266,648

Total other assets	1,268,337	1,371,079

Total assets	$2,590,998	$2,859,843

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)	(Audited)

Current liabilities
Accounts payable	$13,307	$361
Accrued salaries and benefits - related party	48,346	-
Accrued expenses	48,672	38,578

Total current liabilities	110,325	38,939

Long-term liabilities
Accrued salary, retirement, and incentive fee - related party	489,415	502,805

Total long-term liabilities	489,415	502,805

Total liabilities	599,740	541,744

Commitments and Contingencies (Note 16)

Shareholders’ equity
Preferred stock, $0.0001 and $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; 0 and 11 series Q preferred shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively. *	-	-
Common stock, $0.0001 and $0.0001 par value, 75,000,000 and 75,000,000 shares authorized; 27,589,296 and 21,683,189 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	2,759	2,168
Additional paid in capital	11,916,771	11,917,362
Accumulated deficit	(9,928,272)	(9,601,431)

Total shareholders’ equity	1,991,258	2,318,099

Total liabilities and shareholders’ equity	$2,590,998	$2,859,843

*	Par value is less than $0.01.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Royalty revenue	$55,480	$40,430	$163,843	$117,430

Total revenue	55,480	40,430	163,843	117,430

Cost of sales	-	-	-	-

Gross profit	55,480	40,430	163,843	117,430

Selling, general and administrative expenses	209,167	201,114	709,754	598,821

Operating income (loss)	(153,687)	(160,684)	(545,911)	(481,391)

Other income and (expense)
Legal recovery of previously impaired investment	175,361	-	175,361	-
Interest income	3,742	3,897	3,935	40,940
Unrealized gain (loss) on investment in securities	(1,112)	87,520	(69,255)	115,314
Gain (loss) on sale of investment in securities	24,304	-	43,044	(185,147)
Gain (loss) on sale of investment in gold	-	-	49,886	-
Gain (loss) on sale of investment in futures	-	-	116	-
Other income (expenses)	5	-	20,418	-
Total other income and (expense)	202,300	91,417	223,505	(28,893)

Income (loss) before provision for income taxes	48,613	(69,267)	(322,406)	(510,284)

Provision for income taxes	-	-	(4,435)	(4,443)

Net income (loss)	$48,613	$(69,267)	$(326,841)	$(514,727)

Basic and diluted net income (loss) per common share:
Basic	$0.0018	$(0.0032)	$(0.0130)	$(0.0237)
Diluted*	0.0017	(0.0032)	(0.0130)	(0.0237)

Weighted average number of shares of common stock outstanding:
Basic	27,589,296	21,686,105	25,226,853	21,686,105
Diluted*	29,097,361	21,686,105	25,226,853	21,686,105

*	In periods when the Company recorded an operating loss, the diluted EPS was not calculated as the diluted EPS effect is anti-dilutive.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2026 and 2025

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balance at June 30, 2026	-	$-	27,589,296	$2,759	$11,916,771	$(9,976,885)	$1,942,645

Net income (loss)	-	-	-	-	-	48,613	48,613

Balances at September 30, 2026	-	$-	27,589,296	$2,759	$11,916,771	$(9,928,272)	$1,991,258

Balance at June 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,472,772)	$2,446,759

Net income (loss)	-	-	-	-	-	(69,267)	(69,267)

Balances at September 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,542,039)	$2,377,492

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

	Preferred stock		Common stock		Additional	Accumulated
	Shares	$0.0001 par*	Shares	$0.0001 par	paid in capital	equity (deficit)	Total

Balances at December 31, 2025	11	-	21,683,189	$2,168	$11,917,362	$(9,601,431)	$2,318,099

Conversion of preferred stock	(11)	-	5,906,107	591	(591)	-	-

Net income (loss)	-	-	-	-	-	(326,841)	(326,841)

Balances at September 30, 2026	-	$-	27,589,296	$2,759	$11,916,771	$(9,928,272)	$1,991,258

Balances at December 31, 2024	11	$-	21,686,105	$2,169	$11,917,362	$(9,027,312)	$2,892,219

Net income (loss)	-	-	-	-	-	(514,727)	(514,727)

Balances at September 30, 2025	11	$-	21,686,105	$2,169	$11,917,362	$(9,542,039)	$2,377,492

*	Par value of series Q preferred shares is less than $1.

See accompanying Notes to Financial Statements

Mentor Capital, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(326,841)	$(514,727)
Depreciation and amortization	3,930	255
Accumulated amortization of royalty interests	102,742	69,003
Legal recovery of previously impaired investment	(175,361)	-
Increase in accrued interest income	(3,664)	-
Gain (loss) on investment in securities at fair value	26,211	69,833
Gain (loss) on sale of investment in gold	(49,886)	-
Gain (loss) on sale of investment in futures	(116)	-
Decrease (increase) in operating assets
Royalty income receivable	(7,156)	(38,456)
Prepaid expenses and other current assets	(6,427)	(7,127)
Increase (decrease) in operating liabilities
Accounts payable	12,946	12,459
Accrued expenses	10,094	(3,011)
Accrued salary, retirement, and benefits - related party	34,956	13,895

Net cash provided by (used by) operating activities	(378,572)	(397,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(614,830)
Purchase of gold position	-	(516,346)
Proceeds from investment in securities sold	239,464	835,209
Proceeds from investment in gold sold	148,329	-
Proceeds from investment in futures sold	116	-
Acquired royalty interests in the Permian Basin	-	(1,369,899)
Purchases of property and equipment	(4,112)	(8,465)

Net cash provided by (used by) investing activities	383,797	(1,674,331)

Net change in cash	5,225	(2,072,207)

Beginning cash	49,193	2,182,121

Ending cash	$54,418	$109,914

SUPPLEMENTARY INFORMATION:

Cash paid for income taxes	$674	$3,563

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of preferred stock into common stock - par value	591	-
Conversion of preferred stock into common stock - additional paid in capital	(591)	-
Total conversion of preferred stock into common stock:	$-	$-

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

MCIP held patent and licensing rights which were divested in October 2023. No capitalized assets related to MCIP are recognized on the consolidated financial statements at September 30, 2026 and 2025.

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

The Company has retained the reserve on collections of the unpaid lease receivable balance due to the long history of uncertain payments from G Farma. Payments from G Farma will be recognized in Other Income as they are received. We will continue to pursue collection from the G Farma Settlors over time. No recovery payments have been received as of September 30, 2026 and 2025. The $2,539,597 judgment and interest receivable of $818,933 for the nine months ended September 30, 2026 is fully reserved pending the outcome of the Company’s collection process. See Notes 4, 7, and 16.

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. At September 30, 2026 Mentor’s 500,000 shares of NeuCourt common stock, represent approximately 6.13% of NeuCourt’s issued and outstanding common stock.

In 2023, the Company initially signaled a substantial return to its energy roots, starting with a tracking investment in New York Stock Exchange energy companies in the oil and gas, coal, and uranium industries.

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for a total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. See Note 8.

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

Condensed consolidated financial statements

The unaudited condensed consolidated financial statements of the Company for the nine month period ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. These financial statements should be read in conjunction with that report.

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

As shown in the accompanying financial statements, the Company has a significant accumulated deficit of ($9,928,272) as of September 30, 2026. Although the Company had previously recorded significant profit on the sale of its former majority-owned subsidiary, negative cash flows from operations persist due to the Company’s continued investments and operations. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the future production of hydrocarbons from the underlying properties, without incurring any operating or production costs in the future. See Note 8.

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

There were no accounting pronouncements issued during the nine months ended September 30, 2026 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company had no short-term debt securities as of September 30, 2026 and December 31, 2025.

Accounts receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on historical losses as a percent of revenue in conjunction with a review of outstanding balances on a quarterly basis. The estimate of allowance for doubtful accounts is based on the Company’s bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company’s customers deteriorates, resulting in the customer’s inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts will be required. At September 30, 2026 and December 31, 2025, the Company had no allowance for doubtful normal course receivables.

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

Former investments in futures contracts

The Company entered into a limited number of investments in futures contracts between April 27, 2026 and May 26, 2026 on a test basis which are now fully settled. The Company recognized a realized aggregate gain of $116 offset by ($185) trading fees, resulting in a ($69) net loss for the quarter ended June 30, 2026. Non-settled investments in futures contracts are disclosed in accordance with ASC 815, “Derivatives and Hedging,” which would have required the Company to account for active futures contracts or derivatives as fair value hedges by which the Company would assess risks associated with its current futures trading contracts, determine the fair value by a determined consistent and established assessment method, and then offset changes in the fair value of an existing firm commitment in its futures contracts before sale by matching asset and liability risks to offset changes in fair value by such consistent and established assessment method to recognize gains and losses on the futures contracts and hedged items immediately in current earnings. The Company had no active futures contracts as of September 30, 2026, or in prior reporting periods, and it has no plans to enter into futures contracts in subsequent reporting periods.

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

Investments in debt securities

At September 30, 2026 and December 31, 2025, the Company held no investments in debt securities. The Company’s former investment in debt securities consisted of two convertible notes receivable from NeuCourt, Inc. On July 15, 2022, all principal and accrued interest on the notes were converted into a Simple Agreement for Future Equity (“SAFE”). At September 30, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756. See Note 6.

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

The Company was notified by the originating third-party payor of the $1,287,000 account receivable that the Company purchased from the former payee that, in or about December 2025 the third-party payor intended to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee could resolve ownership of the $180,000. The Company obtained legal counsel in Fresno and pursued the $180,000 in an interpleader action. On September 1, 2026, the Company was awarded by order of the Court $175,361 plus $3,664 interest by the Superior Court of California, County of Fresno, Unlimited Civil Division. See Note 3.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the declining balance method over the estimated useful lives of various classes of property. The estimated lives of the property and equipment are generally as follows: computer equipment, 3 years to 5 years, and furniture and equipment, 7 years. Depreciation is included in selling, general, and administrative costs in the consolidated income statements.

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

Intangible assets

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for a total consideration of $1,369,899. The Company’s ownership in various non-operating royalty interests that result in a future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years, which is not uncommon in the oil and gas industry. Our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. Undiscounted cash flows are used for the recoverability test. Discounted cash flows are used to determine fair value if impairment is triggered. The Company’s royalty interests are analyzed in comparison to net present value calculated by using a 10% discount rate ceiling for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. No indicators of impairment were identified at September 30, 2026. See Note 8.

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

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. Working interest owners operating the wells will participate in and bear the costs of operation and development. Accrued royalty income is estimated and recognized in the month it is produced. The difference between accrued royalty income and the amount received is adjusted when royalty payments are paid. Therefore, our royalty income accruals are subject to revision. The performance or lack of performance of third-party producers who send royalty payments to the Company, weather conditions, the accuracy of historical check stub and well volume data from the energy professionals upon which our estimates rely, production levels and actual volumes, and prices of oil and natural gas sales may materially impact our royalty income receivable amounts. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors that may materially impact the recoverability of our royalty interests. The Company has the right to receive royalty interest payments once production has occurred, at which point payment is unconditional. The Company’s receipt of royalty interest payments is not attached to any performance obligation that the Company must perform, such as the delivery of goods or services in order to receive payment from a customer. Therefore, the Company’s ownership of royalty interests is not a contractual asset or liability under ASC 606, “Revenue from Contracts with Customers.”

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

Outstanding warrants that did not affect the computation of the dilutive weighted average number of shares outstanding, as their effect would be anti-dilutive, were approximately 4,250,000 and 4,250,000 as of September 30, 2026, and December 31, 2025, respectively. There were no potentially dilutive shares outstanding at September 30, 2026 and December 31, 2025.

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

On January 10, 2023, the Company received the 2023 annual installment payment of $117,000. Three additional $117,000 annual installment payments were due in early 2024, 2025, and 2026. The 2024 and 2025 annual installment payments have not been received. At June 11, 2024, the receivable was fully impaired by $250,208 due to a history of uncertain payments. The $250,208 impairment consisted of the Company’s estimate of the reduction of $287,200 purchased receivable offset by a ($36,992) purchased receivable discount. The Company’s recognition of an impairment loss due to the uncertainty of collection does not diminish its contractual rights to collect the full amounts due pursuant to the contract.

In or about December 2025, the Company was advised that the paying entity was going to place $180,000 in the care of the Superior Court, County of Fresno with the Court to determine distribution of the funds between the Company and the original payee from whom the Company purchased its interest. On September 1, 2026, the Company was awarded by order of the Court $175,361 of the $180,000 held by the Court plus $3,664 in accrued interest. As a result, the Company reduced the face value and impairment amount by $175,361 at September 30, 2026.

The investment in account receivable consists of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Face value*	$111,839	$287,200
Impairment	(74,847)	(250,208)
Total	36,992	36,992
Unamortized discount	(36,992)	(36,992)
Net balance	-	-
Long term portion	$-	$-

*	The face value amount was reduced by $175,361 due to the award by order of the Superior Court, County of Fresno on September 1, 2026. Coincident with the June 11, 2024 impairment, accounts receivable of $2,300 were reclassed and concurrently impaired. Prior to the full impairment, the Company reduced the face value of its investment in account receivable by an additional $100 per month for five receivable payment installments.

For the three and nine months ended September 30, 2026 and 2025, $175,361 and $0 of accrued legal recovery of our previously impaired investment and $3,664 and $0 of court-accrued interest income are included in recovery of previously impaired investment and interest income, respectively.

Subsequent to quarter end, the Company received a total of $179,025 from the Superior Court of California, County of Fresno, Unlimited Civil Division. See Note 18.

Note 4 – Notes purchase agreement receivable

G FarmaLabs Limited (“G Farma”) formerly defaulted on a certain Notes Purchase Agreement associated with certain underlying secured promissory notes with the Company, resulting in an eventual final $1,039,501 impairment by the Company. On July 11, 2023, a $2,539,597 judgment was entered against the G Farma and other related G Farma entities and guarantors (collectively, the “G Farma Settlors”) in favor of the Company and Partner I in connection with G Farma’s and its affiliated entities’ default on the Notes Purchase Agreement and equipment finance lease described at Note 7. In addition to the judgment, interest of $818,933 is due as of September 30, 2026. However, collection is unlikely, and since its inception, the judgment and associated interest have remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the Notes Purchase Agreement portion of the Judgment related to the Company’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable, and if any additional amounts are recovered, they will then be applied against the finance leases receivable, described at Note 7. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements as of September 30, 2026 and 2025, respectively. See Note 8 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Note 5 - Property and equipment

Property and equipment are comprised of the following:

	September 30, 2026	December 31, 2025
Computers	$43,730	$39,618
Furniture and fixtures	14,613	14,613
Machinery and vehicles	-	-
	58,343	54,231
Accumulated depreciation and amortization	(48,206)	(44,276)

Net property and equipment	$10,137	$9,955

Depreciation and amortization expense were $1,627 and $85 for the three months ended September 30, 2026 and 2025 and $3,930 and $255 for the nine months ended September 30, 2026 and 2025, respectively.

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

On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement by which the Company invested an additional $10,000 in the form of a NeuCourt Simple Agreement for Future Equity under the same terms as the previous July 15, 2022 SAFE Purchase Agreement between NeuCourt and the Company, increasing the aggregate SAFE Purchase Amount to $93,756. At September 30, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756.

Note 7 – Finance leases receivable

When the G Farma Settlors coincidentally defaulted on the Notes Purchase Agreement, as mentioned in Note 4 above, they also defaulted on certain related equipment finance leases with Partner I, resulting in an eventual final $803,399 impairment by Partner I. On July 11, 2023, a $2,539,597 judgment was entered against the G Farma Settlors in favor of the Company and Partner I in connection with Partner I’s finance leases receivable and the Company’s Notes Purchase Agreement receivables described at Note 4. In addition to the judgment, interest of $818,933 is due on September 30, 2026. However, collection is unlikely, and since its inception, the judgment has remained fully reserved. See “Credit quality of notes receivable and finance leases receivable and credit loss reserve” at Note 2 for further explanation. The Company routinely monitors post-judgment collection potential and feasibility from a long-term collection perspective regarding the finance leases receivable portion of the Judgment related to Partner I’s share of the Judgment collection proceeds. Payment received will first be applied against the notes receivable described in Note 4, and if any additional amounts are recovered, they will then be applied against the finance leases receivable. Payments from G Farma Settlors will be recognized in Other Income as they are received. No recovery payments were included in other income in the consolidated financial statements as of September 30, 2026, and 2025, respectively. See Note 9 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025, for further information related to notes purchase agreement and consulting agreement with G Farma.

Note 8 – Interest in oil and gas royalties

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for total consideration of $1,369,899 as follows:

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

The Company’s ownership in various non-operating royalty interests that result in future economic benefit in the form of royalty payments following production are classified as intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The Company determined that the royalty interests have an estimated useful life of ten years which is not uncommon in the oil and gas industry. Therefore, the acquisition purchase price and associated transaction costs of our royalty interests are amortized on a straight-line basis over an estimated useful life of ten years. In contemplation of the purchase of oil and gas royalty interests, management studied the historical production curves of the wells individually and in the aggregate, along with studying its estimated percentage of royalty income based on historical royalty payments in alignment with the percentage it purchased. The Company’s royalty interests are analyzed for impairment at least annually or if events or changes in circumstances indicate the asset may be significantly impaired. As of September 30, 2026, the total carrying value of all royalty interests taken together was $1,163,906, which was calculated as the beginning March 2025 balance of our royalty interests of $1,369,899 less accumulated amortization of $205,993 at September 30, 2026. No indicators of impairment were identified during the nine months ended September 30, 2026.

The following table summarizes activity related to the royalty interests at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Beginning balance (1)	$1,266,648	$1,369,899
Additions	-	-
Amortization	(102,742)	(103,251)
Impairment	-	-
Ending balance	$1,163,906	$1,266,648

(1)	The beginning balance reflects the Company’s total royalty interest acquisitions as of December 31, 2025. A total of $1,369,899 royalty interests had been acquired as of March 31, 2025.

Royalty revenue was $55,480 and $40,430 for the three months ended September 30, 2026, and 2025, respectively, and royalty revenue was $163,843 and $117,430 for the nine months ended September 30, 2026, and 2025, respectively.

Accrued royalty income and incurred severance taxes are estimated and recognized in the month oil is produced, when royalty income is earned. The difference between accrued royalty income and the amount received is adjusted when royalty payments are received.

Accrual of estimated royalty income was $33,156 and $38,456 for the nine months ended September 30, 2026 and 2025, respectively, which represented the Company’s estimated receivables for approximately two months as of September 30, 2026 and for approximately two and a half months as of September 30, 2025 due to the recent purchase of our royalty interests in 2025. Net accrual of estimated royalty income was $7,156 at September 30, 2026, which represents the Company’s $137,460 estimated receivables, less ($130,304) reversals related to November 2025 through July 2026 prior accruals related to such payments being received in the nine months ended September 30, 2026. Royalty payments received were $156,687 for the nine months ended September 30, 2026, which represents the royalty income earned by the Company from November 2025 through July 2026. Royalty payments received as of September 30, 2025 were $78,974, which represent income earned by the Company for the period March 2025 through July 2025. Actual and estimated severance taxes were approximately 5.10% of actual and accrued royalty income at the three and nine months ended September 30, 2026 and 2025. The difference between the estimated incurred severance tax liability and the amount paid is adjusted upon the Company’s receipt of royalty statements. The Company monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests.

Estimated annual ad valorem tax liability was $4,750 and $0 for the nine months ended September 30, 2026, and 2025. This liability is assessed according to value by the county assessor in the locality where our royalty interests are located, in accordance with local and state law.

Subsequent to quarter end, the Company received a total of $15,900 in royalty interest payments, gross, which, after payment of $829 in severance taxes paid by the Company, were $15,071, net, which represents a portion of the royalty income earned by the Company in August, 2026. See Note 18.

Note 9 – Investments and fair value and at cost

The hierarchy of Level 1, Level 2 and Level 3 Assets are listed as following:

	Unadjusted Quoted Market Prices	Significant Unobservable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 3)	(Level 3)
	Investment in Securities	Investment in Common Stock Warrants	Other Equity Investments
Balance at December 31, 2024	$1,120,482	$675	$103,756
Total gains or losses
Included in earnings (or changes in net assets)	15,107	-	-
Purchases, issuances, sales, and settlements
Purchases	614,830	-	-
Issuances	-	-	-
Sales	(871,211)	-	-
Settlements	-	-	-
Balance at December 31, 2025	$879,208	675	103,756

Total gains or losses
Included in earnings (or changes in net assets)	(26,211)	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	(239,464)	-	-
Settlements	-	-	-
Balance at September 30, 2026	$613,533	$675	$103,756

Gold position held at cost:

On March 17, 2025, the Company purchased a 3 (three) kilogram gold position for $295,328, and on July 17, 2025, the Company purchased a 2 (two) kilogram gold position for $221,018. The Company holds gold bullion as part of its integrated investment strategy to profit from trading in gold and gold-backed securities and, on a test basis, potential futures trading, which is now fully settled. Initially, the gold purchase helped preserve capital and hedge against inflationary risks. Gold bullion is classified as an indefinite-lived nonfinancial asset and is accounted for under a cost model.

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

As of September 30, 2026 and 2025, the carrying value of gold bullion was $417,903 and $516,346, respectively. The estimated fair value of gold bullion, based on quoted market prices for gold, was approximately $525,692 and $612,328 as of September 30, 2026, and 2025, respectively. The Company did not recognize any impairment losses related to gold bullion at September 30, 2026, and 2025. See Note 20 to the consolidated financial statements and the Company’s Annual Report for the period ended December 31, 2025, on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2026, for further disclosures regarding the Company’s historical accounting treatment related to gold.

NeuCourt investment held at cost:

The Company holds investments in NeuCourt, Inc. (“NeuCourt”) at cost as Level 3 assets, totaling $104,431. The investment is comprised of (i) 105,130 warrants, held at cost at $675, (ii) 500,000 shares, held at cost at $10,000, and (iii) a Simple Agreement for Future Equity (“SAFE”) held at cost at $93,756. At September 30, 2026 Mentor’s 500,000 shares of NeuCourt common stock, represent approximately 6.13% of NeuCourt’s issued and outstanding common stock. See Note 6 for further details regarding the Company’s NeuCourt SAFE.

Note 10 - Futures trading

During the quarter ended June 30, 2026, the Company entered into a limited number of exchange-traded futures contracts on a trial basis to evaluate the effectiveness of such investments as part of its treasury strategy. The activity was limited in scope, and all positions were closed prior to June 30, 2026. Accordingly, the Company held no futures contracts at June 30, 2026. Based on management’s evaluation, the Company has discontinued this activity and does not expect futures contracts to be part of its investment strategy going forward.

Altogether, the Company contributed $5,000 to futures trading. Realized net gains on futures trading of $116, offset by futures trading expenses of ($185), resulted in a final cash balance of $4,931 at June 30, 2026, net, as follows:

Type	Initial Cash	Realized Gain	Trading Expenses	Ending Cash
Futures trading	$5,000	$116	$(185)	$4,931

The Company held no futures contracts at September 30, 2026.

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

As of September 30, 2026, and December 31, 2025, there were 4,250,000 Series D warrants outstanding with an exercise price of $0.02 per share plus a $0.10 per warrant redemption fee, if applicable. If the called warrants are not exercised, the Company has the right to designate the warrants to a new holder in return for a $0.10 per share redemption fee payable to the original warrant holders. All such changes in the exercise price of warrants were provided for by the court in the Plan of Reorganization to provide a mechanism for all debtors to receive value even if they could not or did not exercise their warrants. The Series D warrants expire on May 11, 2038.

In 2009, the Company entered into an Investment Banking Agreement and a related Strategic Advisory Agreement regarding a potential merger with a cancer development company. In conjunction with those related agreements, the Company issued 689,159 Series H ($7) Warrants with a 30-year life. As of September 30, 2026, and December 31, 2025, there were 413,512 Series H ($7) warrants outstanding. The warrants are subject to cashless exercise based upon the ten-day trailing closing bid price preceding the exercise as interpreted by the Company. The Series H warrants expire on November 8, 2039.

As of September 30, 2026, and December 31, 2025, the weighted average contractual life for all Mentor warrants was 11.75 years and 12.50 years, respectively, and the weighted average outstanding warrant exercise price was $0.64 and $0.64 per share, respectively.

During the three and nine months ended September 30, 2026, no Series D warrants were exercised, and no warrants were issued. The intrinsic value of outstanding warrants at September 30, 2026 and December 31, 2025 was $46,750 and $255,425, respectively.

The following table summarizes Series D common stock warrants as of each period:

Series D
Outstanding at December 31, 2024	4,250,000
Issued	-
Exercised	-

Outstanding at December 31, 2025	4,250,000
Issued	-
Exercised	-
Outstanding at September 30, 2026	4,250,000

Series E, F, G, and H warrants were issued for investment banking and advisory services during 2009. Series E, F, and G warrants were exercised in 2014. As of September 30, 2026, there were 413,512 Series H ($7) Warrants outstanding. The following table summarizes Series H ($7) warrants as of each period:

Series H $7.00 exercise price
Outstanding at December 31, 2024	413,512
Issued	-
Canceled	-
Exercised	-
Outstanding at December 31, 2025	413,512
Issued	-
Exercised	-
Outstanding at September 30, 2026	413,512

On February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and the Company’s Third Amended Plan of Reorganization, the Company announced a minimum 30-day partial redemption of up to 1% of the already outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. Company designees that applied during the 30 days paid 10 cents per warrant to redeem the warrant and then exercised the Series D warrant to purchase a share of the Company’s Common Stock at the court-specified formula of not more than one-half of the closing bid price on the day preceding the 30-day exercise period. In successive months, the authorized partial warrant redemption amount was recalculated, and the redemption offer repeated according to the court formula. In the Company’s October 7, 2016 press release, Mentor stated that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date schedule after the prior 1% redemption was completed to prevent potential third-party manipulation of share prices at month-end. The periodic partial redemptions could continue to be recalculated and repeated until such unexercised warrants are exhausted, or the partial redemption is otherwise paused, or truncated by the Company. For the nine months ended September 30, 2026, and 2025 no warrants were redeemed.

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

Once the Series D warrants have been fully redeemed and exercised, the fees for the Series D warrant series will likewise be distributed. Mr. Billingsley has agreed to assume liability for paying these redemption fees and therefore warrant redemption fees received are retained by the Company for operating costs. Should Mr. Billingsley be incapacitated or otherwise become unable to pay the warrant redemption fees, the Company will remit the warrant redemption fees to former holders from amounts otherwise due to Mr. Billingsley from the Company, which are sufficient to cover the redemption fees at September 30, 2026 and December 31, 2025.

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

As of September 30, 2026 and December 31, 2025, no authorized repurchase plan was in effect. No shares of the Company’s common stock were repurchased during 2025 or during the nine months ended September 30, 2026.

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

To the extent that any shares of Series Q Preferred Stock are issued and outstanding, the per share “Series Q Conversion Value,” as defined in the Certificate of Designation, shall be calculated by the Company at least once each calendar quarter as follows: The per share Series Q Conversion Value shall be equal to the quotient of the “Core Q Holdings Asset Value” divided by the number of issued and outstanding shares of Series Q Preferred Stock. If no Series Q Preferred Stock is outstanding, the price will remain the last previously transacted Series Q Preferred Stock price until new Series Q Preferred Stock are sold. The “Core Q Holdings Asset Value” shall equal the value, as calculated and published by the Company, of all assets that constitute Core Q Holdings which shall include such considerations as the Company designates and need not accord with any established or commonly employed valuation method or considerations. “Core Q Holdings” consists of all proceeds received by the Company on the sale of shares of Series Q Preferred Stock and all securities, acquisitions, and business acquired from such proceeds by the Company. The Company shall periodically, but at least once each calendar quarter, identify, update, account for and value, the assets that comprise the Core Q Holdings.

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

The Core Q Holdings Asset Value at September 30, 2026 and December 31, 2025 was $0 and $20,843 per share, respectively. There was no contingent liability for the Series Q Preferred Stock conversion at September 30, 2026 and December 31, 2025.

Note 14 - Accrued salary, accrued retirement, and incentive fee - related party

The Company has an outstanding liability to its CEO as follows:

	September 30, 2026	December 31, 2025
Current liability to shareholder
Accrued salaries and benefits(1)	$48,346	$62,154
Long-term liability to shareholder
Accrued retirement and other benefits	751,068	702,304
Offset by shareholder advance	(261,653)	(261,653)
	489,415	440,651
	$537,761	$502,805

(1)	Our CEO’s accrued salaries and benefits were reclassified from long-term liabilities to short-term liabilities in fiscal year 2026.

As approved by resolution of the Board of Directors in 1998, the CEO will be paid an incentive fee and a bonus, which are payable in installments at the CEO’s option. The incentive fee is 1% of the increase in market capitalization based on the bid price of the Company’s stock beyond the book value at confirmation of the bankruptcy, which was approximately $260,000. The bonus is 0.5% of the increase in market capitalization for each $1 increase in stock price up to a maximum of $8 per share (4%) based on the bid price of the stock beyond the book value at confirmation of the bankruptcy. For the nine months ended September 30, 2026 and 2025, there were no incentive fee expenses.

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

Note 16 – Commitments and contingencies

As of September 30, 2026, and 2025, the Company had certain commitments and contingencies related to collections. Chief among these are legal expenses and costs that may be associated with opportunistic collections, such as the collection of a $180,000 receivable that the Company was pursuing in the Superior Court of California, County of Fresno, in an interpleader action. On September 1, 2026, the Company was awarded by order of the Court $175,361 of the $180,000 held by the Court plus $3,664 interest by the Superior Court of California, County of Fresno. Management estimated that the ratio of committed estimated legal fees to expected recovery to be about ten percent. Such an amount was not expected to be material enough to report. As of September 30, 2026, the Company has spent approximately 5.60% of the award on legal fees in the interpleader action. The Company is also monitoring the potential of its collection on a $2,539,597 judgment plus $818,933 interest from the G Farma Settlors. Management’s approach toward collection from the G Farma Settlors is similar, though of larger magnitude, but with a smaller probability. Due to the uncertainty of collection, the receivable is fully impaired, and the judgment is fully reserved. See Notes 3, 4, and 7.

Note 17 – Segment Information

The Company is an operating, acquisition, and investment business. Subsidiaries in which the Company has a controlling financial interest are consolidated. The Company generally has two reportable segments. The first reportable segment is its classic energy segment, which consists of the Company’s operations and investment in the classic energy space, including its oil and gas royalty interests. The classic energy segment includes the fair value of securities investments in (i) oil and gas, (ii) uranium, and (iii) coal plus the Company’s March 2025 acquisition of three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas for total consideration of $1,369,899 that is further disclosed at Note 8. The Company’s primary aim for its classic energy segment is to acquire revenue-generating energy assets, such as oil and gas royalties, oil service businesses, or other private energy operating companies, as viable opportunities for such acquisition(s) become available. The second reportable segment consists of the Company’s historic residual operations, which include the fully impaired settlement payments receivable from G Farma and its co-defendants in the amount of $2,539,597 plus $818,933 accrued interest at September 30, 2026, and the operation of subsidiaries Mentor IP, Partner I, Partner II, and TWG. The Company also maintains a gold investment for profit and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively. Additionally, the Company formerly had small investments in futures contracts, investments in securities listed on the NYSE and NASDAQ, an investment in note receivable from a non-affiliated party that was fully impaired on June 11, 2024, and the fair value of convertible notes receivable and accrued interest from NeuCourt, that was exchanged for a NeuCourt SAFE security investment that is carried at cost as a long-term investment and is included with the Company’s long term investments on the Company’s consolidated balance sheet. The gold investment, short-term treasury exchange-traded funds, and the investment in NeuCourt are included in the Corporate and Eliminations section below.

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

Routine expenses related to Company’s oil and gas royalty interests within its energy segment were limited to the severance and ad valorem tax liabilities specified below. The Company’s CODM monitors changes in market conditions, commodity prices, production volumes, and other factors, which may materially impact the recoverability of our royalty interests. Costs not allocated to our two reportable segments represent activities associated with the Company’s management and headquarters functions, especially with regard to accounting and audits for the Company and its majority-owned subsidiaries. The Company’s headquarters functions also include monitoring our less than majority positions for value and investment security and reviewing possible acquisition candidates and acquisition assets on an ongoing basis. These costs primarily included administrative expenses, professional service fees, advertising and promotion expenses, travel-related expenses, employee and officer salaries, employee and officer accrued benefits, employee and officer payroll tax expenses, board fees, and depreciation expenses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the three months and nine months ended September 30, 2026 compared to the three months and nine months ended September 30, 2025, Selling, General, and Administrative Expenses for a further disclosure and discussion of the Company’s management and headquarters related expenses.

Segment information for our current operating segments is as follows:

	Energy Segment	Historic Segment	Corporate and Eliminations	Consolidated
Three months ended September 30, 2026
Net revenue	$55,480	$-	$-	$55,480
Operating income (loss)	55,480	-	(209,167)	(153,687)
Interest and dividend income	77	-	3,665	3,742
Interest expense	-	-	-	-
Severance and ad valorem taxes	2,776	-	-	2,776
Property additions	-	-	-	-
Fixed asset depreciation and amortization	-	-	1,627	1,627
Other asset additions	-	-	-	-
Other asset amortization	34,247	-	-	34,247

Three months ended September 30, 2025
Net revenue	$40,430	$-	$-	$40,430
Operating income (loss)	40,430	(180)	(200,934)	(160,684)
Interest and dividend income	3,897	-	-	3,897
Interest expense	-	-	-	-
Severance and ad valorem taxes	6,064	-	-	6,064
Property additions	-	-	8,456	8,456
Fixed asset depreciation and amortization	-	-	85	85
Other asset additions	-	-	-	-
Other asset amortization	34,247	-	-	34,247

Nine months ended September 30, 2026
Net revenue	$163,843	$-	$-	$163,843
Operating income (loss)	163,843	(649)	(709,105)	(545,911)
Interest and dividend income	267	-	3,668	3,935
Interest expense	-	-	-	-
Severance and ad valorem taxes	12,874	-	-	12,874
Property additions	-	-	4,112	4,112
Fixed asset depreciation and amortization	-	-	3,930	3,930
Other asset additions	-	-	-	-
Other asset amortization	102,742	-	-	102,742
Total assets	1,197,381	405	1,393,212	2,590,998

Nine months ended September 30, 2025
Net revenue	$117,430	$-	$-	$117,430
Operating income (loss)	117,430	(802)	(598,019)	(481,391)
Interest and dividend income	40,936	-	4	40,940
Interest expense	-	-	-	-
Severance and ad valorem taxes	6,064	-	-	6,064
Property additions	-	-	8,465	8,465
Fixed asset depreciation and amortization	-	-	255	255
Other asset additions	1,369,889	-	-	1,369,889
Other asset amortization	69,003	-	-	69,003
Total assets	1,444,159	1,507	1,477,513	2,923,179

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes for the three and nine months ended September 30, 2026 and 2025, as presented in the unaudited condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss)	$(153,687)	$(160,684))	$(545,911)	(481,391)
Gain (loss) on investment in account receivable	175,361	-	175,361	-
Realized gain (loss) on investment in securities	24,304	-	43,044	(185,147)
Unrealized gain (loss) on investment in securities	(1,112)	87,520	(69,255)	115,314
Realized gain (loss) on investment in gold	-	-	49,886	-
Realized gain (loss) on investment in futures	-	-	116	-
Interest and dividend income	3,742	3,897	3,935	40,940
Other income	5	-	20,418	-

Income (loss) before income taxes	$48,613	$(69,267)	$(322,406)	(510,284)

Note 18 – Subsequent events

Management evaluated subsequent events through the date these financial statements were issued and concluded that no events subsequent to September 30, 2026 have occurred that would require recognition or disclosure except as noted below.

Subsequent to quarter end, the Company received a total of $15,900 in royalty interest payments, gross, which, after payment of $829 in severance taxes paid by the Company, were $15,071 net, which represents a portion of the royalty income earned by the Company in August, 2026.

Subsequent to quarter end, the Company received a total of $179,025 from the Superior Court of California, County of Fresno, Unlimited Civil Division which was the result of an interpleader action by which Mentor and a former payee resolved ownership of a receivable in favor of Mentor Capital, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist in the understanding of our financial position at September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The information below should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements and related notes to the financial statements included within this Quarterly Report on Form 10-Q for the nine months ended September 30, 2026 and 2025 and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for total consideration of $1,369,899 as follows:

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

On July 15, 2022, the Company and NeuCourt entered into an Exchange Agreement whereby the Company’s outstanding convertible promissory notes and accrued interest, in an aggregate net amount of $83,756, was exchanged for a Simple Agreement for Future Equity (“SAFE”) in equal face value. On January 20, 2023, the Company and NeuCourt entered into a SAFE Purchase Agreement, increasing the Company’s aggregate SAFE Purchase Amount to $93,756. At September 30, 2026 and December 31, 2025, the SAFE Purchase Amount was $93,756.

On December 21, 2018, the Company purchased 500,000 shares of NeuCourt Common Stock, which is approximately 6.13% of the issued and outstanding NeuCourt shares at September 30, 2026.

Mentor Partner I, LLC

Mentor Partner I, LLC (“Partner I”) was reorganized under the laws of the State of Texas in February 2021. Partner I originally held the contractual rights to lease payments from G Farma and now the related settlement and $2,539,591 judgment receivable plus interest receivable of $818,933 at September 30, 2026 in favor of the Company and Partner I. Partner I is a wholly-owned subsidiary of the Company that could facilitate future mergers and acquisitions.

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

Overview

The Company maintains a diverse and opportunistic acquisition focus. It sold its former legacy investment in the former facilities operations segment and continues looking to expand into the classic energy markets of oil, gas, coal, uranium, and related businesses. The Company signaled a substantial return to its energy roots, starting with a tracking investment in six New York Stock Exchange energy companies in the oil and gas, coal, uranium, and pipeline markets. In March 2025, the Company acquired three fractional, non-operating royalty interests in oil and gas properties covering approximately one-hundred twenty-one (121) wells in the Spraberry Field of the Permian Basin in West Texas, for total consideration of $1,369,899. The royalty interests entitle the Company to receive a proportional share of revenues generated from the production of hydrocarbons from the underlying property, without incurring any operating or production costs. The Company also maintains a gold investment and short-term treasury exchange-traded funds for the purpose of facilitating investment into the Company to support potential future energy acquisitions and to collect low-risk interest to offset inflation, respectively.

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

Mentor seeks to take significant positions in target companies to provide public market liquidity for founders, protection for investors, funding for the companies, and incubate private companies that Mentor believes to have significant potential. When Mentor takes a major position in its investees, it provides financial and legal management when needed but leaves operating control in the hands of the company founders. Retaining control, receiving greater liquidity, and working with an experienced organization to efficiently develop disclosures and compliance that are similar to what is required of public companies are three potential key advantages to company founders working with Mentor Capital, Inc.

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

Results of Operations

Three Months Ended September 30, 2026, compared to Three Months Ended September 30, 2025

Revenues

Accrued revenue for the three months ended September 30, 2026 was $55,480 compared to $40,430 for the three months ended September 30, 2025 (“the prior year period”).

Gross profit

Gross profit for the three months ended September 30, 2026 was $55,480 compared to $40,430 for the prior year period. The Company’s cost of goods sold for the three months ended September 30, 2026 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2026 were $209,167 compared to $201,114 for the prior year period, an increase of $8,053 or 4.00%. We experienced a $3,826 increase in professional fees, a $2,637 increase in employee salary, benefits, and payroll taxes, a $2,500 increase in board of directors fees, a $2,299 increase in officer salary, benefits, and payroll taxes, a $1,542 increase in non-cash depreciation expense, and a $183 increase in insurance expense, offset by a ($3,288) decrease in severance taxes, a ($1,639) decrease in administrative fees, and a ($5) decrease in advertising expense resulting in an increase in other selling, general and administrative expenses of 4.00%, for the three months ended September 30, 2026 as compared to the prior year period.

Other income (expense)

Other income (expense), net, totaled $202,300 for the three months ended September 30, 2026, compared to $91,417 for the prior year period, an increase of $110,883 or 121.29%. The increase is due to a $175,361 increase in recovery of a previously impaired investment, a $24,304 increase in gain on sale of investment in securities, a ($155) decrease in interest income, and a $5 increase in other income, offset by a ($88,632) decrease in unrealized gain (loss) on investment in securities for the three months ended September 30, 2026.

Net results

The net result for the three months ended September 30, 2026 was a net gain attributable to Mentor of $48,613 or $0.0018 per Mentor common share compared to a net loss attributable to Mentor in the prior year period of ($69,267) or ($0.0032) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Nine Months Ended September 30, 2026, compared to Nine Months Ended September 30, 2025

Revenues

Accrued revenue for the nine months ended September 30, 2026 was $163,843 compared to $117,430 for the nine months ended September 30, 2025 (“the prior year period”).

Gross profit

Gross profit for the nine months ended September 30, 2026 was $163,843 compared to $117,430 for the prior year period. The Company’s cost of goods sold for the nine months ended September 30, 2026 were $0 and $0 for the prior year period.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2026 were $709,754 compared to $598,821 for the prior year period, an increase of $110,933 or 18.53%. We experienced a $35,670 increase in officer salary, benefits, and payroll taxes, a $33,739 increase in non-cash amortization of oil and gas royalty interests, a $15,625 increase in board of directors fees, a $12,163 increase in employee salary, benefits, and payroll taxes, a $7,560 increase in professional fees, a $4,750 increase in accrued annual ad valorem taxes, a $3,675 increase in non-cash depreciation expense, a $2,060 increase in severance taxes, a $387 increase in insurance expense, and a $85 increase in advertising expense, offset by a ($3,575) decrease in administrative expenses, and a ($1,206) decrease in travel-related expenses, resulting in an increase in other selling, general and administrative expenses of 18.53%, for the nine months ended September 30, 2026, as compared to the prior year period.

Other income and expense

Other income and expense, net, totaled $223,505 for the nine months ended September 30, 2026 compared to ($28,893) for the prior year period, an increase of $252,398 or (873.56%). The increase is due to a $175,361 increase in recovery of a previously impaired investment, a $49,886 increase in gain on the sale of investment in gold, a $43,044 increase in gain on sale of investment in securities, a $20,413 increase in other income from a class action settlement payment in re: Electronic Servitor Publication Network Inc. v. BF Borgers, a $3,935 increase in interest income, a $116 increase in gain on the sale of investment in futures, and a $5 increase in other income, offset by a ($69,255) decrease in unrealized gain (loss) on investment in securities for the nine months ended September 30, 2026.

Net results

The net result for the nine months ended September 30, 2026 was a net loss of ($326,841) or ($0.0130) per Mentor common share compared to a net loss in the prior year period of ($514,727) or ($0.0237) per Mentor common share. The Company will continue to look for acquisition opportunities to expand its portfolio in companies that are positive for operating revenue or have the potential to become positive for operating revenue.

Liquidity and Capital Resources

Since our reorganization, we have raised capital through warrant holder exercise of warrants to purchase shares of Common Stock. As of September 30, 2026, we had cash and cash equivalents of $54,418 and working capital of $1,202,199.

Operating cash outflows in the nine months ended September 30, 2026 was ($378,572), including ($326,841) of net loss, non-cash accumulated amortization of royalty interests of $102,742, accrued salary, retirement and benefits to related party of $34,956, realized and unrealized loss on investment in securities at fair value of $26,211, accounts payable of $12,946, accrued expenses of $10,094, plus non-cash depreciation and amortization of $3,930 offset by an increase in recovery of a previously impaired investment of ($175,361), realized gain on sale of investment of gold of ($49,886), royalty income receivable of ($7,156), prepaid expenses and other current assets of ($6,427), increase in accrued interest income of ($3,664), plus a realized gain on sale of investment in futures of ($116).

Cash outflows from investing activities in the nine months ended September 30, 2026, were $383,797, which consisted of $239,464 proceeds from investment in securities sold, $148,329 proceeds from investment in gold sold, plus $116 proceeds from investment in futures sold, offset by purchases of property and equipment of ($4,112).

Net cash outflows from financing activities for the nine months ended September 30, 2026 were $0.

We will seek to raise additional funds through financing, additional collaborative relationships, or other arrangements to increase revenues to support positive cash flow. We believe our existing available resources and opportunities are sufficient to satisfy our funding requirements for three years. Internal sources of liquidity include our ability to immediately convert to cash some or all of our investment in securities valued at $613,532 at September 30, 2026, and our ability to immediately convert to cash our investment in gold held at cost at a carrying value of $417,903 with an estimated fair value based on quoted market prices of $525,692 as of September 30, 2026. External liquidity sources include royalty revenue from our oil and gas royalty interests in the Permian Basin valued at $1,163,906 at September 30, 2026. Material unused sources of liquid assets are the potential sale of our oil and gas royalty interests held in the Permian Basin.

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

For the nine months ended September 30, 2026, there were no redemptions of Series D Warrants. There were no redemptions of Series D Warrants in 2025. We believe that if warrants are redeemed and exercised, partial warrant redemptions will provide additional monthly cash for monthly operations.

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

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our managers, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has retained the reserve on the unpaid notes receivable balance and collections of the unpaid lease receivable balance due to the history of uncertain payments from G Farma and the G Farma Settlors. Payments recovered will be reported as Other income in the consolidated income statements. See Notes 1, 4, and 7 to this Quarterly Report and Notes 1, 8, 9, and 16 to Company’s Annual Report for the period ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. The $2,539,597 judgment and interest receivable of $818,933 for the nine months ended September 30, 2026 is fully reserved pending the outcome of the Company’s collection process.

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

The Company was notified by the originating third-party payor of the $1,287,000 account receivable that the Company purchased from the former payee that, in or about December 2025 the third-party payor intended to deposit a $180,000 payment with the Superior Court of California, County of Fresno, in an interpleader action through which Mentor and the former payee could resolve ownership of the $180,000. The Company obtained legal counsel in Fresno and pursued the $180,000 in an interpleader action. On September 1, 2026, the Company was awarded by order of the Court $175,361 of the $180,000 deposited funds plus $3,664 interest by the Superior Court of California, County of Fresno, Unlimited Civil Division.

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

As of September 30, 2026, the Company had 27,589,296 outstanding shares of its Common Stock trading at approximately $0.031 per share. As of the same date, the Company also had 4,250,000 outstanding Series D warrants exercisable for shares of Common Stock at $0.02 per share. These Series D warrants do not have a cashless exercise feature. The Company estimates that the warrants may be increasingly exercised anytime the per share price of the Company’s Common Stock is greater than $0.24 per share. Exercise of these Series D warrants may result in immediate and potentially substantial dilution to current holders of the Company’s Common Stock. In addition, the Company has 413,512 outstanding Series H warrants with a per share exercise price of $7.00 held by an investment bank and its affiliates. These $7.00 Series H warrants include a cashless exercise feature. Current and future shareholders may suffer dilution of their investment and equity ownership if any of the warrant holders elect to exercise their warrants.

Beginning on February 9, 2015, in accordance with Section 1145 of the United States Bankruptcy Code and in accordance with the Company’s court-approved Plan of Reorganization, the Company announced that it would allow for partial redemption of up to 1% per month of the outstanding Series D warrants to provide for the court specified redemption mechanism for warrants not exercised timely by the original holder or their estates. On October 7, 2016, the Company announced that the 1% redemptions which were formerly priced on a calendar month schedule would subsequently be initiated and priced on a random date to be scheduled after the prior 1% redemption is complete to prevent potential third-party manipulation of share prices during the pricing period at month-end. Company designees that apply during the redemption period must pay 10 cents per warrant to redeem the warrants and then exercise the Series D warrant to purchase a share of the Company’s Common Stock at a maximum of one-half of the closing bid price on the day preceding the 1% partial redemption. The 1% partial redemption may continue to be periodically recalculated and repeated according to the court formula until such unexercised warrants are exhausted, or the partial redemption is otherwise suspended or truncated by the Company. There were no warrant redemptions in the nine months ended September 30, 2026, or in fiscal year 2025.

We may be unable to collect on our ownership in oil and gas royalty interests in the form of oil and gas royalty payments or amounts owed to us may be reduced due to external market conditions, regulatory changes, or the performance of third-party oil and gas operators.

We may be unable to collect on oil and gas royalty interests owed to us due to a failure of third-party producers to properly send royalty payments to us, or we may experience delays in payments or mistakes in the amounts sent to us. Further, our anticipated royalty payment amounts may decrease due to declines in production levels on properties in which we have mineral and royalty interests or changes in supply and demand levels for oil, gas, and natural gas. Our royalty interests may also be impacted by negative market and trade conditions that may affect the demand for oil, gas, and natural gas, which would impact prices for those commodities. We may be impacted by actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia, and Iran that affect the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments, including regional supply and demand factors and delays of production that may be caused by governmental or state orders, rules, or regulations that impose production limits on such acreage including federal, state, and legislative initiatives relating to hydraulic fracturing. Our anticipated royalty interest payments may be decreased due to risks related to climate change. Restrictions on the use of water, including limits on the use of produced water by operators and potential moratoriums on new produced water well permits that may be imposed by the Texas Commission on Environmental Quality or the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin could affect our royalty payments. Future royalty revenue may also be affected by significant declines in prices for oil, natural gas, or natural gas liquids, which, if significant, may require significant impairment of our royalties. Third party operators may be impacted by changes in U.S. energy, environmental, monetary and trade policies and conditions in the capital, financial and credit markets, including the availability and pricing of capital for their drilling and development operations, or they could face changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services, or a lack of or disruption in access to adequate and reliable transportation, processing, storage and other facilities impacting operators, including severe weather conditions and natural disasters.

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

As of September 30, 2026, Mr. Billingsley owned approximately 28.75% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Together with other members of the Company’s Board of Directors, the management of the Company owns approximately 33.72% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. Mr. Billingsley holds 47,274 Series D warrants, exercisable at $0.02 per share. Marcia Meyer, and Lori Stansfield, directors of the Company, hold an aggregate of 628,955 Series D warrants exercisable at $0.02 per share. Due to the large number of shares of Common Stock owned by Mr. Billingsley and the directors of the Company, management has considerable ability to exercise control over the Company and matters submitted for shareholder approval, including the election of directors and approval of any merger, consolidation or sale of substantially all of the assets of the Company. Additionally, due to his position as CEO and Chairman of the Board, Mr. Billingsley has the ability to control the management and affairs of the Company. The Company’s directors and Mr. Billingsley owe a fiduciary duty to our shareholders and are required to act in good faith in a manner each reasonably believes to be in the best interests of our shareholders. As shareholders, Mr. Billingsley and the other directors are entitled to vote their shares in their own interests, which may not always be in the interests of our shareholders generally.

We face rapid change.

The market for our partners’ and subsidiaries’ products and services are characterized by rapidly changing laws, political climate, technologies, and the introduction of new products and services. We believe that our future success will depend in part upon our ability to work with companies that develop and enhance products and services offered in the energy and dispute resolution industries. There can be no assurance that our partners and subsidiaries will be able to develop and execute products and services or enhance initial products in a timely manner to apply and satisfy customer needs, achieve market acceptance or address changes in our target markets. Failure to apply and develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition, and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, we will possibly need to create departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified accounting, technical, marketing, and sales personnel, we may experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

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

Mentor Capital, Inc.

Date: November 12, 2026	By:	/s/ Chet Billingsley
Chet Billingsley, Chief Executive Officer

Date: November 12, 2026	By:	/s/ Chet Billingsley
Chet Billingsley, Principal Financial Officer

-44-